Form 10-Q
period 2014-09-30
National Commerce Corp
filed 2014-12-08
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 333-198219

NATIONAL COMMERCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8627710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

813 Shades Creek Parkway, Suite 100 Birmingham, Alabama	35209
(Address of principal executive offices)	(Zip Code)

(205) 313-8100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at December 5, 2014
Common stock, $0.01 par value	5,924,579 shares

NATIONAL COMMERCE CORPORATION

FORM 10-Q

i

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “National Commerce Corporation,” “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation and its consolidated affiliates as of September 30, 2014.

On October 28, 2014, the Company’s Registration Statement on Form S-4 (Registration No. 333-198219) became effective, and the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance, which involve substantial risks and uncertainties. Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements include any statement that, without limitation, may predict, forecast, indicate or imply future results, performance or achievements instead of historical or current facts and may contain words like “anticipates,” “approximately,” “believes,” “budget,” “can,” “could,” “continues,” “contemplates,” “estimates,” “expects,” “forecast,” “intends,” “may,” “might,” “objective,” “outlook,” “predicts,” “probably,” “plans,” “potential,” “project,” “seeks,” “shall,” “should,” “target,” “will,” or the negative of these terms and other words, phrases, or expressions with similar meaning.

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed herein under “Part II, Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$11,707	2,273
Interest-bearing deposits with banks	79,202	121,863

Cash and cash equivalents	90,909	124,136
Investment securities available-for-sale	34,439	47,979
Other investments	4,437	4,482
Mortgage loans held-for-sale	11,329	7,159
Loans, net of unearned income	705,884	582,002
Less: allowance for loan losses	9,018	9,119

Loans, net	696,866	572,883
Premises and equipment, net	17,877	16,181
Accrued interest receivable	1,685	1,430
Bank owned life insurance	8,427	8,247
Other real estate	830	845
Goodwill	23,115	—
Other assets	8,068	8,439

	$897,982	791,781

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$154,812	128,837
Interest-bearing demand	137,526	107,060
Savings and money market	319,433	304,071
Time	151,738	138,063

Total deposits	763,509	678,031
Federal Home Loan Bank advances	22,000	22,000
Accrued interest payable	406	476
Other liabilities	8,016	2,335

Total liabilities	793,931	702,842

Commitments
Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	—	—
Common stock, at September 30, 2014, $0.01 par value, 12,500,000 shares authorized and 5,924,579 shares issued and outstanding; at December 31, 2013, $1.00 par value, 11,250,000 shares authorized and 5,164,219 shares issued and outstanding	59	5,164
Common stock - non-voting, at September 30, 2014 all shares reclassified to common stock; at December 31, 2013, $1.00 par value; 1,250,000 shares authorized, 565,895 shares issued and outstanding	—	566
Additional paid-in capital	101,354	91,774
Accumulated deficit	(5,160)	(8,856)
Accumulated other comprehensive income	656	291

Total shareholders’ equity attributable to National Commerce Corporation	96,909	88,939
Noncontrolling interest	7,142	—

Total shareholders’ equity	104,051	88,939

	$897,982	791,781

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Earnings

(In thousands, except per share data)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and dividend income:
Interest and fees on loans	$7,744	5,709	19,583	15,806
Interest and dividends on taxable investment securities	276	333	903	1,006
Interest on non-taxable investment securities	43	28	127	99
Interest on interest-bearing deposits and federal funds sold	44	31	151	166

Total interest income	8,107	6,101	20,764	17,077
Interest expense:
Interest on deposits	619	508	1,693	1,577
Interest on borrowings	111	131	330	400

Total interest expense	730	639	2,023	1,977

Net interest income	7,377	5,462	18,741	15,100
Provision for loan losses	152	—	152	—

Net interest income after provision for loan losses	7,225	5,462	18,589	15,100
Other income:
Service charges and fees on deposit accounts	174	154	512	459
Mortgage origination and fee income	1,013	1,064	2,766	3,200
Income from bank owned life insurance	59	59	179	176
Wealth management fees	14	20	43	71
Gain on other real estate	—	43	5	62
(Loss) gain on sale of investment securities available-for-sale	(33)	—	(33)	47
Other	93	52	141	131

Total other income	1,320	1,392	3,613	4,146

Other expense:
Salaries and employee benefits	3,993	3,425	10,885	10,245
Occupancy and equipment	477	404	1,372	1,329
Other operating	1,511	1,416	4,040	3,661

Total other expense	5,981	5,245	16,297	15,235

Earnings before income taxes	2,564	1,609	5,905	4,011
Income tax expense	841	591	2,001	1,454

Net earnings	1,723	1,018	3,904	2,557
Less: Net earnings attributable to noncontrolling interest	208	—	208	—

Net earnings attributable to National Commerce Corporation	$1,515	1,018	3,696	2,557

Basic net earnings per common share	$0.26	0.18	0.64	0.45
Diluted net earnings per common share	$0.26	0.18	0.63	0.44

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$1,515	1,018	3,696	2,557
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities available-for-sale:
Unrealized (losses) gains arising during the period, net of tax of ($36), ($81), $185 and ($576), respectively	(65)	(149)	344	(1,070)
Reclassification adjustment for losses (gains) included in net earnings, net of tax of $12 during the three and nine months ended September 30, 2014 and ($17) during the nine months ended September 30, 2013	21	—	21	(30)

Other comprehensive (loss) income	(44)	(149)	365	(1,100)

Comprehensive income	$1,471	869	4,061	1,457

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

		Non-voting	Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Deficit	Income	Interest	Total
Balance, December 31, 2013	$5,164	566	91,774	(8,856)	291	—	88,939
Reclassification for Delaware reincorporation	(5,108)	(566)	5,674				—
Exercise of stock options and warrants	1		614				615
Sale of common stock, net of offering expenses of $28	2		2,970				2,972
Share-based compensation expense			322				322
Net earnings for National Commerce Corporation				3,696			3,696
Initial noncontrolling interest						6,934	6,934
Net earnings attributable to noncontrolling interest						208	208
Change in unrealized gain/loss on securities available-for-sale, net of tax	—	—	—	—	365	—	365

Balance, September 30, 2014	$59	—	101,354	(5,160)	656	7,142	104,051

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	For Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$3,696	2,557
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Provision for loan losses	152	—
Net earnings attributable to noncontrolling interest	208	—
Depreciation, amortization and accretion	662	598
Loss (gain) on sale of investment securities available-for-sale	33	(47)
Loss (gain) on ineffective portion of fair value hedge derivative	(163)	(46)
Change in mortgage loan derivative	(28)	—
Gain on trade or sale of premises and equipment	2	—
Share-based compensation expense	322	216
Income from bank owned life insurance	(179)	(176)
Gain on other real estate	(5)	(62)
Change in:
Mortgage loans held-for-sale	(4,170)	4,814
Other assets and accrued interest receivable	49	636
Other liabilities and accrued interest payable	(983)	1,103

Net cash provided (used) by operating activities	(404)	9,593

Cash flows from investing activities (net of effect of business combination):
Proceeds from calls, maturities and paydowns of securities available-for-sale	4,085	9,509
Proceeds from sale of securities available-for-sale	9,967	952
Purchases of securities available-for-sale	—	(19,922)
Proceeds from sale of other investments	45	81
Purchases of other investments	—	(192)
Net cash paid in acquisition	(13,948)	—
Net change in loans	(42,441)	(92,805)
Proceeds from sale of other real estate	50	329
Purchases of premises and equipment	(1,845)	(2,988)

Net cash used by investing activities	(44,087)	(105,036)

Cash flows from financing activities (net of effect of business combination):
Net change in deposits	85,478	(19,547)
Repayment of Federal Home Loan Bank advances	—	(2,500)
Repayment of short-term debt	(77,801)	—
Repayment of non-recourse debt	—	(195)
Proceeds from stock offerings	3,000	—
Stock offering expenses	(28)	—
Proceeds from exercise of options and warrants	615	—

Net cash provided (used) by financing activities	11,264	(22,242)

Net change in cash and cash equivalents	(33,227)	(117,685)
Cash and cash equivalents at beginning of the period	124,136	171,287

Cash and cash equivalents at end of the period	$90,909	53,602

	For Nine Months Ended
	September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,093	2,118
Income taxes	$2,303	505
Non-cash investing and financing activities:
Change in unrealized gain on securities available-for-sale, net of tax	$365	(1,100)
Transfer of loans to other real estate	$30	1,017
Assets acquired and liabilities assumed in CBI acquisition
Assets acquired in CBI acquisition	$105,275	—
Liabilities assumed in CBI acquisition	$84,393	—

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Notes to Unaudited Consolidated Financial Statements

(amounts in tables in thousands, except per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of National Commerce Corporation (the “Company”) its wholly-owned subsidiary, National Bank of Commerce (the “Bank”) and its majority-owned subsidiary, CBI Holding Company, LLC (“CBI”). The Bank provides a full range of commercial and consumer banking services throughout Alabama, including metropolitan Birmingham, Huntsville, Lee County and Baldwin County. In addition to its Alabama locations, the Bank currently operates a full-service banking office in Vero Beach, Florida, which office operated only as a loan production office from April 2014 until November 2014. The Bank is primarily regulated by the Office of the Comptroller of Currency (“OCC”) and undergoes periodic examinations by this regulatory agency. The Company is regulated by the Federal Reserve and is also subject to periodic examinations. CBI is a transaction–based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly National Commerce Corporation’s consolidated balance sheets, statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany transactions have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as of December 31, 2013, which are contained in the Joint Proxy Statement-Prospectus dated October 28, 2014, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended (the “Securities Act”) on November 4, 2014.

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses and the assessment of deferred tax assets and liabilities, and therefore are critical accounting estimates. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include, but are not limited to: external market factors, such as market interest rates and employment rates; changes to operating policies and procedures; economic conditions in our markets; and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe that such differences would materially affect the consolidated financial statements in any individual reporting period presented.

Note 2 – Reclassifications and Reincorporation

Certain prior period amounts have been reclassified to conform to the presentation used in 2014. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

During April 2014, the Company reincorporated in the State of Delaware. As a result of this reincorporation, the par value of the Company’s stock was changed from $1.00 par value per share to $0.01 par value per share. Additionally, all outstanding non-voting common shares were converted to common voting shares, and any fractional shares (totaling 17.5 shares) were cashed out. Other than the cash out of fractional shares, the reincorporation had no impact on total shares outstanding or total equity of the Company.

Note 3 – Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares (warrants) are excluded from the diluted earnings per share computation and totaled 30,000 for the three and nine months ended September 30, 2013. During June 2014, these warrants were exercised and are included in common shares outstanding for the periods ended September 30, 2014.

The reconciliation of the components of the basic and diluted earnings per share is as follows:

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings available to common shareholders	$1,515	1,018	$3,696	2,557

Weighted average common shares outstanding	5,855,276	5,730,114	5,776,131	5,730,114
Dilutive effect of stock options	23,829	5,699	15,530	5,063
Dilutive effect of performance share awards	50,281	22,606	49,434	22,513

Diluted common shares	5,929,386	5,758,419	5,841,095	5,757,690

Basic earnings per common share	$0.26	0.18	$0.64	0.45
Diluted earnings per common share	$0.26	0.18	$0.63	0.44

Note 4 – Investment Securities

Investment securities available-for-sale at September 30, 2014 and December 31, 2013 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2014	Cost	Gains	Losses	Value
Mortgage-backed securities	$29,022	1,037	244	29,815
Municipal securities	4,408	249	33	4,624
Mutual fund	—	—	—	—

	$33,430	1,286	277	34,439

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Mortgage-backed securities	$33,123	1,022	403	33,742
Municipal securities	4,409	59	198	4,270
Mutual fund	10,000	—	33	9,967

	$47,532	1,081	634	47,979

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Details concerning investment securities with unrealized losses as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$—	—	7,832	244	7,832	244
Municipal securities	—	—	948	33	948	33
Mutual fund	—	—	—	—	—	—

	$—	—	8,780	277	8,780	277

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$8,409	403	—	—	8,409	403
Municipal securities	2,086	198	—	—	2,086	198
Mutual fund	9,967	33	—	—	9,967	33

	$20,462	634	—	—	20,462	634

As of September 30, 2014, the Company did not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three and nine month periods ending September 30, 2014 and 2013.

During the nine months ended September 30, 2013, the Company sold investment securities for proceeds of $951,645 and realized gross gains of $46,645. During the nine months ended September 30, 2014, the Company sold one investment security for proceeds of $9,967,320 and realized a gross loss of $32,679.

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Municipal securities:
0 to 5 years	$—	—
5 to 10 years	603	635
Over 10 years	3,805	3,989
Mortgage-backed securities	29,022	29,815
Mutual fund	—	—

	$33,430	34,439

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
Commercial, financial, and agricultural	$95,532	115,005
Factored commercial receivables	81,926	—
Real estate - mortgage	450,769	403,053
Real estate - construction	70,501	58,372
Consumer	7,663	6,113
Leases	—	6

	706,391	582,549
Less: Unearned fees	507	547

Total loans and leases	705,884	582,002
Allowance for loan losses	(9,018)	(9,119)

Total net loans and leases	$696,866	572,883

The Company grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade areas throughout Alabama and Florida, including metropolitan Birmingham, Huntsville, Lee County and Baldwin County in Alabama and in Vero Beach, Florida. Through CBI, the Company also purchases receivables from transportation companies and automotive parts and service providers nationwide. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. Portfolio segments utilized by the Company are identified below. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans and credit scores, debt-to-income, collateral type and loan-to-value ratios for consumer loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated:

	Commercial,	Factored
	financial, and	Commercial	Real estate -	Real estate -
	agricultural	receivables	mortgage	Construction	Consumer	Unallocated	Total
Balance, December 31, 2013	$1,398	$—	4,449	964	243	2,065	9,119
Provisions charged to operating expense	183	152	1,030	(255)	(71)	(887)	152
Loans charged off	(3)	(167)	(393)	—	—	—	(563)
Recoveries	52	190	31	25	12	—	310

Balance, September 30, 2014	$1,630	$175	5,117	734	184	1,178	9,018

Ending balance, individually evaluated for impairment	$—	$—	—	—	—	—	—
Ending balance, collectively evaluated for impairment	$1,630	$175	5,117	734	184	1,178	9,018
Loans:
Individually evaluated for impairment	$—	$—	1,087	—	—	—	1,087
Collectively evaluated for impairment	$95,532	$81,926	449,682	70,501	7,663	—	705,304

The Company individually evaluates for impairment all loans that are on nonaccrual status. Additionally, all troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance. During the nine months ended September 30, 2014 and 2013, the Company did not modify any loans that would be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of September 30, 2014 and December 31, 2013.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
September 30, 2014	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$—	—	—	31
Factored commercial receivables	—	—	—	—
Real estate - mortgage	1,087	2,036	—	2,213
Real estate - construction	—	—	—	—
Consumer	—	—	—	—
Leases	—	—	—	—

Total	$1,087	2,036	—	2,244

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2013	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$27	236	—	2
Real estate - mortgage	3,344	4,429	—	2,075
Real estate - construction	—	—	—	—
Consumer	—	—	—	—
Leases	—	—	—	—

Total	$3,371	4,665	—	2,077

For the nine months ended September 30, 2014 and 2013, the Company did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of September 30, 2014 and December 31, 2013, by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For CBI’s factored receivables, which are commercial trade credit rather than promissory notes, NCC’s practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables at 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, at which point it is charged against loans.

	30-59 Days	60-89 Days	> 90 Days	Total
September 30, 2014	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$—	—	—	—	95,532	95,532	—
Factored commercial receivables	5,410	731	176	6,317	75,609	81,926	—
Real estate - mortgage	—	—	—	—	450,769	450,769	1,087
Real estate - construction	—	—	—	—	70,501	70,501	—
Consumer	—	—	—	—	7,663	7,663	—
Leases	—	—	—	—	—	—	—

Total	$5,410	731	176	6,317	700,074	706,391	1,087

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2013	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$—	—	—	—	115,005	115,005	27
Real estate - mortgage	343	—	2,579	2,922	400,131	403,053	3,344
Real estate - construction	—	—	—	—	58,372	58,372	—
Consumer	—	—	—	—	6,113	6,113	—
Leases	—	—	—	—	6	6	—

Total	$343	—	2,579	2,922	579,627	582,549	3,371

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a continuous basis. The Bank uses the following definitions for its risk ratings:

Other Assets Especially Mentioned (“OAEM”). Weakness exists that could cause future impairment, including the deterioration of financial ratios, past due status and questionable management capabilities. Collateral values generally afford adequate coverage but may not be immediately marketable.

Substandard. Specific and well-defined weaknesses exist that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

Doubtful. Specific weaknesses characterized as Substandard that are severe enough to make collection in full unlikely. There is no reliable secondary source of full repayment. Loans classified as doubtful will be placed on non-accrual, analyzed and fully or partially charged-off based on review of collateral and other relevant factors.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2014	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$92,995	578	1,959	—	95,532
Factored commercial receivables	81,926	—	—	—	81,926
Real estate - mortgage	448,010	33	1,789	937	450,769
Real estate - construction	70,501	—	—	—	70,501
Consumer	7,222	—	441	—	7,663
Leases	—	—	—	—	—

Total	$700,654	611	4,189	937	706,391

December 31, 2013	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$111,828	1,257	1,893	27	115,005
Real estate - mortgage	392,568	3,829	3,312	3,344	403,053
Real estate - construction	58,372	—	—	—	58,372
Consumer	6,113	—	—	—	6,113
Leases	6	—	—	—	6

Total	$568,887	5,086	5,205	3,371	582,549

Note 6 – Fair Value Measurements and Disclosures

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate and repossessed assets. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded or disclosed at fair value.

Cash and Cash Equivalents

For disclosure purposes, for cash, due from banks, interest-bearing deposits and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Securities Available-for-Sale

Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds. Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Other Investments

For disclosure purposes, the carrying amount of other investments approximates their fair value.

Loans and Mortgage Loans Held-for-Sale

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2014 and December 31, 2013, impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

For disclosure purposes, the fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. Mortgage loans held-for-sale are carried at cost which is a reasonable estimate of fair value.

Bank Owned Life Insurance

For disclosure purposes, the fair value of the cash surrender value of life insurance policies is equivalent to the carrying value.

Other Real Estate

Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate. Subsequently, other real estate assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the other real estate as nonrecurring Level 2. When fair value is based on an appraised value or management’s estimate of value, the Company records the other real estate or repossessed asset as nonrecurring Level 3.

Deposits

For disclosure purposes, the fair value of demand deposits, NOW and money market accounts and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed rate maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

For disclosure purposes, the fair value of the Federal Home Loan Bank Advances is based on the quoted value for similar remaining maturities provided by the FHLB.

Derivative Financial Instruments

The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves derived from observable market interest rate curves).

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself or the counterparty. However, as of September 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

September 30, 2014	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$—	29,815	—	29,815
Municipal securities	—	4,624	—	4,624

Total investment securities available-for-sale	$—	34,439	—	34,439

Derivative assets	$—	261	—	261

Derivative liability	$—	354	—	354

December 31, 2013	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$—	33,742	—	33,742
Municipal securities	—	4,270	—	4,270
Investment in mutual fund	—	9,967	—	9,967

Total investment securities available-for-sale	$—	47,979	—	47,979

Derivative assets	$—	493	—	493

Derivative liability	$—	352	—	352

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2014 and December 31, 2013.

September 30, 2014	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$—	—	830	830
Impaired loans	—	—	1,087	1,087

December 31, 2013	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$—	—	845	845
Impaired loans	—	—	3,371	3,371

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 were as follows:

	Carrying	Estimated Fair Value
September 30, 2014	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$90,909	90,909	—	—
Investment securities available-for-sale	34,439	—	34,439	—
Other investments	4,437	—	4,437	—
Loans and factored receivables, net	696,866	—	692,714	1,087
Mortgage loans held-for-sale	11,329	—	11,329	—
Bank owned life insurance	8,427	—	8,427	—
Derivative assets	261	—	261	—
Liabilities:
Deposits	763,509	—	748,839	—
Federal Home Loan Bank advances	22,000	—	22,664	—
Derivative liability	354	—	354	—

	Carrying	Estimated Fair Value
December 31, 2013	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$124,136	124,136	—	—
Investment securities available-for-sale	47,979	—	47,979	—
Other investments	4,482	—	4,482	—
Loans, net	572,883	—	566,207	3,371
Mortgage loans held-for-sale	7,159	—	7,159	—
Bank owned life insurance	8,247	—	8,247	—
Derivative assets	493	—	493	—
Liabilities:
Deposits	678,031	—	674,070	—
Federal Home Loan Bank advances	22,000	—	22,743	—
Derivative liability	352	—	352	—

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include mortgage banking operations, deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 7 – Acquisition

On August 29, 2014, the Bank acquired 70% of the outstanding units of CBI Holding Company, LLC (“CBI”), a receivables factoring business headquartered in Decatur, Alabama. CBI operates as a subsidiary of the Bank. The Bank has an option to purchase the remaining 30% interest for a purchase price based on a multiple of CBI’s earnings. The option is exercisable at any time beginning on August 29, 2019 and expires on August 29, 2022.

The primary reasons for the purchase were to utilize a portion of the Company’s excess capital and liquidity in a highly profitable business line to enhance revenue production and diversify its earnings base.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Bank paid $16,181,000 cash for a 70% interest in CBI, but upon consolidation, the Company will record all of the assets and liabilities of CBI. As a result, the Company recorded $23,115,000 of goodwill, which is nondeductible for tax purposes as this acquisition was a nontaxable transaction.

Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Given an average life for CBI’s receivables of 35 to 40 days, the assets and liabilities of CBI are very short term in nature and the book value was deemed to be the fair value, with the exception of a $175,000 discount on the purchased factored receivables which was accreted into income during September 2014 in accordance with the average life of the related receivables.

The table below summarizes the estimates of fair value of the assets purchased, including goodwill, and the liabilities purchased as of August 29, 2014.

As of August 29, 2014
Assets:
Cash and cash equivalents	$2,233
Factored receivables	81,559
Premises and equipment, net	444
Other assets	157
Goodwill	23,115

Total assets	107,508

Liabilities:
Other liabilities	6,592
Note payable	77,801

Total liabilities	84,393

Non controlling interest	6,934

Purchase price	$16,181

The Company’s consolidated statements of earnings include the operating results for CBI beginning September 1, 2014 through the end of the reporting period. CBI’s operating results contributed $1,280,000 of net interest income and $485,000 of pre-tax income to the Company’s operating results for the three and nine months ended September 30, 2014. This CBI net income contribution figure differs from that in the Company’s segment reporting because it does not include the funding cost allocation used in management’s segment reporting. See Note 9, “Segment Reporting,” for more details.

The following unaudited supplemental pro forma information is presented to show estimated results assuming CBI was acquired as of the beginning of each period presented. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2013 or 2014 and should not be considered as representative of future operating results.

	For The Nine Months Ended September 30,
	2014	2013
Net interest income - proforma (unaudited)	$25,205	$21,281
Net earnings - pro forma (unuaudited)	$4,883	$3,606
Diluted net earnings per common share (unaudited)	$0.84	$0.63

Note 8 – Sale of Common Stock

In connection with the Company’s entry into the Vero Beach, Florida market area, the Company completed the sale of 163,485 shares of common stock at $18.35 per share in a private placement on August 8, 2014. The sale of common stock raised $2,972,000, net of offering expenses of $28,214.

Note 9 – Segment Reporting

The Company’s two reportable segments represent distinct product lines and are viewed separately for strategic planning purposes and internal reporting. The following table is a reconciliation of the reportable segment revenues, expenses and profit to the Company’s consolidated totals.

	Retail and
	Commercial	Receivables	Elimination
	Banking	Factoring	Entries (1)	Total
Three Months Ended September 30, 2014:
Interest income	$6,858	1,280	(31)	8,107
Interest expense	730	178	(178)	730

Net interest income	6,128	1,102	147	7,377
Provision for loan and lease losses	—	152	—	152
Noninterest income	1,306	14	—	1,320
Noninterest expense	5,563	418	—	5,981

Net earnings before tax & noncontrolling interests	1,871	546	147	2,564
Noncontrolling interests	—	(208)	—	(208)
Income tax expense	723	118	—	841

Net earnings atributable to National Commerce Corporation	$1,148	220	147	1,515

	Retail and
	Commercial	Receivables	Elimination
	Banking	Factoring	Entries (1)	Total
Nine Months Ended September 30, 2014:
Interest income	$19,515	1,280		20,764
Interest expense	2,023	178	(178)	2,023

Net interest income	17,492	1,102	147	18,741
Provision for loan and lease losses	—	152	—	152
Noninterest income	3,599	14	—	3,613
Noninterest expense	15,879	418	—	16,297

Net earnings before tax & noncontrolling interests	5,212	546	147	5,905
Noncontrolling interests	—	(208)	—	(208)
Income tax expense	1,883	118	—	2,001

Net earnings atributable to National Commerce Corporation	$3,329	220	147	3,696

Total assets as of September 30, 2014	$868,456	106,083	(76,557)	897,982

(1)	Entry to remove intercompany interest allocated to the receivables factoring segment.

Note 10 – Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. Treasury and London Interbank Offered Rate. The ASU also amends previous rules by removing the restriction on using different benchmark rates for similar hedges. This amendment applies to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments in this ASU were effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company has adopted this update, although such adoption had no impact on its financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments in this ASU are effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company has adopted this update, although such adoption had no impact on its financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-1, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. It permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for public entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and are effective for all entities other than public entities for annual periods beginning after December 15, 2014, and interim reporting periods within annual periods beginning after December 15, 2015. Early adoption is permitted, and retrospective application is required for all periods presented. The Company does not have an investment in a limited partnership and therefore the adoption of this standard is not anticipated to have an impact on its financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. These amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of residential foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures about such activities are required by these amendments. The amendments in this ASU become effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2014, and early adoption is permitted. The Company is assessing the impact that these amendments will have on its financial position and results of operations, but does not currently anticipate that it will have a material impact.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is assessing the effects of this ASU, which exclude financial instruments from its scope, but does not anticipate that it will have a material impact on its financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. None of the Company’s share-based payment awards have service components, so the Company does not believe this ASU will have an impact on its financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-14 – Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. These amendments address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA). The ASU outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU will be effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. Early adoption is permitted, provided the entity has adopted ASU 2014-04. The ASU should be adopted either prospectively or on a modified retrospective basis. The Company is assessing the impact that these amendments will have on its financial position and results of operations, but does not currently anticipate that it will have a material impact.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. These amendments are intended to reduce diversity in the timing and content of going concern disclosures. This ASU clarifies management’s responsibility to evaluate and provide related disclosures if there are any conditions or events, as a whole, that raise substantial doubt about the entity’s ability to continue as a going concern for one year after the date the financial statements are issued (or, if applicable, available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company does not believe this ASU will have an impact on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts in the tables in this section are in thousands of dollars, except per share data or when specifically identified. The words “we,” “us,” “our,” the “Company,” “NCC” and similar terms when used in this section refer to National Commerce Corporation and its consolidated affiliates, unless the context indicates otherwise.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and footnotes for the year ended December 31, 2013, which are contained in the Joint Proxy Statement-Prospectus dated October 28, 2014, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended (the “Securities Act”) on November 4, 2014 (the “Joint Proxy Statement-Prospectus”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed herein under “Part II Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties.

Our Business

We are a bank holding company headquartered in Birmingham, Alabama. We currently operate one subsidiary bank, National Bank of Commerce (“NBC” or the “Bank”), through which we provide a broad array of financial services to businesses, business owners and professionals through eight full-service banking offices in Alabama (located in Birmingham, Huntsville, Auburn-Opelika, and Baldwin County) and one full-service banking office in Vero Beach, Florida, which we opened as a loan production office in April 2014 and converted into a full-service banking office in November 2014.

On June 6, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with United Group Banking Company of Florida, Inc. (“United”), the holding company of United Legacy Bank. Pursuant to the terms of the Merger Agreement, United will be merged with and into NCC, with NCC surviving the merger (the “Holding Company Merger”). Subsequent to the Holding Company Merger, United Legacy Bank will be merged with and into NBC, with NBC surviving the merger, although each of the United Legacy Bank banks will continue to operate as “United Legacy Bank, a division of National Bank of Commerce” for some period of time (the “Bank Merger”). We expect the Holding Company Merger to be consummated on or about December 15, 2014 and the Bank Merger to be consummated on or about February 28, 2015.

On August 29, 2014, NBC acquired 70% of CBI Holding Company, LLC (“CBI”) for cash totaling $16.2 million. CBI owns 100% of the membership interests of Corporate Billing, LLC, a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. Since NBC has a controlling interest in CBI, accounting standards require that 100% of the assets, liabilities and earnings of CBI are included in the statement of condition and results of operations of NCC. The amount representing the noncontrolling portion is initially carried at fair value as a component of shareholders’ equity. The portion of the earnings of CBI that are attributable to the noncontrolling interest are shown separately as a reduction to earnings.

Overview of Third Quarter Results

NCC earned $1.5 million in the third quarter ended September 30, 2014, compared with $1.0 million during the 2013 third quarter. The largest contributing factors leading to the increase in the 2014 third quarter income and other highlights include the following:

•	Average loans outstanding in the 2014 third quarter were $640.8 million, approximately 24.4% higher than the 2013 third quarter’s $515 million. The higher loan balance led to an increase in net interest income from $5.5 million during the 2013 third quarter to $7.4 million in the 2014 third quarter.

•	Loan yields in the 2014 third quarter averaged 4.73% versus 4.31% for the 2013 third quarter, and interest bearing liability costs were essentially flat (down 0.04% from the year ago third quarter). As a result, NCC’s net interest spread increased from 3.33% to 3.77%. Average non-interest bearing deposits grew from $97.5 million in the 2013 third quarter to $150.6 million in the 2014 third quarter, reducing NCC’s overall funding cost. The combination of the higher loan yields and lower funding cost led to an expansion in our net interest margin from 3.45% in the quarter ended September 30, 2013 to 3.88% in the 2014 third quarter.

•	The CBI acquisition closed on August 29, 2014, and, as a result, CBI’s income and expenses are included in NCC’s results for the 2014 third quarter for the period beginning as of the date of the closing. CBI’s commercial factored receivables accounted for approximately $29 million of the increase in average loans outstanding for the 2014 third quarter, and CBI added approximately $1.3 million in net interest income (excluding the higher internal funding cost allocation used in management’s segment reporting) for the period, as compared to the 2013 third quarter. The higher yield earned on commercial factored receivables for the one month post-acquisition led to the increase in the overall loan yield for the 2014 third quarter.

•	Our higher net interest income was partially offset by higher operating expenses, which grew to $6.0 million in the 2014 third quarter from $5.3 million in the 2013 third quarter. The largest category of operating expense increase was salaries and employee benefits, partially reflecting the Company’s expansion as well as the addition of the CBI operating expenses and employees to the Company for approximately one month of the 2014 third quarter.

•	During the 2014 third quarter, we sold 163,485 shares of common stock at $18.35 per share in connection with our entry into the Vero Beach, Florida market area.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in NCC’s Notes to Consolidated Financial Statements for the year ended December 31, 2013, which are contained in the Joint Proxy Statement-Prospectus. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant amount of judgments about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

NCC records estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting NCC’s allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by NCC may be different than management’s estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels.

For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to NCC’s Consolidated Financial Statements for the year ended December 31, 2013, which are contained in the Joint Proxy Statement-Prospectus.

Investment Securities Impairment

We assess on a quarterly basis whether there have been any events or economic circumstances to indicate that a security with respect to which there is an unrealized loss is impaired on an other-than-temporary basis. In any instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities with respect to which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value. The credit portion of the impairment, if any, is recognized as a realized loss in current earnings.

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to a level at which it is “more likely than not” that the tax asset or benefit will be realized. Realization of tax benefits depends on having sufficient taxable income, available tax loss carrybacks or credits, the reversing of taxable temporary differences and/or tax planning strategies within the reversal period and that current tax law allows for the realization of recorded tax benefits.

Comparison of Results of Operations for the three and nine months ended September 30, 2014 and 2013

The following is a narrative discussion and analysis of significant changes in NCC’s results of operations for the three and nine months ended September 30, 2014 and 2013.

Net Income

During the three months ended September 30, 2014, NCC’s net income was $1.5 million, compared to $1.0 million for the three months ended September 30, 2013, an increase of 48.8%. NCC’s net income for the nine months ended September 30, 2014 and 2013 was $3.7 million and $2.6 million, respectively. The primary reason for the increase in net income between the three and nine month periods of 2014 versus 2013 was an increase in net interest income, resulting from higher levels of loan volume and other earning assets. The increased net interest income was partially offset by a reduction in non-interest income of $72 thousand and $533 thousand during the three and nine month periods of 2014, respectively. The largest reduction during each period of 2014 was in revenue from the mortgage division. During the three months ended September 30, 2014, mortgage origination and fee income totaled $1.0 million, versus $1.1 million for three months ended September 30, 2013, a reduction of 4.8%. During the nine months ended September 30, 2014, mortgage origination and fee income totaled $2.8 million, versus $3.2 million for the nine months ended September 30, 2013, a reduction of 13.6%.

Another reason for the increased net income during the three and nine months of 2014, compared to the same periods of 2013, was the acquisition of CBI on August 29, 2014. The three and nine month periods ended September 30, 2014 include one month of results of CBI. CBI contributed $1.3 million of net interest income and $315 thousand of net income during the three and nine months ended September 30, 2014. (Note that this CBI net income contribution figure differs from that in NCC’s segment reporting because it does not include the funding cost allocation used in management’s segment reporting. For segment reporting purposes, CBI contributed $1.1 million of net interest income and $220 thousand of net income during the three and nine months ended September 30, 2014. See Note 9, “Segment Reporting,” to the Notes to Consolidated Financial Statements provided herein for additional information.)

Net Interest Income and Net Interest Margin Analysis

Comparison of net interest income for the nine months ended September 30, 2014 and 2013

The largest component of NCC’s net income is its net interest income – the difference between the income earned on interest earning assets and the interest paid on deposits and borrowed funds used to support its assets. Net interest income divided by average earning assets represents NCC’s net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest-earning assets and the cost of interest-bearing liabilities. Our margin can also be affected by economic conditions, the competitive environment, loan demand and deposit flow. Management’s ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and the primary source of earnings.

The following table shows, for the periods indicated, the average balances of each principal category of our assets, liabilities and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS & NET INTEREST ANALYSIS

Nine Months Ended

(Dollars in thousands, except yields and rates)	September 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning assets
Loans and leases	$588,825	$19,290	4.38%	$466,510	$15,472	4.43%
Mortgage loans held for sale	9,623	302	4.20	12,837	348	3.62
Securities:
Taxable securities	34,463	903	3.50	39,899	1,006	3.37
Tax-exempt securities	4,477	202	6.03	3,470	156	6.01
Cash balances in other banks	84,014	151	0.24	93,286	166	0.24
Funds sold	—	—	0.00	51	—	0.00

Total interest earning assets	721,402	$20,848	3.86	616,053	$17,148	3.72

Non-interest earning assets	51,765			33,190

Total assets	$773,167			$649,243

Interest bearing liabilities
Interest bearing transactions accounts	$117,281	$235	0.27%	$96,263	$178	0.25%
Savings & money market deposits	289,133	802	0.37	253,926	640	0.34
Time deposits	106,254	656	0.83	99,604	759	1.02
Federal Home Loan Bank & other borrowed money	22,000	330	2.01	24,381	400	2.19

Total interest bearing liabilities	534,668	$2,023	0.51	474,174	$1,977	0.56

Non-interest bearing deposits	142,534			85,421

Total funding sources	677,202			559,595
Non-interest bearing liabilities	3,199			3,105
Shareholders’ equity	92,766			86,543

	$773,167			$649,243

Net interest rate spread			3.36%			3.16%
Net interest income/margin (Taxable equivalent)		18,825	3.49%		15,171	3.29%
Tax equivalent adjustment		84			71

Net interest income/margin		$18,741	3.47%		$15,100	3.28%

Net interest income increased $3.6 million, or 24.1%, to $18.7 million for the nine months ended September 30, 2014, compared to $15.1 million for the same period of 2013. The increase was due to an increase in interest income of $3.7 million resulting from higher levels of loan volume, which was partially offset by a $46 thousand increase in interest expense. The increase in interest income was primarily due to a 26.2% increase in average loans outstanding from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. The resulting net interest margin for the nine months ended September 30, 2014 rose to 3.47%, from 3.28% during the nine months ended September 30, 2013.

Interest earning assets averaged $721.4 million for the nine months ended September 30, 2014, compared to $616.1 million for the nine months ended September 30, 2013, an increase of $105.3 million, or 17.1%. See additional information on growth in our loan portfolio for the periods presented beginning on page 26. The yield on average interest earning assets increased 14 basis point to 3.86% for the nine months ended September 30, 2014, compared to 3.72% for the nine months ended September 30, 2013. The yield on earning assets increased despite the small decrease in yield on loans. During the nine months ended September 30, 2014, the loan yield was 4.38% versus 4.43% during the nine months ended September 30, 2013. The current market rates for new loans were generally lower than the current portfolio average, contributing to an overall decline in loan portfolio yield, but despite this, the rates on new loans were well above yields on alternative investments. The lower yield on loans was partially offset by higher yields earned on mortgage loans held for sale and taxable securities. Overall, the reason for the increased yield on earning assets was due to the higher volume of loans in the nine months ended September 30, 2014 versus the same period of 2013.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

Nine Months Ended

	September 30,
(Dollars in thousands)	2014 vs. 2013
	Variance due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans and leases	$4,009	$(191)	$3,818
Mortgage loans held for sale	(96)	50	(46)
Securities:
Taxable securities	(141)	38	(103)
Tax-exempt securities	45	1	46
Cash balances in other banks	(17)	2	(15)
Funds sold	—	—	—

Total interest earning assets	$3,800	$(100)	$3,700
Interest bearing liabilities
Interest bearing transactions accounts	$41	$16	$57
Savings & money market deposits	94	68	162
Time deposits	48	(151)	(103)
Federal Home Loan Bank & other borrowed money	(38)	(32)	(70)

Total interest-bearing liabilities	$145	$(99)	$46
Net interest income
Net interest income (Taxable equivalent)	3,655	(1)	3,654
Taxable equivalent adjustment	10	3	13

Net interest income	$3,645	$(4)	$3,641

Comparison of net interest income for the three months ended September 30, 2014 and 2013

The following table shows for the three months ended September 30, 2014 and 2013 the average balances of each principal category of our assets, liabilities and shareholders’ equity and the average yields on assets and average costs of liabilities.

AVERAGE BALANCE SHEETS & NET INTEREST ANALYSIS

Three Months Ended

(Dollars in thousands, except yields and rates)	September 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning assets
Loans and leases	$640,806	$7,636	4.73%	$514,989	$5,601	4.31%
Mortgage loans held for sale	10,348	111	4.26	10,561	113	4.25
Securities:
Taxable securities	31,574	276	3.47	46,227	333	2.86
Tax-exempt securities	4,584	69	5.97	2,850	44	6.13
Cash balances in other banks	67,191	44	0.26	53,610	31	0.23
Funds sold	—	—	0.00	51	—	0.00

Total interest earning assets	754,503	$8,136	4.28	628,288	$6,122	3.87

Non-interest earning assets	72,958			30,801

Total assets	$827,461			$659,089

Interest bearing liabilities
Interest bearing transactions accounts	$125,356	$171	0.54%	$102,044	$63	0.24%
Savings & money market deposits	308,942	213	0.27	249,348	214	0.34
Time deposits	118,023	235	0.79	95,135	231	0.96
Federal Home Loan Bank & other borrowed money	22,000	111	2.00	24,147	131	2.15

Total interest-bearing liabilities	574,321	$730	0.50	470,674	$639	0.54

Non-interest bearing deposits	150,566			97,533

Total funding sources	724,887			568,207
Non-interest bearing liabilities	5,230			3,828
Shareholders’ equity	97,344			87,054

	$827,461			$659,089

Net interest rate spread			3.77%			3.33%
Net interest income/margin (Taxable equivalent)		7,406	3.89%		5,483	3.46%
Tax equivalent adjustment		29			21

Net interest income/margin		$7,377	3.88%		$5,462	3.45%

Net interest income increased $1.9 million, or 35.1%, to $7.4 million for the three months ended September 30, 2014, compared to $5.5 million for three months ended September 30, 2013. This increase was due to an increase in interest income of $2.0 million, which was partially offset by an increase in interest expense of $91 thousand. The increase in net interest income was primarily attributable to a 24.4% increase in average loans outstanding from September 30, 2013 to September 30, 2014, in part related to the increase in loans outstanding as a result of the acquisition of CBI. The resulting net interest margin for the three months ended September 30, 2014 increased to 3.88% from 3.45% during the same period of 2013.

Interest earning assets averaged $754.5 million for the three months ended September 30, 2014, compared to $628.3 million for the three months ended September 30, 2013, an increase of $126.2 million, or 20.1%. The primary reason for the increase in interest income was an increase in average loans and leases. During the three months ended September 30, 2014, average loans and leases increased by $125.8 million versus the three months ended September 30, 2013. The average yield on loans during the three months ended September 30, 2014 was 4.73% versus 4.31% during the three months ended September 30, 2013. The substantial increase in loan volume and the increased yield on loans led to an overall increase in interest income. The 42 basis point increase in loan yield was due to the receivables acquired in the CBI acquisition. The factored receivables generally are much higher yielding assets than traditional loans, and CBI was included in NCC’s results for approximately one month of the three months ended September 30, 2014, and thus contributed average loan balances of approximately $29.8 million for the 2014 third quarter.

Interest bearing liabilities averaged $574.3 million for three months ended September 30, 2014, compared to $470.7 million for three months ended September 30, 2013, an increase of $103.6 million, or 22.0%. The average rate paid on interest bearing liabilities was 0.50% for the three months ended September 30, 2014, versus 0.54% for three months ended September 30, 2013. NCC has benefited from the historically low interest rates, which have caused an overall decrease in our funding costs.

The primary reason for the increased net interest margin during the three months ended September 30, 2014 was an increase in the portion of earning assets invested in loans during 2014 and a higher yield on those loans versus the three months ended September 30, 2013. The average loan balance and interest income from loans during the three months ended September 30, 2014 benefited from the factored receivables purchased from CBI. These factored receivables carry an interest rate higher than NCC’s traditional loan portfolio. The yield on the factored receivables varies but is approximately 15%.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

Three Months Ended

	September 30,
(Dollars in thousands)	2014 vs. 2013
	Variance due to
	Volume	Yield/Rate	Total
Interest earning assets
Loans and leases	$1,462	$573	$2,035
Mortgage loans held for sale	(2)	—	(2)
Securities:
Taxable securities	(119)	62	(57)
Tax-exempt securities	26	(1)	25
Cash balances in other banks	9	4	13
Funds sold	—	—	—

Total interest earning assets	$1,376	$638	$2,014
Interest bearing liabilities
Interest bearing transactions accounts	$17	$91	$108
Savings & money market deposits	46	(47)	(1)
Time deposits	50	(46)	4
Federal Home Loan Bank & other borrowed money	(11)	(9)	(20)

Total interest-bearing liabilities	$102	$(11)	$91
Net interest income
Net interest income (Taxable equivalent)	1,274	649	1,923
Taxable equivalent adjustment	5	3	8

Net interest income	$1,269	$646	$1,915

Provision for Loan Losses

During the three and nine months ended September 30, 2014, NCC recorded a provision for loan losses of $152 thousand related to the factored receivables and related risk of loss at CBI. During the three and nine months ended September 30, 2013, NCC did not record a provision for loan losses. NCC’s policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment, and an impairment is deemed necessary, the impaired portion of the loan amount is charged off. Currently, no portion of our allowance is related to impaired loans.

Noninterest Income

In addition to net interest margin, we generate other types of recurring noninterest income from our operations. Our banking operations generate revenue from service charges and fees on deposit accounts. We have a mortgage division that generates revenue from originating and selling mortgages, and we have a revenue sharing relationship with a registered broker dealer. In addition to these types of recurring noninterest income, the Bank owns life insurance on several key employees and records income on the increase in cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2014	2013	2014	2013
Service charges and fees on deposit accounts	$174	$154	$512	$459
Mortgage origination and fee income	1,013	1,064	2,766	3,200
Income from bank owned life insurance	59	59	179	176
Wealth management fees	14	20	43	71
Gain on sale of other real estate	—	43	5	62
(Loss) gain on sale of investments	(33)	—	(33)	47
Other noninterest income	93	52	141	131

Total noninterest income	$1,320	$1,392	$3,613	$4,146

Noninterest income for the nine months ended September 30, 2014 and 2013 was $3.6 million and $4.1 million, respectively. The most significant decrease in noninterest income was from the mortgage division. Mortgage division income decreased $434 thousand during the nine months ended September 30, 2014 and totaled $2.8 million for this period, as compared to $3.2 million during the nine months ended September 30, 2013. The nine month period ended September 30, 2013 benefited from refinance activity associated with historically low mortgage rates. Although rates were still low during 2014, the volume of refinance activity was lower since rates have been at low levels for a long period of time. During the nine months ended September 30, 2013, refinance activity accounted for 29.1% of production volume versus only 15.8% during the 2014 nine months. Service charges and fees on deposit accounts increased $53 thousand to $512 thousand for the nine months ended September 30, 2014. This increase was a result of an increase in number of deposit accounts as we continue to gain momentum and market share in our markets. During the nine months ended September 30, 2014, we recorded a loss of $33 thousand on the sale of an investment, and during the nine months ended September 30, 2013, we recorded a gain of $47 thousand on the sale of an investment.

Noninterest income for the three months ended September 30, 2014 and 2013 was $1.3 million and $1.4 million, respectively, a decrease of $72 thousand. Mortgage division income decreased $51 thousand during the three months ended September 30, 2014 and totaled $1.0 million, as compared to $1.1 million during the three months ended September 30, 2013. Service charges and fees on deposit accounts increased $20 thousand to $174 thousand for the three months ended September 30, 2014. This increase was a result of an increase in number of deposit accounts as we continue to gain momentum and market share in our markets.

Noninterest expense

Our total noninterest expense increase reflects the continued growth of our company, as well as the expansion of our operational framework, employee expansion and facility expansion as we build the foundation to support our recent and future growth. We believe that some of our overhead costs will reduce as a percentage of our revenue as we grow and gain operating leverage by spreading these costs over a larger revenue base.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2014	2013	2014	2013
Salaries and employee benefits	$3,547	$2,886	$9,662	$8,673
Commission based compensation	446	539	1,223	1,572
Occupancy and equipment expense	477	404	1,372	1,329
Data processing expenses	295	286	878	681
Advertising and marketing expenses	79	69	218	173
Legal fees	326	211	463	357
FDIC insurance assessments	131	100	343	267
Accounting and audit expenses	102	95	300	273
Consulting and other professional expenses	89	80	161	218
Telecommunications expenses	67	77	196	226
Other noninterest expense	422	498	1,481	1,466

Total noninterest expense	$5,981	$5,245	$16,297	$15,235

Noninterest expense for the nine months ended September 30, 2014 and 2013 was $16.3 million and $15.2 million, respectively. The largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits and commission based compensation. Salaries continue to increase as we expand our presence in the markets in which we operate. During April 2014, we opened a loan production office in Vero Beach, Florida, which contributed to the increase in salaries during 2014. Commission based compensation is directly related to mortgage loan origination activity and decreases with lower levels of revenue for the mortgage division, which is the reason for the decrease in commission based compensation during the first nine months of 2014. Additionally, salaries and benefits for CBI’s employees were included for one month (following the August 29, 2014 acquisition) in the 2014 nine months, increasing the employee costs for the 2014 period.

Noninterest expense for the three months ended September 30, 2014 and 2013 was $6.0 million and $5.2 million, respectively. The largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits and commission based compensation. The salary increase was due to expansion of our company in our current markets, including the opening of a loan production office in Vero Beach, Florida in April 2014. Commission based compensation is directly related to mortgage loan origination activity and decreases with lower levels of revenue for the mortgage division, which is the reason for the decrease in commission based compensation during the three months ended September 30, 2014. Additionally, salaries and benefits for CBI’s employees were included for one month (following the August 29, 2014 acquisition) in the 2014 third quarter, increasing the employee costs for the 2014 period.

Income Tax Provision

Income tax expense of $2.0 million was recognized during the nine months ended September 30, 2014, compared to expense of $1.5 million during the nine months ended September 30, 2013. The increase in income tax expense during the 2014 period was due to an increase in pre-tax income. The effective tax rate for the 2014 nine months was 35.12%, compared to 36.25% during the 2013 nine months. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at September 30, 2014 versus December 31, 2013

Overview

Our total assets increased $106.2 million, or 13.4%, from $791.8 million at December 31, 2013, to $898.0 million at September 30, 2014. Total assets at December 31, 2013, included a $35.0 million short-term loan secured by a certificate of deposit in the same amount that was reflected on our balance sheet at year end 2013. This loan was paid off very shortly after year end through liquidation of the certificate of deposit. Total assets at September 30, 2014 include the assets of CBI, which was acquired in August 2014. The primary assets acquired included $81.6 million of factored receivables and $23.1 million of goodwill. Excluding the impact of the short-term loan and the CBI assets acquired, total assets increased $33.7 million during the first nine months of 2014. Excluding the impact of the short-term loan and the acquired factored receivables, loans increased by $77.3 million during the nine months of 2014, and cash and cash equivalents decreased by $33.2 million. The decrease in cash and cash equivalents was a result of investing excess liquidity in loan growth and the cash used to fund the CBI acquisition.

Deposits at September 30, 2014 totaled $763.5 million, an increase of $85.5 million as compared to December 31, 2013. Total deposits at December 31, 2013 included the short-term certificate of deposit of $35.0 million securing the loan referenced above. Excluding this short-term deposit, deposits increased $120.5 million during the first nine months of 2014. Our deposits increased during 2014 due to the successful business development efforts of our employees as we continue to move banking relationships from other financial institutions. Additionally, the Bank has also benefited from excess liquidity in the financial markets as investors are unwilling to make long term investments due to the low interest rate environment and elect to maintain cash in interest bearing transaction and money market accounts. In addition to the retail deposit growth, we issued $40.6 million of brokered certificates of deposits during the nine months ended September 30, 2014.

Investment Securities

We use our security portfolio primarily to enhance our overall yield on interest earning assets and as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base from which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have designated all of our securities as available for sale to provide flexibility, in case an immediate need for liquidity arises and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels. Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of related deferred taxes. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities.

The following table summarizes the amortized cost and fair value of securities available for sale at September 30, 2014 and December 31, 2013.

INVESTMENT SECURITIES

	As of		As of
(Dollars in thousands)	September 30, 2014		December 31, 2013
	Cost	Market	Cost	Market
Securities issued by states and political subdivisions	$4,408	$4,624	$4,409	$4,270
Mortgage backed securities (MBS)
Residential mortgage pass-through securities	29,022	29,815	33,123	33,742
Other residential mortgage-backed securities	—	—	—	—
Commercial mortgage-backed securites	—	—	—	—

Total mortgage backed securities	29,022	29,815	33,123	33,742
Investment in mutual funds and other equity securities	—	—	10,000	9,967

Total investment securities	$33,430	$34,439	$47,532	$47,979

We invest primarily in mortgage backed securities, municipal securities and obligations of government sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage backed securities are residential securities issued by the Federal National Mortgage Association, or FNMA, and the Federal Home Loan Mortgage Corporation, or FHLMC. During 2014, we have used most of our excess liquidity to invest in loans, as our loan demand has remained strong, rather than investing in investment securities. While investing excess cash in securities would increase our interest income, we have chosen not to expand our securities portfolio as we have grown due to our success growing our loan portfolio and due to the current historically low interest rate environment.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that management attempts to control and counterbalance. Total loans averaged $588.8 million during the nine months ended September 30, 2014, or 81.6% of average earning assets, as compared to $466.5 million, or 75.7% of average earning assets, for the nine months ended September 30, 2013. At September 30, 2014, total loans, net of unearned income, were $705.9 million, compared to $582.0 million at December 31, 2013, an increase of $123.9 million, or 21.3%. Excluding the impact of a short-term loan that was only reflected on our balance sheet at December 31, 2013 totaling $35.0 million and the factored receivables purchased from CBI totaling $81.6 million, loans increased $77.3 million, or 14.1% (representing an annualized growth rate of 18.9%), during the first nine months of 2014.

The organic, or non-acquired, growth in the Bank’s loan portfolio is attributable to the Bank’s ability to attract new customers to our company from other financial institutions. We have opened branch locations in three new markets and a loan production office in another market since October 2010, and much of our loan growth has come from moving previous customers of our management team from other financial institutions to the Bank. We have also been successful in building banking relationships with new customers. We have hired several new bankers in the markets we serve, and these employees have been successful in transitioning their former clients as well as new clients to the Bank. Our bankers are expected to be involved in their communities and to maintain business development efforts to develop relationships with clients, and our philosophy is to be responsive to customer needs by providing decisions in a timely manner. In addition to our business development efforts, many of the markets served by NCC have shown signs of economic recovery over the last few years.

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN AND LEASE PORTFOLIO

	As of		As of
	September 30,		December 31,
(Dollars in thousands, except percentages)	2014		2013
	Amount	Percent of Total	Amount	Percent of Total
Construction, land development, and other land loans	$70,501	9.98%	$58,372	10.02%
Secured by farmland	832	0.11	347	0.06
Secured by 1-4 family residential properties	185,237	26.22	162,091	27.82
Secured by multifamily (5 or more) residential properties	22,784	3.23	22,316	3.83
Secured by nonfarm nonresidential properties	241,916	34.25	218,299	37.47

Loans secured by real estate	521,270	73.79	461,425	79.20
Commercial and industrial loans	77,619	10.99	102,280	17.56
Factored commercial receivables	81,926	11.60	—	—
Consumer loans	7,663	1.08	6,113	1.06
Lease financing receivables	—	—	6	0.00
Other loans	17,913	2.54	12,725	2.18

Total gross loans and leases	706,391	100.00%	582,549	100.00%
Unearned income	(507)		(547)

Total loans and leases, net of unearned income	705,884		582,002
Allowance for loan and lease losses	(9,018)		(9,119)

Total net loans and leases	$696,866		$572,883

In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in NCC’s market areas, and for NCC in particular, to obtain a security interest or lien in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan. This practice tends to increase the magnitude of the real estate loan portfolio. In many cases, NCC prefers real estate collateral to many other potential collateral sources, such as accounts receivable, inventory and equipment.

The principal component of NCC’s loan portfolio is real estate mortgage loans. At September 30, 2014, this category totaled $521.3 million and represented 73.8% of the total loan portfolio, compared to $461.4 million, or 79.2%, of the total loan portfolio at year-end 2013.

Each category of real estate mortgage loans has increased during the first nine months of 2014. Residential mortgage loans increased $23.1 million, or 14.3%, to $185.2 million at September 30, 2014, compared to $162.1 million at December 31, 2013. At September 30, 2014, residential mortgages accounted for 26.2% of the entire loan portfolio.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased $23.6 million, or 10.8%, to $241.9 million at September 30, 2014, compared to $218.3 million at December 31, 2013. Commercial mortgage loans are the single largest category of loans, and at September 30, 2014, accounted for 34.3% of the portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally comprised a large portion of our loan portfolio. Of the $241.9 million in total commercial mortgage loans at September 30, 2014, approximately $79.0 million were loans secured by owner-occupied properties.

Real estate construction loans totaled $70.5 million at September 30, 2014, an increase of 20.8% over December 31, 2013’s balance of $58.4 million. At September 30, 2014, this loan type accounted for 10.0% of the total loan portfolio.

Commercial and industrial loans totaled $77.6 million at September 30, 2014, compared to $102.3 million at December 31, 2013. As noted above, the balance as of December 31, 2013 includes a $35.0 million CD-secured short-term loan that was repaid shortly after year end. Excluding the short-term loan, commercial and industrial loans increased $10.3 million during the first nine months of 2014. The Bank has hired several experienced commercial lenders, and the increases described above are a result of the successful efforts of these employees. We expect this trend with respect to commercial and industrial loans to continue as economic conditions improve.

Allowance for Loan Losses, Provision and Asset Quality

Allowance for loan losses and provision

The allowance for loan losses represents management’s estimate of probable inherent credit losses in the loan portfolio. Management determines the allowance based on an ongoing evaluation of risk as it correlates to potential losses within the portfolio. Increases to the allowance are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance for loan and lease losses.

In the determination of the allowance, management utilizes the risk department’s independent analysis of the minimum required loan loss reserve for the Bank. In this analysis, problem loans are reviewed for impairment or for loss exposure based on their payment performance, probability of default and value of the collateral. These totals are then specifically allocated to the reserve. The loan portfolio is then divided into various homogeneous risk pools utilizing collateral codes and/or loan purpose codes and internal risk ratings. Historical losses are used to estimate the probable loss in the current portfolio using both an average loss methodology and a migration loss methodology. The methodologies and the time periods considered are subjective and vary for each risk pool based on systematic risk relative to its ability to estimate losses. As every loan has a risk of loss, the calculation begins with a minimum loss allocation for each loan pool. The minimum loss is estimated based on long term trends for the Bank, the banking industry and the economy. A minimum loss allocation is similarly applied to letters of credit and unused lines of credit. Loss allocations are adjusted for changes in the economy, problem loans, payment performance, loan policy, management, credit administration systems, credit concentrations, loan growth and other elements over the time periods utilized in the methodology. The adjusted loss allocations are then applied to the current balances in their respective loan pools. Loss allocations are totaled, yielding the required allowance for loan losses.

Management incorporates the data from the allowance calculation with interim changes to that data in its ongoing determination of the allowance for loan losses. Management then takes into consideration other factors that may support an allowance in excess of required minimums. These factors include systems changes, historically high loan growth, changes in the economy and company management and lending practices at the time at which the loans were made. Management believes that the data that it uses in determining the allowance for loan and lease losses is sufficient to estimate the potential losses in the loan portfolio; however, actual results could differ from management’s estimates.

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated.

ALLOWANCE FOR LOAN AND LEASE LOSSES

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except percentages)	2014	2013	2014	2013
Total loans and leases oustanding, net of unearned income	$705,884	$532,437	$705,884	$532,437

Average loans and leases oustanding, net of unearned income	$640,806	$514,989	$588,825	$466,510

Allowance for loan and lease losses at beginning of period	$8,974	$9,840	$9,119	$10,020
Charge-offs:
Loans secured by real estate	166	945	393	1,487
Commercial and industrial loans	—	—	—	—
Factored receivables	167	—	167
Consumer loans	—	—	—	—
All other loans	—	—	3	—

Total charge-offs	333	945	563	1,487
Recoveries:
Loans secured by real estate	18	246	59	320
Commercial and industrial loans	3	29	10	305
Factored receivables	190	—	190
Consumer loans	—	1	12	13
All other loans	14	—	39	—

Total recoveries	225	276	310	638

Net charge-offs	108	669	253	849
Provision for loan and lease losses	152	—	152	—

Allowance for loan and lease losses at period end	$9,018	$9,171	$9,018	$9,171

Allowance for loan and lease losses to period end loans	1.28%	1.72%	1.28%	1.72%
Net charge-offs to average loans and leases	0.07%	0.52%	0.06%	0.24%

Asset quality indicators have continued to improve and as a result provision expense has been minimal. During the three months ended September 30, 2014, we recorded a provision expense of $152 thousand related to the acquired factored receivables.

Allocation of the Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories for the periods indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of		As of
	September 30,		December 31,
(Dollars in thousands, except percentages)	2014		2013
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial, and agricultural	$1,630	13.52%	$1,398	19.74%
Factored receivables	175	11.60	—	—
Real estate - mortgage	5,117	63.81	4,449	69.19
Real estate - construction	734	9.98	964	10.02
Consumer	184	1.09	243	1.05
Unallocated	1,178	—	2,065	—

	$9,018	100.00%	$9,119	100.00%

NCC’s allowance for loan losses is composed of general reserves and specific reserves. Specific reserves are determined by applying to each segment of our portfolio loss percentages based on that segment’s historical loss experience and adjustment factors derived from internal and external environmental conditions. All loans considered to be impaired are evaluated on an individual basis to determine specific reserve allocations in accordance with U.S. GAAP. Loans for which specific reserves are provided are excluded from the calculation of general reserves.

A portion of the allowance is deemed to be a general reserve and remains unallocated to any particular loan category to reflect management’s estimate of probable inherent but not yet specifically identified losses within the portfolio due to the nature of the portfolio and uncertainties in underwriting standards of certain loans. For example, the portfolio includes exposures to various businesses with different organizational structures that may implicate multiple segments within the allocation framework, which will inherently lead to imperfections in the loss percentages applied to the portfolio segments. These inherent risks are amplified by the fact that we remain at risk for unidentified problems in the loan portfolio that we inherited upon acquiring control of the Bank, as many of the loans underwritten by prior management were made using different credit policies and procedures than those that we currently use. Problems with respect to credit quality or the collectibility of these loans often are not apparent from the documentation in the file and frequently do not arise until the loan matures. For example, in some instances, sizable loans with satisfactory payment history and apparently complete documentation have led to write-offs upon maturity of the loan or a subsequent discovery of adverse information. Allocating this risk from the inherited loans to the segment portfolios is not deemed advisable by management due to the breadth of exposure of these loans over the portfolio segments.

Management evaluates the adequacy of the allowance and the allocation of the allowance on a quarterly basis. Recent variations in the unallocated portion of the allowance have been driven by management’s estimate of probable inherent losses within the portfolio that have not yet been specifically identified due in large part to the factors discussed above and consideration of such additional factors as changes in the nature and volume of our loan portfolio, current economic conditions that may affect borrowers’ ability to pay, overall portfolio quality and review of specific problem loans. In general, we expect that the portion of the unallocated allowance attributable to inherited loans will decrease over time as new loans are made and additional information becomes available with respect to currently unidentified problems and expected losses for the inherited loans. However, because management’s allocation of the allowance among the various loan types is driven by several factors, this decrease may not be linear during certain time frames.

Our procedures for allocating the allowance support an incurred, rather than expected, loss model through utilization of both specific and general reserves (including the unallocated amount). Although leaving a portion of the allowance unallocated may appear to indicate the expectation of future events, it in fact addresses the potential for additional losses on the current portfolio. We deem it prudent to include this component of measurement in our allowance for loan losses and believe that it is appropriate to apply it as an unallocated amount based on the current information available in the files and our exposure to incurred losses over the various segments. In summary, the unallocated portion represents a component that explicitly accounts for the inherent imprecision in the loan loss analysis based on our specific current circumstances.

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	As of		As of
	September 30,	September 30,	December 31,
(Dollars in thousands, except percentages)	2014	2013	2013
Nonaccrual Loans	$1,087	$3,475	$3,371
Restructured loans	—	—	—
Loans past due 90 days or more and still accruing	—	—	—

Total nonperforming loans	1,087	3,475	3,371
Other real estate	830	845	845

Total nonperforming assets	$1,917	$4,320	$4,216

Allowance for loan and lease losses to period end loans	1.28%	1.72%	1.57%
Allowance for loan and lease losses to period end non-performing loans	829.62	263.91	270.51
Net charge-offs to average loans and leases	0.06	0.24	0.19
Nonperforming assets to period end loans and leases and foreclosed property	0.27	0.80	0.71
Nonperforming loans and leases to period end loans	0.15	0.65	0.58

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. In addition to consideration of these factors, NCC has a consistent and continuing policy of placing all loans on nonaccrual status if they become 90 days or more past due, excluding factored receivables. For CBI’s factored receivables, which are trade credit rather than promissory notes, NCC’s practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables at 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, at which point it is charged against loans. When a loan is placed on nonaccrual status, all accrued interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Payments received while a loan is on nonaccrual status will be applied to outstanding principal balance. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan that would necessitate additional charges to the allowance for loan losses.

Total nonperforming assets decreased $2.3 million to $1.9 million at September 30, 2014, from $4.2 million at December 31, 2013. At December 31, 2013, there was one large loan relationship that totaled $2.6 million that was on nonaccrual status. During 2014, this loan was returned to accrual status, resulting in the decrease in nonperforming assets during the nine months ended September 30, 2014. Improving asset quality has been and will continue to be a primary focus of management and has successfully improved asset quality, as evidenced by the current levels of nonperforming assets.

Deposits

Deposits, which include noninterest-bearing demand deposits, interest-bearing demand deposits, money market accounts, savings and time deposits, are the primary funding source for the Bank. We offer a variety of products designed to attract and retain customers, with primary focus on building and expanding client relationships. Management continues to focus on establishing a comprehensive relationship with consumer and business borrowers, seeking deposits as well as lending relationships.

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of		As of
(Dollars in thousands, except percentages)	September 30, 2014		December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$154,812	20.28%	$128,837	19.00%
Interest-bearing demand	137,526	18.01	107,060	15.79
Savings and money market	319,433	41.84	304,071	44.85
Time less than $100k	54,689	7.16	15,979	2.35
Time greater than $100k and less than $250k	35,925	4.70	38,843	5.73
Time greater than $250k	61,124	8.01	83,241	12.28

Total deposits	$763,509	100.00%	$678,031	100.00%

Total deposits were $763.5 million at September 30, 2014, an increase of $85.5 million from December 31, 2013. As noted above, total deposits at December 31, 2013 included a short-term certificate of deposit totaling $35.0 million securing a short-term loan in the same amount. Excluding this short-term deposit, deposits increased $120.5 million during the first nine months of 2014. During 2014, we issued brokered certificate of deposits of $40.6 million to fund a portion of the assets acquired in the CBI acquisition. Deposit growth has been a point of emphasis of ours, and additionally, we have benefited to a large extent from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits. All deposit categories have increased during the first nine months of 2014, with the exception of time deposits (excluding the brokered certificate of deposits). Customers have been reluctant to invest in time deposits due to the low interest rate environment and have instead chosen money market accounts and other interest bearing accounts.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $22.0 million at each of September 30, 2014 and December 31, 2013. We have not initiated any additional borrowings from the FHLB since 2012. We have access to brokered deposits and issued $40.6 million during 2014 to fund a portion of the assets acquired in the CBI acquisition. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit three to five years in maturity at rates that are lower than we would offer in our local market, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificates of deposit balances of $13.7 million and $13.0 million at September 30, 2014 and December 31, 2013, respectively.

Liquidity

Market and public confidence in our financial strength and financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure our liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily, weekly and monthly basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations in a cost-effective manner and to meet current and future potential obligations such as loan commitments, lease obligations and unexpected deposit outflows. In this process, we focus on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs.

Funds are available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other funding sources include federal funds purchased, brokered certificates of deposit and borrowings from the FHLB.

Cash and cash equivalents at September 30, 2014 and December 31, 2013 were $90.9 million and $124.1 million, respectively. The decrease in cash and cash equivalents was a result of investing excess liquidity in loan growth and the cash used to fund the CBI acquisition. Based on the recorded cash and cash equivalents, NCC’s liquidity resources were sufficient at September 30, 2014 to fund loans and meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS

September 30, 2014

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$—	$22,000	$—	$—	$22,000
Certificates of deposit of less than $100k	19,953	32,658	2,078	—	54,689
Certificates of deposit of $100k or more	53,703	29,474	13,872	—	97,049
Operating leases	354	543	196	—	1,093

Total contractual obligations	$74,010	$84,675	$16,146	$—	$174,831

Credit Extension Commitments

We are party to credit related financial instruments with off balance sheet risks in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded on our balance sheet. Our exposure to credit loss is represented by the contractual amounts of these commitments. We follow the same credit policies in making commitments as we do for on balance sheet instruments.

Our off balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	As of	As of
	September 30,	December 31,
	2014	2013
	Amount	Amount
Unfunded lines	159,771	$141,887
Letters of credit	6,680	4,066

Total credit extension commitments	$166,451	145,953

Interest Sensitivity and Market Risk

Interest Sensitivity

NCC monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by NCC is simulation analysis, which technique is augmented by “gap” analysis.

In simulation analysis, we review each individual asset and liability category and their projected behavior in various different interest rate environments. These projected behaviors are based upon management’s past experiences and upon current competitive environments, including the various environments in the different markets in which we compete. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates as output projections of net interest income. NCC also periodically verifies the validity of this approach by comparing actual results with those that were projected in previous models.

Another technique used in interest rate management, but to a lesser degree than simulation analysis, is the measurement of the interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets and liabilities, selling securities available for sale or trading securities, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability.

NCC evaluates interest rate sensitivity risk and then formulates guidelines regarding asset generation and repricing, and sources and prices of off-balance sheet commitments in order to decrease interest sensitivity risk. We use computer simulations to measure the net income effect of various interest rate scenarios. The modeling reflects interest rate changes and the related impact on net income over specified periods of time.

The following table illustrates our interest rate sensitivity at September 30, 2014, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

September 30, 2014

(Dollars in thousands)
Interest earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	> 3 Yrs	Total
Loans and leases (1)	$250,247	22,056	47,951	118,696	278,263	717,213
Securities	388	701	2,020	7,098	24,232	34,439
Cash balances in other banks	79,202	—	—	—	—	79,202
Funds sold	—	—	—	—	—	—

Total interest earning assets	329,837	22,757	49,971	125,794	302,495	830,854
Interest bearing liabilities
Interest bearing transactions accounts	45,188	2,728	12,279	22,417	54,914	137,526
Savings & money market deposits	179,005	7,852	35,334	66,518	30,724	319,433
Time deposits	5,847	7,923	48,393	26,333	63,242	151,738
Federal Home Loan Bank & other borrowed money	—	—	—	15,000	7,000	22,000

Total interest-bearing liabilities	$230,040	18,503	96,006	130,268	155,880	630,697
Interest sensitivity gap
Period gap	$99,797	4,254	(46,035)	(4,474)	146,615	200,157
Cumulative gap	99,797	104,051	58,016	53,542	200,157
Cumulative gap - Rate Sensitive Assets/Rate Sensitive Liabilities	12.01%	12.52	6.98	6.44	24.09

(1)	Includes mortgage loans held for sale

NCC generally benefits from increasing market rates of interest when it has an asset-sensitive gap (a positive number) and generally benefits from decreasing market interest rates when it is liability sensitive (a negative number). As shown in the table above, NCC is asset sensitive on a cumulative basis throughout all time frames. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk

NCC’s earnings are dependent, to a large degree, on its net interest income, which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from inherent interest rate risk in our lending, investing and deposit gathering activities. We seek to reduce our exposure to market risk through actively monitoring and managing interest rate risk. Management relies upon static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest earning assets and interest bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in our balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 400 basis points below the current prevailing rates to 400 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

The following table illustrates the results of our simulation analysis to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased by the specified amounts from current rates. As noted above, this model uses estimates and assumptions in asset and liability account rate reactions to changes in prevailing interest rates. However, to isolate the market risk inherent in the balance sheet, the model assumes that no growth in the balance sheet occurs during the projection period. This model also assumes an immediate and parallel shift in interest rates, which would result in no change in the shape or slope of the interest rate yield curve. Because of the inherent use of these estimates and assumptions in the simulation model to derive this market risk information, the actual results of the future impact of market risk on our net interest margin may (and most likely will) differ from that found in the table.

MARKET RISK

	Impact on Net Interest Income
	As of	As of
	September 30, 2014	December 31, 2013
Change in prevailing interest rates
+400 basis points	20.33%	23.31%
+300 basis points	15.03	17.13
+200 basis points	9.54	10.61
+100 basis points	4.31	4.55
0 basis points	—	—
-100 basis points	(1.37)	(1.82)
-200 basis points	(5.03)	(7.33)
-300 basis points	(7.82)	(11.00)
-400 basis points	(8.89)	(12.38)

Capital Resources

Total shareholders’ equity attributable to NCC at September 30, 2014 was $96.9 million, or 10.8% of total assets. At December 31, 2013 total shareholders’ equity attributable to NCC was $88.9 million, or 11.23% of total assets. The increase in shareholders’ equity for 2014 was attributable to net income and the sale of common stock. In connection with our expansion into the Vero Beach, Florida market area, we sold 163,485 shares of common stock at $18.35 per share in a private placement to investors in the Vero Beach area during the three months ended September 30, 2014 and raised approximately $3.0 million.

The bank regulatory agencies have established risk based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as Tier 1 capital and total risk based capital. Our objective is to maintain our current status as a “well-capitalized institution,” as that term is defined by the Bank’s regulators. As of September 30, 2014, the most recent notification from the FDIC categorized our Bank as “well-capitalized” under the regulatory framework for prompt corrective action.

Under the terms of the regulatory guidelines, banks must meet minimum capital adequacy based upon both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of Tier 1 capital to average assets of 4% (leverage ratio). Adherence to these guidelines has not had an adverse impact on NCC.

The following table has selected consolidated capital ratios at September 30, 2014 and December 31, 2013 for both National Bank of Commerce and NCC.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands, except percentages)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
NBC	$83,811	11.78%	$56,918	8.00%	$71,148	10.00%
NCC	$88,031	12.37%	$56,918	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)
NBC	$74,916	10.53%	$28,459	4.00%	$42,689	6.00%
NCC	$79,134	11.12%	$28,459	4.00%	N/A	N/A
Tier I Capital (to Total Assets)
NBC	$74,916	9.34%	$32,084	4.00%	$40,105	5.00%
NCC	$79,134	9.87%	$32,087	4.00%	N/A	N/A
As of December 31, 2013
Total Capital (to Risk Weighted Assets)
NBC	$91,918	15.71%	$46,803	8.00%	$58,504	10.00%
NCC	$92,718	15.83%	$46,847	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)
NBC	$84,583	14.46%	$23,402	4.00%	$35,103	6.00%
NCC	$85,376	14.58%	$23,423	4.00%	N/A	N/A
Tier I Capital (to Total Assets)
NBC	$84,583	12.07%	$28,042	4.00%	$35,053	5.00%
NCC	$85,376	12.18%	$28,043	4.00%	N/A	N/A

NCC’s and NBC’s capital ratios at September 30, 2014 have declined from year end 2013 due to growth in loans and assets and due to the $16.2 million in cash consideration paid in the CBI acquisition, but remain above the levels required for the Bank to be well-capitalized.

Banking regulations limit the amount of dividends that a bank can pay without approval of the regulatory authorities. These restrictions are based on level of regulatory classified assets, the prior years’ net earnings and the ratio of equity capital to assets. Because National Bank of Commerce currently has negative retained earnings, it is prohibited from paying a dividend without prior regulatory approval. As of September 30, 2014, National Bank of Commerce had negative retained earnings of $4.1 million. Management anticipates that, at the current earnings rate, the negative retained earnings will be eliminated by June 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is contained in Part I, Item 2 herein under the heading “Interest Sensitivity and Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter-ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries may be involved from time to time in various routine legal proceedings incidental to our respective businesses. Neither the Company nor any of its subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operations or financial position.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2014, the Company closed a private placement commenced in July 2014 with investors in the Vero Beach, Florida area of 163,485 shares of its common stock at $18.35 per share, for a total offering price of $2,999,949.50. No underwriting discounts were incurred or commissions paid in connection with the private placement. The Company relied on the exemptions from registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated pursuant thereto, for sales of securities to an unlimited number of “accredited investors,” based on the representations made to the Company by the investors as to their status as accredited investors. The Company intends to use the proceeds of the private placement for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

3.2	By-Laws of National Commerce Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

10.1	Membership Interest Purchase Agreement, dated August 29, 2014, by and among the members of CBI Holding, LLC, National Bank of Commerce and Sexton Investments LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on September 30, 2014)

10.2	Amended and Restated Limited Liability Company Agreement, dated September 1, 2014, by and between National Bank of Commerce and Factor, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on September 30, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files for National Commerce Corporation’s Form 10-Q for the period ended September 30, 2014

*	To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE CORPORATION (Registrant)

Date: December 8, 2014	/s/ John H. Holcomb, III
John H. Holcomb, III Chief Executive Officer and Chairman of the Board

Date: December 8, 2014	/s/ William E. Matthews, V
William E. Matthews, V Chief Financial Officer and Vice Chairman of the Board