Form 10-Q/A
period 2014-09-30
National Commerce Corp
filed 2014-12-30
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 000-55336

NATIONAL COMMERCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8627710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

813 Shades Creek Parkway, Suite 100 Birmingham, Alabama	35209
(Address of principal executive offices)	(Zip Code)

(205) 313-8100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at December 26, 2014
Common stock, $0.01 par value	7,541,606 shares

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report of National Commerce Corporation (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on December 8, 2014 (the “Form 10-Q”), is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the Interactive Data Files for the unaudited consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filed by amendment within 30 days of the original filing date of the Form 10-Q.

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

3.2	By-Laws of National Commerce Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

10.1	Membership Interest Purchase Agreement, dated August 29, 2014, by and among the members of CBI Holding, LLC, National Bank of Commerce and Sexton Investments LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on September 30, 2014)

10.2	Amended and Restated Limited Liability Company Agreement, dated September 1, 2014, by and between National Bank of Commerce and Factor, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on September 30, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with the Company’s Form 10-Q for the period ended September 30, 2014, which was filed with the Securities and Exchange Commission on December 8, 2014.
**	Filed herewith in accordance with the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE CORPORATION (Registrant)

Date: December 30, 2014	/s/ John H. Holcomb, III
John H. Holcomb, III Chief Executive Officer and Chairman of the Board

Date: December 30, 2014	/s/ William E. Matthews, V
William E. Matthews, V Chief Financial Officer and Vice Chairman of the Board

3