Form 10-K
period 2014-12-31
National Commerce Corp
filed 2015-02-20
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

Commission file number: 000-55336

NATIONAL COMMERCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8627710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

813 Shades Creek Parkway, Suite 100 Birmingham, AL	35209
(Address of principal executive offices)	(Zip Code)

(205) 313-8100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	Not applicable.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2014: Not Applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at February 17, 2015
Common stock, par value $0.01 per share	7,541,541 shares

NATIONAL COMMERCE CORPORATION

FORM 10-K

i

GENERAL

Unless the context otherwise indicates or requires, in this Annual Report on Form 10-K to “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation, a Delaware corporation, as well as our subsidiaries, including our wholly owned subsidiaries, National Bank of Commerce and United Legacy Bank, which we may sometimes refer to as “NBC” and “ULB,” respectively, and CBI Holding Company, LLC, which we may sometimes refer to as “CBI.” References to the “Banks” refer to National Bank of Commerce and United Legacy Bank, collectively.

On October 28, 2014, the Company’s Registration Statement on Form S-4 (File No. 333-198219) became effective, and the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance, which involve substantial risks and uncertainties. Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements include any statement that, without limitation, may predict, forecast, indicate or imply future results, performance or achievements instead of historical or current facts and may contain words like “anticipates,” “approximately,” “believes,” “budget,” “can,” “could,” “continues,” “contemplates,” “estimates,” “expects,” “forecast,” “intends,” “may,” “might,” “objective,” “outlook,” “predicts,” “probably,” “plans,” “potential,” “project,” “seeks,” “shall,” “should,” “target,” “will,” or the negative of these terms and other words, phrases, or expressions with similar meaning.

Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed herein under “Part I, Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties.

PART I

Item 1.	Business.

Overview

We are a bank holding company headquartered in Birmingham, Alabama. We were originally incorporated as Americus Financial Services, Inc., an Alabama corporation (“Americus”), in November 2006. On March 17, 2007, Americus became the holding company for Red Mountain Bank, N.A., a national banking association based in Birmingham, Alabama that commenced operations in Birmingham, Alabama in June 2004, by means of a share exchange with the bank’s shareholders. In October 2010, we changed Red Mountain Bank’s name to National Bank of Commerce, and we changed Americus’s name to National Commerce Corporation in October 2011. We reincorporated in Delaware on April 8, 2014, by merging National Commerce Corporation (Alabama) with and into National Commerce Corporation, a Delaware corporation formed on July 19, 2013.

We operate two subsidiary banks – NBC and ULB. Through our Banks, we provide a broad array of financial services to businesses, business owners, and professionals. We currently conduct our banking operations through our Banks’ 14 banking locations. In Alabama, we operate eight full-service banking offices, located in Birmingham, Huntsville, Auburn-Opelika, and Baldwin County. In 2014, we expanded into Florida as well and currently operate six full-service banking offices in Central Florida. We entered the Central Florida market in April 2014 when NBC opened a loan production office in Vero Beach, Florida, which was converted to a full-service banking office in November 2014. In December, we acquired United Group Banking Company of Florida, Inc., a one-bank holding company (“United”) and its bank subsidiary, ULB, a Florida state-chartered commercial bank with five full-service banking offices located in Longwood, Winter Park, Orlando, Oviedo and Kissimmee, Florida. ULB is scheduled to open an additional branch location in Winter Park, Florida on February 27, 2015. We intend to consolidate ULB with NBC on or about February 28, 2015, although each of the ULB banking offices will continue to operate as “United Legacy Bank, a division of National Bank of Commerce.”

We also own a 70% equity interest in CBI, which owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama, that provides factoring, invoicing, collection, and accounts receivable management services to transportation companies and automotive parts and service providers throughout the United States and parts of Canada. We have an option to purchase the remaining 30% equity interest in CBI for a price based on a multiple of CBI’s earnings, which becomes exercisable on August 29, 2019, and expires on August 29, 2022.

As of December 31, 2014, we had total assets of $1.1 billion, total loans of $888.7 million, total deposits of $971.1 million, and total shareholders’ equity of $136.2 million.

Our Products and Services

Through our Banks, we engage in the business of banking, which consists primarily of accepting deposits from the public and making loans and other investments. Through CBI and Corporate Billing, we provide factoring, invoicing, collection, and accounts receivable management services to transportation companies and automotive parts and service providers throughout the United States and parts of Canada. Our principal sources of funds for loans and investments at our Banks are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts) and the amortization and prepayments of loans and investments. Our principal sources of income are interest and fees collected on loans, interest collected on other investments, fees earned from the origination and sale of residential mortgage loans, and service charges, as well as income from factored receivables through Corporate Billing. Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on other borrowings, employee compensation, office expenses, and other overhead expenses.

Deposits

Our principal sources of funds are core deposits, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits, and certificates of deposit. As of December 31, 2014, our deposit composition was as follows:

Transaction accounts include checking and NOW accounts, which customers use for cash management and which provide us with a source of fee income, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. Our largest source of funds is money market accounts. Certificates of deposit in excess of $100,000 are held primarily by customers in our market areas. We utilize brokered certificates of deposit to supplement our market funding sources when funding needs or pricing warrant the use of wholesale funding.

Deposit rates are reviewed weekly by senior management. Management believes that the rates that we offer are competitive with those offered by other institutions in our market areas. We also focus on customer service to attract and retain deposits.

Lending

We offer a range of lending services, including real estate, consumer, and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2014, were approximately $888.7 million, or approximately 84.8% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

As of December 31, 2014, our loan portfolio composition was classified as follows:

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $660.9 million, or 74.3%, of total loans, net of unearned income, at December 31, 2014. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate (CRE). We also often take real estate as an additional source of collateral to secure commercial and industrial (C&I) loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

Real estate lending activities consist of the following:

•	Commercial real estate term loans accrue at either variable or fixed rates. The variable rates approximate current market rates. Amortizations are typically no more than 25 years.

•	The primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions. These loans usually have fixed rates for up to 5 years, with maturities of 15 to 30 years. We also originate home equity lines of credit secured by residential property. These loans are typically made on a variable-rate basis with maturities up to 10 years.

•	Construction and land development (C&D) loans are typically made on a variable-rate basis. Loan terms usually do not exceed 24 months.

We originate residential loans for sale into the secondary market. These loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate, borrower qualification, and documentation. These loans are generally made under a commitment to purchase from a loan purchaser. We generally collect from the borrower or purchaser a combination of the origination fee, discount points, and/or a service release fee.

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to 5 years at fixed or variable rates. The loans are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and its ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are typically also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $113.8 million, or 12.8% of our loan portfolio, at December 31, 2014. Interest rates are negotiable based upon the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $14.0 million, or 1.6% of our loan portfolio, at December 31, 2014. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

Loan Approval. Certain credit risks are inherent in making loans. These include repayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectability.

We attempt to minimize loan losses through various means and the use of standardized underwriting criteria. We have established a standardized loan policy that may be modified based on local market conditions. In particular, on larger credits, we generally rely on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, we attempt to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

We address repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a loan committee approval process for larger loans, documentation examination, and follow-up procedures for loan review and any exceptions to credit policies. The point in the loan approval process at which a loan is approved depends on the size of the borrower’s credit relationship with the bank and the loan authority of the lending officer to whom the loan request is made. Each of our lending officers has the authority to approve loans up to an approved loan authority amount, as approved by the bank’s board of directors. Loans in excess of the highest loan authority amount of a particular lending officer must be approved by the bank’s loan committee, or another officer with sufficient loan authority to approve the request.

Risk Ratings. Loan officers are directly responsible for monitoring the risk in their respective portfolios. On commercial loans, risk grades are assigned by the loan officer for the probability of default following analysis of borrower characteristics and external economic factors. However, on consumer loans, risk grades are determined by a borrower’s credit score and personal debt ratio, as well as the borrower’s repayment history with the bank.

Factoring

Since August 29, 2014, NBC has owned a 70% interest in CBI, the holding company of Corporate Billing. Corporate Billing is a transaction-based finance company engaged in the purchase of accounts receivable at a discount from businesses throughout the United States and parts of Canada, a transaction traditionally known as “factoring.” In a typical factoring transaction, Corporate Billing purchases all of the rights associated with the account receivable and assumes the billing and collection responsibilities. Corporate Billing may purchase a receivable with or without recourse. If an account is purchased without recourse, Corporate Billing bears the loss if the account debtor does not pay the invoice amount. If the receivable is purchased with recourse, however, Corporate Billing has the right to collect the unpaid invoice amount from the seller of the receivable if the account debtor does not pay. Corporate Billing engages in both recourse and non-recourse purchases, with its recourse operations focused primarily in the transportation industry, and its non-recourse operations focused primarily in the automotive dealer and distributor industries. As an operating subsidiary of NBC, Corporate Billing is regulated by the OCC.

The following table sets forth certain information with respect to CBI’s operations for each of the years ended December 31, 2014, 2013, 2012 and 2011:

	Twelve Months Ended
(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Recourse purchased volume	$389,468	$295,608	$286,967	$272,108
Non-recourse purchased volume	355,902	317,485	228,652	209,632
Total purchased volume	745,370	613,093	515,619	481,739
Average turn dates	37.74	38.82	39.57	36.87
Net charge-offs / total purchased volume	0.04%	0.09%	0.05%	0.05%
Average discount rate	1.66	1.62	1.70	1.70

Electronic Banking

We offer electronic banking services to our customers, including commercial and retail online banking, automated bill payment, mobile banking, and remote deposit capture for certain customers.

Market Areas

We currently conduct our banking operations through our Banks’ 14 banking locations. We plan to merge the Banks in late February 2015, although each of the ULB banking offices will operate as “United Legacy Bank, a division of National Bank of Commerce” for some period of time after the bank merger. According to 2014 data from the U.S. Census Bureau, the projected population growth in our markets from 2014 to 2019 is expected to be 4.52%, versus a U.S. average of 3.50%. In addition, approximately 92% of our deposits are in MSAs.

Metropolitan Statistical Area	Total Population 2014 (Actual)	Population Change 2010-2014 (%)	Projected Population Change 2014-2019 (%)	Median Household Income 2014 ($)	Projected Household Income Change 2014-2019 (%)	Unemployment (%)
Birmingham-Hoover, AL	1,142,042	1.24	1.71	46,029	1.43	4.8
Huntsville, AL	439,012	5.13	5.07	55,834	9.27	4.8
Daphne-Fairhope-Foley (Micro), AL	196,491	7.81	7.27	54,973	13.67	5.0
Auburn-Opelika, AL	152,270	8.57	7.95	41,226	4.22	4.2
Orlando-Kissimmee-Sanford, FL	2,277,414	6.70	7.48	45,240	(2.97)	5.3
Sebastian-Vero Beach, FL	142,896	3.53	4.93	38,846	(10.10)	6.5
Alabama	4,847,067	1.41	1.79	42,869	4.55	6.0
Florida	19,654,457	4.54	5.74	44,318	(0.49)	5.8
United States	317,199,353	2.74	3.50	51,579	4.58	5.5

NCC Markets Weighted Average		4.23	4.52		2.99

In addition to our banking operations, we conduct our factoring business through one office in Decatur, Alabama, with clients located throughout the United States and parts of Canada. Technology allows us to service a national client base in this business, with sales representatives traveling to meet existing and potential clients in their places of business.

Competition

The financial services industry is highly competitive. We compete for loans, deposits, and financial services in all of our principal markets. We compete directly with other bank and nonbank institutions located within our markets, internet-based banks, out-of-market banks, and bank holding companies that advertise in or otherwise serve our markets, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current customers, obtain new loans and deposits, increase the scope and type of services offered, and offer competitive interest rates paid on deposits and charged on loans. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. Some of our competitors have been in business for a long time and have an established customer base and name recognition. We believe that our competitive pricing, personalized service, and community involvement enable us to effectively compete in the communities in which we operate.

Employees

As of December 31, 2014, we had approximately 235 full-time and full-time equivalent employees. None of these employees is party to a collective bargaining agreement.

SUPERVISION AND REGULATION

General

We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s ability to repurchase stock or to receive dividends from its subsidiary banks. We are subject to comprehensive examination and supervision by the Federal Reserve, and National Bank of Commerce is subject to comprehensive examination and supervision by the OCC. These regulatory agencies generally have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities.

In December 2014, we completed a merger with United, pursuant to which we acquired control of ULB. Under the terms of the merger agreement, ULB will be merged with and into NBC, with NBC surviving the merger. We anticipate that the merger of the Banks will be completed on or about February 28, 2015. Until the bank merger is completed, ULB will remain a separate subsidiary of us and will be subject to examination and supervision by the Federal Reserve and the Florida Office of Financial Regulation, or the FOFR, as a state-chartered member bank of the Federal Reserve. Many of the laws and regulations to which ULB is subject are similar to those applicable to NBC. Furthermore, following the bank merger, the OCC will have sole supervisory and enforcement authority over the combined bank. Therefore, the discussion of our regulatory framework below focuses exclusively on NCC and NBC, except where the requirements applicable to ULB differ materially from those to which NCC and NBC are currently subject, or as otherwise specifically noted.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of the particular statutory and regulatory provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us, are difficult to ascertain. A change in applicable laws and regulations, or in the manner such laws or regulations are interpreted by regulatory agencies or courts, may have a material effect on our business, operations, and earnings.

Regulation of National Commerce Corporation

We are registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and are subject to regulation and supervision by the Federal Reserve. The BHCA requires us to secure the prior approval of the Federal Reserve before we own or control, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank or thrift, or merge or consolidate with another bank or thrift holding company. Further, under the BHCA, our activities and those of any nonbank subsidiary are limited to: (i) those activities that the

Federal Reserve determines to be so closely related to banking as to be a proper incident thereto, and (ii) investments in companies not engaged in activities closely related to banking, subject to quantitative limitations on the value of such investments. Prior approval of the Federal Reserve may be required before engaging in certain activities. In making such determinations, the Federal Reserve is required to weigh the expected benefits to the public, such as greater convenience, increased competition, and gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company, and a rebuttable presumption arises if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either: (i) the bank holding company has registered securities under Section 12 of the Securities Act; or (ii) no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The BHCA was substantially amended by the Gramm-Leach-Bliley Act, or the GLBA, which, among other things, permits a “financial holding company” to engage in a broader range of non-banking activities, and to engage on less restrictive terms in certain activities than were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. To become a financial holding company, a bank holding company must certify that all depository institutions that it controls are both “well capitalized” and “well managed” (as defined by federal law), and have at least a “satisfactory” CRA rating. The GLBA also imposes certain privacy requirements on all financial institutions and their treatment of consumer information. At this time, we have not elected to become a financial holding company, nor do we expect to make such an election in the foreseeable future.

There are a number of restrictions imposed on us by law and regulatory policy that are designed to minimize potential loss to depositors and to the DIF maintained by the FDIC (as discussed in more detail below) in the event that a subsidiary depository institution should become insolvent. For example, federal law requires a bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so in the absence of such a policy. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Any capital loan by a bank holding company to a subsidiary depository institution is subordinate in right of payment to deposits and certain other indebtedness of the institution. In addition, in the event of the holding company’s bankruptcy, any commitment made by the bank holding company to a federal banking regulatory agency to maintain the capital of its subsidiary depository institution(s) will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Federal Deposit Insurance Act, or FDIA, provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as a subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the institution’s holding company, with respect to any extensions of credit they have made to such insured depository institution.

Regulation of National Bank of Commerce

The operations and investments of NBC are subject to the supervision, examination, and reporting requirements of the National Bank Act and the regulations of the OCC as well as other federal banking statutes and regulations, including with respect to the level of reserves that NBC must maintain against deposits, restrictions on the types, amount, and terms and conditions of loans it may originate, and limits on the types of other activities in which NBC may engage and the investments that it may make. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because NBC’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations, and the FDIC has backup examination authority and some enforcement powers over NBC. NBC is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations.

Regulation of United Legacy Bank

ULB is chartered by and headquartered in the state of Florida, and it is subject to supervision and regulation by the FOFR and the Federal Reserve. The FOFR supervises and regulates all areas of ULB’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of ULB’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The Federal Reserve is ULB’s primary federal regulatory agency, which periodically examines ULB’s operations and financial condition and compliance with federal consumer protection laws. In addition, ULB’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has backup examination authority and some enforcement powers over ULB.

As a state-chartered banking institution in the state of Florida, ULB is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations, and to provide various other banking services for the benefit of the its customers. Various state consumer laws and regulations also affect the operations of ULB, including state usury laws, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, generally prohibits insured state-chartered institutions from conducting activities as principal that are not permitted for national banks.

Transactions with Affiliates

We are subject to federal laws, such as Sections 23A and 23B of the Federal Reserve Act, that limit the size and number of the transactions that depository institutions may engage in with their affiliates. Under these provisions, transactions (such as loans or investments) by a bank with nonbank affiliates are generally limited to 10% of the bank’s capital and surplus for all covered transactions with any one affiliate, and 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit to affiliates, with limited exceptions, must be secured by eligible collateral in specified amounts. Banks are also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd-Frank Act imposes additional requirements on transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

We are also subject to restrictions on extensions of credit to our executive officers, directors, principal stockholders, and their related interests. These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, we are prohibited from engaging in asset purchases or sales transactions with our officers, directors, or principal stockholders unless the transaction is on market terms and, if the transaction represents greater than 10% of the capital and surplus of the bank, a majority of the bank’s disinterested directors has approved the transaction.

Monetary Policy

Our earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve have a significant effect upon the operating results of commercial banks. The Federal Reserve has a major impact upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on bank borrowings and the reserve requirements against bank deposits. It is not possible for us to predict the nature and impact of future changes in monetary and fiscal policies.

Deposit Insurance

Our deposits are insured up to applicable limits by the DIF of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s current risk-based assessment system, as amended by the Dodd-Frank Act and the FDIC’s final rule on assessments, dividend assessment base and large bank pricing, or the Assessment Rule, insured institutions are assigned to one of four categories based on supervisory evaluations, regulatory capital levels, and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and the applicability of certain potential adjustments established by FDIC regulations, with less risky institutions paying lower assessment rates.

The assessment base against which the assessment rate is applied to determine the total assessment due for a given period is the depository institution’s average total consolidated assets during the assessment period less average tangible equity during that assessment period. Tangible equity is defined in the Assessment Rule as Tier 1 Capital and is calculated monthly, unless the insured depository institution has less than $1 billion in assets, in which case the insured depository institution calculates Tier 1 Capital on an end-of-quarter basis. Parents or holding companies of other insured depository institutions are required to report separately from their subsidiary depository institutions.

The Dodd-Frank Act also eliminated the ceiling and increased the floor on the size of the DIF. It established a minimum designated reserve ratio, or the DRR, of 1.35 percent of the estimated insured deposits and required the FDIC to adopt a restoration plan should the reserve ratio fall below 1.35 percent. However, the assessment rate schedules used to determine assessments due from insured depository institutions become progressively lower when the reserve ratio in the DIF exceeds 1.15 percent, 2 percent, and 2.5 percent.

In addition to the assessment for deposit insurance, insured depository institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and, for each of the four quarters in calendar year 2014, equaled 0.62 basis points on assessable deposits.

The Dodd-Frank Act also raised the limit for federal deposit insurance to $250,000 and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

The FDIC has authority to increase insurance assessments. A significant increase in insurance assessments would likely have an adverse effect on our operating expenses and results of operations. We cannot predict what insurance assessment rates will be in the future. Furthermore, deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Dividend Restrictions

We are a legal entity separate and distinct from our Banks. Our ability to pay dividends and make other distributions depends in part upon the receipt of dividends from our subsidiaries and is limited by federal and state law. The specific limits depend upon a number of factors, including a bank subsidiary’s type of charter, recent earnings, recent dividends, level of capital, and regulatory status. The regulators are authorized, and under certain circumstances are required, to determine that the payment of dividends or other distributions by a bank would be an unsafe or unsound practice and to prohibit that payment. For example, the FDIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.

A national bank generally may not withdraw, either in the form of a dividend or otherwise, any portion of its permanent capital and may not declare a dividend in excess of its retained net profits. Further, dividends that may be paid by a national bank without the express approval of the OCC are limited to an amount equal to the bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income, less dividends declared during the period. As of December 31, 2014, both NBC and ULB had a negative retained earnings balance and are therefore currently prohibited from paying any dividends without the approval of the OCC, in the case of NBC, and the FOFR and the Federal Reserve, in the case of ULB. Dividend payments by NBC and ULB in the future will require the generation of net income by each Bank and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines.

The ability of a bank holding company to pay dividends and make distributions can also be limited by other laws or regulations. The Federal Reserve, which has authority to prohibit a bank holding company from paying dividends or making other distributions, has issued a Supervisory Letter stating that a bank holding company should not pay cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality, and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act, Basel III (described below), and their respective implementing regulations impose additional restrictions on the ability of banking institutions to pay dividends.

Capital Adequacy Guidelines

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation, or Basel III. Basel III requires banks to maintain a higher level of capital than previously required, with a greater emphasis on common equity. The Dodd-Frank Act imposed generally applicable capital requirements with respect to bank holding companies and their bank subsidiaries and mandated that the federal banking regulatory agencies adopt rules and regulations to implement the Basel III requirements.

Among other things, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to a bank holding company that are no less stringent than those currently applied to depository institutions. In July 2013, the federal banking agencies adopted a final rule, or the Basel III Final Rule, implementing these standards. Under the Basel III Final Rule, trust preferred securities are excluded from Tier I capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets, subject to certain limits. The Dodd-Frank Act additionally provides for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Final Rule, which implements this concept, banks must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% in January 2019.

For purposes of calculating risk-weighted assets, the federal banking agencies have promulgated risk-based capital guidelines designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposures, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Bank assets are given risk-weights under the Basel III Final Rule. In addition, certain off-balance sheet items are assigned certain credit conversion factors to convert them to asset-equivalent amounts to which an appropriate risk-weighting will apply. Those computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category. Exceptions include municipal or state revenue bonds, which have a 50% risk weighting, and direct obligations of the United States Treasury or obligations backed by the full faith and credit of the United States government, which have a 0% risk weighting. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk weighting. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting, and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

Under the Basel III Final Rule, as of January 1, 2015, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. The required ratio of “Tier 1 Capital” (consisting generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk-weighted assets is 6%. While there was previously no required ratio of “Common Equity Tier 1 Capital” (which generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and Accumulated Other Comprehensive Income, subject to certain adjustments) to risk-weighted assets, a required minimum ratio of 4.5% became effective on January 1, 2015 as well. The remainder of total capital, or “Tier 2 Capital,” may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) preferred stock not qualifying as Tier 1 Capital, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital (which is included only to the extent of Tier 1 Capital), less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the appropriate regulator.

In addition, the federal banking agencies have established minimum leverage ratio requirements for banking organizations they supervise, calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets. Prior to the effective date of the Basel III Final Rule, banks and bank holding companies meeting certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, were permitted to maintain a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3%. Other banks and bank holding companies generally were required to maintain a minimum leverage ratio between 4% and 5%. Under the Basel III Final Rule, as of January 1, 2015, the required minimum leverage ratio for all banks is 4%.

As an additional means of identifying problems in the financial management of depository institutions, the federal banking regulatory agencies have established certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure, and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that federal banking agencies are required to take, and certain actions that they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the prompt corrective action rules effective as of January 1, 2015, an institution is deemed “well capitalized” if its leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. An institution is deemed to be “adequately capitalized” or better if its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimum capital requirements. An institution is “significantly undercapitalized” if its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios fall below 3%, 3%, 4%, and 6%, respectively, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions, including a prohibition on payment of dividends and a limitation on asset growth and expansion in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring; limitations on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business; obligations to raise additional capital; restrictions on transactions with affiliates; and restrictions on interest rates paid by the institution on deposits. In certain cases, banking regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for 90 days, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

Community Reinvestment Act

The CRA requires the federal banking regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices). Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” An institution’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities. Both NBC and ULB received a “satisfactory” rating at their most recent CRA evaluations.

USA PATRIOT Act

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act, which amended the U.S. Bank Secrecy Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act also mandates that financial institutions establish anti-money laundering programs meeting certain standards and requires the federal banking regulators to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Privacy of Customer Information

The GLBA and the implementing regulations issued by federal regulatory agencies require financial institutions (including banks, insurance agencies, and broker/dealers) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLBA established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

The Consumer Financial Protection Bureau

The Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, which is an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, non-banks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance, and enforcement actions to administer and enforce federal consumer financial laws, to oversee several entities and market segments not previously under the supervision of a federal regulator, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive, or abusive. The federal consumer financial laws and all of the functions and responsibilities associated with them, many of which were previously enforced by other federal regulatory agencies, were transferred to the CFPB on July 21, 2011. While the CFPB has the power to interpret, administer, and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if such institutions have less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

Mortgage Loan Origination

The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and the implementing final rule adopted by the CFPB, or the ATR/QM Rule, a financial institution may not make a residential mortgage loan to a consumer unless it first makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the ATR/QM Rule limits prepayment penalties and permits borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as defined by the CFPB. For this purpose, the ATR/QM Rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration, Veterans Administration, or United States Department of Agriculture. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only or negative amortization payments. The ATR/QM Rule specifies the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. The ATR/QM Rule became effective January 10, 2014.

In addition, Section 941 of the Dodd-Frank Act amended the Exchange Act to require sponsors of asset-backed securities (ABS) to retain at least 5 percent of the credit risk of the assets underlying the securities and generally prohibits sponsors from transferring or hedging that credit risk. In October 2014, the federal banking regulatory agencies adopted a final rule to implement this requirement, or the Risk Retention Rule. Among other things, the Risk Retention Rule requires a securitizer to retain not less than 5 percent of the credit risk of any asset that the securitizer, through the issuance of an ABS, transfers, sells, or conveys to a third party; and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain. In certain situations, the final rule allows securitizers to allocate a portion of the risk retention requirement to the originator(s) of the securitized assets, if an originator contributes at least 20 percent of the assets in the securitization. The Risk Retention Rule also provides an exemption to the risk retention requirements for an ABS collateralized exclusively by Qualified Residential Mortgages, or QRMs, and ties the definition of a QRM to the definition of a “qualified mortgage” established by the CFPB for purposes of evaluating a consumer’s ability to repay a mortgage loan. The federal banking agencies have agreed to review the definition of QRMs in 2019, following the CFPB’s own review of its “qualified mortgage” regulation. The Risk Retention Rule will take effect in late 2015, one year after its publication in the Federal Register.

Mortgage Loan Servicing

On January 17, 2013, the CFPB issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules contain additional requirements for communications with borrowers, address the maintenance of customer account records, govern procedures for responding to written borrower requests and complaints of errors, and provide guidance regarding servicing delinquent loans, foreclosure proceedings, and loss mitigation efforts, among other measures. These rules became effective on January 10, 2014 and have in general led to increased costs to service loans across the mortgage industry.

The Volcker Rule

On December 10, 2013, five federal financial regulatory agencies, including the Federal Reserve and the OCC, adopted final rules implementing the so-called “Volcker Rule” embodied in Section 13 of the BHCA, which was added by Section 619 of the Dodd-Frank Act. The Volcker Rule completes the process begun in October 2011, when the agencies introduced proposed implementing rules for comment. In general, the Volcker Rule prohibits banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in, and relationships with, hedge funds or private equity funds, or covered funds. The Volcker Rule is intended to provide greater clarity with respect to both the extent of those primary prohibitions and the related exemptions and exclusions.

The Volcker Rule also requires each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community and small banks, like us, are afforded some relief under the Volcker Rule. If such banks are engaged only in exempted proprietary trading, such as trading in United States government, agency, state, and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Volcker Rule was effective as of April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015.

On January 15, 2014, the federal banking agencies issued an interim final rule, or the Interim Rule, that exempts certain collateralized debt obligations backed by trust-preferred securities, also known as TruPS CDOs, from the broad restrictions of the Volcker Rule. Specifically, the Interim Rule provides that the covered fund restrictions of the Volcker Rule are inapplicable to a banking entity’s ownership interest in, or sponsorship of, any issuer of TruPS CDOs, provided that: (1) the TruPS CDOs were issued before May 19, 2010, by a holding company with $15 billion or less in total consolidated assets, and (2) the banking entity acquired the interest in the TruPS CDOs on or before December 10, 2013, or acquired the interest in the course of a merger with or acquisition of a banking entity that itself acquired the interest on or before that date.

Other Provisions of the Dodd-Frank Act

The Dodd-Frank Act, which became law on July 21, 2010, implements far-reaching changes across the financial regulatory landscape. In addition to the reforms previously mentioned, the Dodd-Frank Act also:

•	Requires bank holding companies and banks to be both well-capitalized and well-managed in order to acquire banks located outside their home state and requires any bank holding company electing to be treated as a financial holding company to be both well-managed and well-capitalized;

•	Eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location;

•	Repeals Regulation Q, the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	Enhances insider transaction limitations by strengthening loan restrictions to insiders and applying the various limits to a greater number of types of transactions, including derivative transactions, repurchase agreements, reverse repurchase agreements, and securities lending or borrowing transactions. The law also restricts certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors; and

•	Strengthens the previous limits on a depository institution’s credit exposure to one borrower (whether a person or group of related persons) in an amount exceeding certain thresholds, by expanding the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.

Federal Home Loan Bank Membership

National Bank of Commerce and United Legacy Bank are members of the Federal Home Loan Bank of Atlanta, or the FHLBA. Each member of the FHLBA is required to maintain a minimum investment in the Class B stock of the FHLBA. The Board of Directors of the FHLBA can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation to increase the level of investment in the FHLBA depends entirely upon the occurrence of a future event, we are unable to determine the extent of future required potential payments to the FHLBA at this time. Additionally, in the event that a member financial institution fails, the right of the FHLBA to seek repayment of funds loaned to that institution will take priority (a super lien) over the rights of all other creditors.

Other Laws and Regulations

Our operations are subject to several additional laws, some of which are specific to banking and others of which are applicable to commercial operations generally. For example, with respect to our lending practices, we are subject to the following laws and regulations, among several others:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows in connection with loans secured by one-to-four family residential properties;

•	Bank Secrecy Act, as amended by the USA PATRIOT Act, imposing requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing;

•	Rules and regulations established by the National Flood Insurance Program;

•	Sections 22(g) and 22(h) of the Federal Reserve Act which set lending restrictions and limitations regarding loans and other extensions of credit made to executive officers, directors, principal stockholders, and other insiders;

•	Sections 23A and 23B of the Federal Reserve Act, imposing restrictions regarding loans and other extensions of credit made by a bank to one or more of its affiliates; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to federal laws applicable to depository accounts, including:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•	Electronic Funds Transfer Act and Regulation E of the Federal Reserve, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

We are also subject to a variety of laws and regulations that are not limited to banking organizations. For example, in lending to commercial and consumer borrowers, and in owning and operating our own property, we are subject to regulations and potential liabilities under state and federal environmental laws. In addition, we must comply with privacy and data security laws and regulations at both the federal and state level.

We are heavily regulated by regulatory agencies at the federal and state levels. Like most of our competitors, we have faced and expect to continue to face increased regulation and regulatory and political scrutiny, which creates significant uncertainty for us, as well as for the financial services industry in general.

Enforcement Powers

The Financial Institution Reform Recovery and Enforcement Act, or FIRREA, expanded and increased the penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants, such as attorneys, accountants, and others who participate in the conduct of the financial institution’s affairs. An institution can be subject to an enforcement action due to the failure to timely file required reports, the filing of false or misleading information, or the submission of inaccurate reports, or engaging in other unsafe or unsound banking practices. Civil penalties may be as high as $1,425,000 per day for such violations.

FIRREA provided regulators with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties and to terminate an institution’s deposit insurance. It also expanded the power of banking regulatory agencies to issue regulatory orders. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies, and their respective subsidiaries by the appropriate regulatory agency.

Future Legislation and Regulation

Regulators have increased their focus on the regulation of the financial services industry in recent years, leading in many cases to greater uncertainty and compliance costs for regulated entities. For example, the provisions of the Dodd-Frank Act could require us to make material expenditures, particularly in the form of personnel training costs and additional compliance expenses. We also may be required to change certain of our business practices in order to comply with the Dodd-Frank Act and its implementing regulations, which in turn could adversely affect our ability to pursue business opportunities that we might otherwise consider pursuing, cause business disruptions, and/or have other impacts that are as of yet unknown to us. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines, or additional expenses.

Furthermore, proposals that could substantially intensify the regulation of the financial services industry have been and are expected to continue to be introduced in the United States Congress, in state legislatures, and by applicable regulatory authorities. These proposals may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals, or any implementing regulations, would have on our business, results of operations, or financial condition.

Website Information

We maintain a website at www.nationalbankofcommerce.com, through which we make available, free of charge under the tab “Investor Relations,” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with the SEC. These reports are also available on the SEC’s website, www.sec.gov. We will provide paper copies of these reports to stockholders free of charge upon written request to: National Commerce Corporation, Attention: Corporate Secretary, 813 Shades Creek Parkway, Suite 100, Birmingham, Alabama 35209. Information on, or accessible through, our website is not part of this Annual Report on Form 10-K. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.

Item 1A.	Risk Factors.

An investment in our common stock involves certain risks that you should carefully consider in addition to the other information set forth in this Annual Report on Form 10-K. The occurrence of any of the risks described below may have a material adverse effect on our business, prospects, financial condition or results of operations, in which case the value of your common stock could decline and you could lose all or a part of your investment. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business or results of operations. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Risks Relating to Our Business

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of the general geographic markets in which we operate.

Our commercial banking operations are concentrated in Alabama and Central Florida. As of December 31, 2014, approximately 92.5% of our total loans were to borrowers located in Alabama and Florida. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of those states or the regions of which they are a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in these markets. Although our customers’

business and financial interests may extend well beyond these market areas, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduced demand for our products and services, which could have an adverse effect on our results of operations.

Economic recession or other economic problems, including those affecting our markets and regions, but also those affecting the U.S. or world economies, could have a material adverse impact on the demand for our products and services. Since the conclusion of the last recession, economic growth has been slow and uneven, and unemployment levels remain high. If economic conditions deteriorate, or if there are negative developments affecting the domestic and international credit markets, the value of our loans and investments may be harmed, which in turn would have an adverse effect on our financial performance, and our financial condition may be adversely affected. In addition, although deteriorating market conditions could adversely affect our financial condition, results of operations, and cash flows, we cannot provide any assurance that we would benefit from any market growth or favorable economic conditions, either in our primary market areas or nationally, even if they do occur.

Difficult conditions in the market for financial products and services may materially and adversely affect our business and results of operations.

Dramatic declines in the housing market during recent years, along with increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. Although conditions have improved, a return of these trends could have a material adverse effect on our business and operations. Negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan and credit losses. Economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. These conditions would have adverse effects on us and others in the financial services industry.

Our small to medium-sized business and entrepreneurial customers may have fewer financial resources than larger entities to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our financial condition and results of operations.

We focus our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses and entrepreneurs. These small to medium-sized businesses and entrepreneurs may have fewer financial resources in terms of capital or borrowing capacity than larger entities. If economic conditions negatively impact the Alabama and Central Florida markets generally, and small to medium-sized businesses are adversely affected, our financial condition and results of operations may be negatively affected.

Our financial performance will be negatively impacted if we are unable to execute our growth strategy.

Our current growth strategy is to grow organically and supplement that growth with select acquisitions. Our ability to grow organically depends primarily on generating loans and deposits of acceptable risk and expense, and we may not be successful in continuing this organic growth. Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel, and fund growth at a reasonable cost depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors, and changes in banking laws, among other factors. Conversely, if we grow too quickly and are unable to control costs and maintain asset quality, such growth, whether organic or through select acquisitions, could materially and adversely affect our financial condition and results of operations.

External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System, or the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. The primary impact of inflation on our operations most likely will be reflected in increased operating costs. Conversely, deflation generally will tend to erode collateral values and diminish loan quality. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets (such as loans and securities held in our investment portfolio) and the interest paid for liabilities (such as interest paid on savings and money market accounts and time deposits).

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates and the impact on net interest income and the economic value of equity. As of December 31, 2014, this simulation analysis indicated that if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to decrease by approximately $3.1 million, or 6.8%, over the next 12 months, and a decline in the economic value of equity of $16.3 million, or 10.8%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to increase by approximately $6.8 million, or 15.1%, over the next 12 months, and an increase in the economic value of equity of $7.0 million, or 4.7%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

Generally, the interest rates on our interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. Even assets and liabilities with similar maturities or re-pricing periods may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as fixed and adjustable rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the asset. Changes in interest rates could materially and adversely affect our financial condition and results of operations.

Market interest rates for loans, investments, and deposits are highly sensitive to many factors beyond our control.

Generally, interest rate spreads (the difference between interest rates earned on assets and interest rates paid on liabilities) have narrowed in recent years as a result of changing market conditions, policies of various government and regulatory authorities, and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income.

We attempt to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition in order to obtain the maximum spread between interest income and interest expense. However, there can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates. Depending on our portfolio of loans and investments, our financial condition and results of operations may be adversely affected by changes in interest rates.

We could suffer losses from a decline in the credit quality of the assets that we hold.

We could sustain losses if borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies that we believe are appropriate to minimize this risk, including the establishment and review of the allowance for credit losses, periodic assessment of the likelihood of nonperformance, tracking loan performance, and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our financial condition and results of operations. In particular, we face credit quality risks presented by past, current, and potential economic and real estate market conditions.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could negatively impact our business.

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2014, we had approximately $221.2 million in residential real estate loans and $330.8 million in commercial real estate loans outstanding, representing approximately 24.9% and 37.2%, respectively, of our total loans outstanding on that date.

There are significant risks associated with real estate-based lending. Real estate collateral may deteriorate in value during the time that credit is extended, in which case we might not be able to sell such collateral for an amount necessary to satisfy a defaulting borrower’s obligation to us. In that event, there could be a material adverse effect on our financial condition and results of operations. Additionally, commercial real estate loans are subject to unique risks. These types of loans are often viewed as having more risks than residential real estate or other consumer loans, primarily because relatively large amounts are loans to a relatively small number of borrowers. Thus, the deterioration of even a small number of these loans could cause a significant increase in the loan loss allowance or loan charge-offs, which in turn could have a material adverse effect on our financial condition and results of operations. Furthermore, commercial real estate loans depend on cash flows from the property securing the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in a local economy in one of our markets or in occupancy rates where a property is located could increase the likelihood of default.

The foregoing risks are enhanced as a result of the limited geographic scope of our principal markets. Most of the real estate securing our loans is located in Alabama and Central Florida. Because the value of this collateral depends upon local real estate market conditions and is affected by, among other things, neighborhood characteristics, real estate tax rates, the cost of operating the properties, and local governmental regulation, adverse changes in any of these factors in Alabama or Central Florida could cause a decline in the value of the collateral securing a significant portion of our loan portfolio. Further, the concentration of real estate collateral in these two markets limits our ability to diversify the risk of such occurrences.

Our allowance for estimated loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate to absorb any probable losses in our loan portfolio. Management determines the amount of the allowance based upon an analysis of general market conditions, credit quality of our loan portfolio and performance of our customers relative to their financial obligations with us. We periodically evaluate the loan portfolio for risk grading, which can result in changes in our allowance. The amount of future losses is affected by changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed the allowance for estimated loan losses. Although we believe that our allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. If actual losses exceed the estimate, the excess losses could adversely affect our net income and capital. Such excess could also lead to larger allowances for loan losses in future periods, which could in turn adversely affect new income and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate, or if the performance of our loan portfolio deteriorates, future losses may occur, and increases in the allowance may be necessary, either of which would have a negative effect on our financial condition and results of operations.

Additionally, federal banking regulators, as part of their supervisory function, periodically review the adequacy of our allowance for estimated loan losses. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our financial condition and results of operations.

Our use of appraisals in deciding whether to make a loan secured by real property does not ensure the value of the real property collateral.

In considering whether to make a loan secured by real property, we generally require an appraisal. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.

Any expansion into new markets or new lines of business might not be successful.

As part of our ongoing strategic plan, we may consider expansion into new geographic markets. Such expansion might take the form of the establishment of de novo branches or the acquisition of existing banks or bank branches. There are considerable costs associated with opening new branches, and new branches generally do not generate sufficient revenues to offset costs until they have been in operation for some time. Additionally, we may consider expansion into new lines of business through the acquisition of third parties or organic growth and development. There are substantial risks associated with such efforts, including risks that (i) revenues from such activities might not be sufficient to offset the development, compliance, and other implementation costs, (ii) competing products and services and shifting market preferences might affect the profitability of such activities, and (iii) our internal controls might be inadequate to manage the risks associated with new activities. Furthermore, it is possible that our unfamiliarity with new markets or lines of business might adversely affect the success of such actions. If any such expansions into new geographic or product markets are not successful, there could be an adverse effect on our financial condition and results of operations.

We have incurred, and expect to continue incurring, substantial expenses related to our recent acquisitions.

We have incurred, and expect to continue incurring, substantial expenses in connection with completing our recent acquisitions and integrating the operations of the acquired businesses with our operations. There are a number of factors beyond our control that could affect the total amount or the timing of our transaction and integration expenses, and such expenses may exceed our initial projections. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with our recent acquisitions could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the acquired businesses following the completion of our recent acquisitions.

Acquisitions may disrupt our business and dilute stockholder value, and integrating acquired companies may be more difficult, costly, or time-consuming than we expect.

Our business strategy focuses on both organic growth and growth through acquisitions of financial institutions located in the southeastern United States. Our pursuit of acquisitions may disrupt our business, and common stock that we issue as merger consideration may have the effect of diluting the value of your investment. In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions, including our acquisition of a controlling interest in CBI on August 29, 2014 and our acquisition of United on December 15, 2014. We anticipate that the integration of CBI, United and other businesses that we acquire in the future may be a time-consuming and expensive process, even if the integration process is effectively planned and implemented.

In addition, our acquisition activities could be material to our business and involve a number of significant risks, including the following:

•	incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or the assets and liabilities that we seek to acquire;

•	exposure to potential asset quality issues of the target company;

•	intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than we do;

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits of the acquisition;

•	incurring time and expense required to integrate the operations and personnel of the combined businesses;

•	inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with customers and employees;

•	experiencing higher operating expenses relative to operating income from the new operations;

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers;

•	significant problems relating to the conversion of the financial and customer data of the entity;

•	integration of acquired customers into our financial and customer product systems;

•	potential changes in banking or tax laws or regulations that may affect the target company; or

•	risks of impairment to goodwill or other-than-temporary impairment of investment securities.

If difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions might not occur. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to move their business to other financial institutions. Failure to successfully integrate businesses that we acquire could have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition, and results of operation.

Our liquidity needs might adversely affect our financial condition and results of operations.

The primary sources of funds for NBC and ULB are customer deposits and loan repayments. Loan repayments are subject to the credit risks described above. In addition, deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. Therefore, NBC and ULB may be required to rely from time to time on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or support growth. NBC and ULB have lines of credit in place with the Federal Home Loan Bank of Atlanta and correspondent banks that we believe are adequate to meet the Banks’ liquidity needs. However, there can be no assurance that these arrangements will be sufficient to meet future liquidity needs, particularly if loan demand grows faster than anticipated.

As a bank holding company, the sources of funds available to us are limited.

Any future constraints on liquidity at the holding company level could impair our ability to declare and pay dividends on our common stock. In some instances, notice to, or approval from, the Federal Reserve may be required prior to our declaration or payment of dividends. Further, our operations are primarily conducted by our subsidiary Banks, which are subject to significant regulation. Federal and state banking laws restrict the payment of dividends by banks to their holding companies, and NBC and ULB will be subject to these restrictions in paying dividends to us. Because our ability to receive dividends or loans from NBC and ULB is restricted, our ability to pay dividends to our stockholders is also restricted. As of December 31, 2014, NBC and ULB each had a negative retained earnings balance, and, accordingly, each Bank is prohibited from paying dividends on its common stock to us without the approval of the OCC, in the case of NBC, and the FOFR and the Federal Reserve, in the case of ULB. We expect that the consolidation of ULB and NBC will occur on or about February 28, 2015 and that NBC will have a positive retained earnings balance in the first half of 2015. However, even after NBC has a positive retained earnings balance, its ability to pay dividends on its common stock to us without OCC approval is limited by banking laws to its retained net income available to holders of its common stock to date for the then current fiscal year, plus retained net income from the prior two fiscal years.

Additionally, the right of a bank holding company to participate in the assets of its subsidiary bank in the event of a bank-level liquidation or reorganization is subject to the claims of the bank’s creditors, including depositors, which take priority, except to the extent that the holding company may be a creditor with a recognized claim.

Our largest loan relationships currently make up a material percentage of our total loan portfolio.

As of December 31, 2014, our ten largest loan relationships totaled over $61.6 million in loan exposure, or 6.9% of the total loan portfolio. The concentration risk associated with having a small number of extremely large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Several of our large depositors have relationships with each other, which creates a higher risk that one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

As of December 31, 2014, our ten largest non-brokered depositors accounted for $183.6 million in deposits, or approximately 18.9% of our total deposits. Further, our non-brokered deposit account balance was $922.1 million, or approximately 95.0% of our total deposits, as of December 31, 2014. Several of our large depositors have business, family, or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Our factoring services are concentrated in the transportation and automotive parts and services industry, and economic conditions or other factors negatively impacting the transportation and automotive parts and services industry could adversely affect our factoring business.

Factoring for transportation and automotive parts and services businesses constituted approximately 95% of our total factoring business as of December 31, 2014, calculated based on the gross purchases of invoices from such businesses compared to our total gross purchases of factored receivables for December. Given the concentration of our factoring business in the transportation and automotive parts and services industry, economic conditions or other factors that negatively impact this industry could impact our factoring revenues, as the revenues that we earn from purchasing invoices are directly correlated with the amount of revenue generated by our factoring clients (i.e., the volume of transportation and automotive parts and services invoices that they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. The operations of a large number of our factoring clients are susceptible to changing economic conditions in the energy industry. For example, fluctuations in prices of oil and diesel fuel may affect demand for transportation services, which may in turn affect the ability of such factoring clients to satisfy their obligations to us. Additionally, the factoring industry may not continue its historical growth, and we may face increased competition. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share. Any of these events could adversely impact the returns that we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our financial condition and results of operations.

Additional regulations and rulemaking impacting the transportation industry may have a disproportionate impact on the small to mid-sized trucking businesses that comprise our primary transportation factoring clients and adversely affect our factoring business.

Our primary transportation factoring clients are small to mid-sized owner-operators and trucking fleets. Recently implemented federal regulations, and regulations proposed to be implemented in the future, may significantly increase the costs and expenses associated with owning or operating a trucking fleet. These regulations include rulemaking proposed by the Federal Motor Carrier Safety Administration of the United States Department of Transportation, or FMCSA, under the Compliance, Safety, Accountability, or CSA, initiative, maximum hours of service limitations imposed by the FMCSA, electronic log requirements, regulations proposed by the federal Food and Drug Administration, or FDA, requiring increased labeling and monitoring by carriers of any commodity transported that is regulated by the FDA, and proposed increases in the amount of combined single limit liability insurance coverage required of a carrier from $750,000 to $3.2 million. The costs and burdens of compliance with these requirements will have a disproportionate impact on the small to mid-sized trucking businesses that comprise our client base and may force some or all of these businesses out of the market. Such an occurrence could adversely impact the returns we realize on our factoring activity or result in a decrease in the overall amount of our factoring activity and could have an adverse effect on our business, financial condition, and results of operations.

Our asset-based lending and factoring products may expose us to an increased risk of fraud.

We rely on the structural features embedded in our asset-based lending and factoring products to mitigate the credit risk associated with such products. With respect to our asset-based loans, we limit our lending to a percentage of the customer’s borrowing base assets that we believe can be readily liquidated in the event of financial distress of the borrower. With respect to our factoring products, we purchase the underlying invoices of our customers and become the direct payee under such invoices, thus transferring the credit risk in such transactions from our customers to the underlying account debtors on such invoices. In the event that one or more of our customers fraudulently represents the existence or valuation of borrowing base assets in the case of an asset-based loan, or the existence or validity of an invoice that we purchase in the case of a factoring transaction, we may advance more funds to such customer than we otherwise would and lose the benefit of the structural protections of our products with respect to such advances. In such event, we could be exposed to material additional losses with respect to such loans or factoring products. Although we believe that we have controls in place to monitor and detect fraud with respect to our asset-based lending and factoring products, there is no guarantee that such controls will be effective. We have experienced fraud with respect to these products in the past, and we anticipate that we will experience such fraud in the future. Losses from such fraudulent activity could have a material adverse impact on our financial condition and results of operations.

We may not be able to adequately measure and limit the credit risk associated with our loan portfolio, which could adversely affect our profitability.

As a part of the products and services that we offer, we make commercial and commercial real estate loans. The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions, and general economic conditions. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting our market for products and services, and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have an adverse effect on our business, financial condition, and results of operations.

We operate in a highly competitive industry and face significant competition from other financial institutions and financial services providers, which may decrease our growth or profits.

Consumer and commercial banking are highly competitive industries. Our market areas contain not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, as well as savings and loan associations, savings banks, and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds, and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in our market areas and greater ties to local businesses and more expansive banking relationships, as well as more established depositor bases, fewer regulatory constraints, and lower cost structures than we do. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, to conduct more extensive promotional and advertising campaigns, or to operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than we can offer. For example, in the current low interest rate environment, competitors with lower costs of capital may solicit our customers to refinance their loans with a lower interest rate. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Technology has lowered barriers to entry and made it possible for banks to compete in our market areas without a retail footprint by offering competitive rates, and for non-banks to offer products and services traditionally provided by banks.

The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking.

Our ability to compete successfully depends on a number of factors, including:

•	our ability to develop, maintain, and build upon long-term customer relationships based on quality service and high ethical standards;

•	our ability to attract and retain qualified employees to operate our business effectively;

•	our ability to expand our market position;

•	the scope, relevance, and pricing of products and services that we offer to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition, and results of operations.

As a community bank, our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

As a community banking institution, we have lower lending limits and different lending risks than certain of our larger, more diversified competitors.

We are a community banking institution that provides banking services to the local communities in the market areas in which we operate. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to individuals and to small to medium-sized businesses, which may expose us to greater lending risks than those of banks that lend to larger, better-capitalized businesses with longer operating histories. In addition, our legally mandated lending limits are lower than those of certain of our competitors that have more capital than we do. These lower lending limits may discourage borrowers with lending needs that exceed our limits from doing business with us. We may try to serve such borrowers by selling loan participations to other financial institutions; however, this strategy may not succeed.

Our financial projections are based upon numerous assumptions about future events, and our actual financial performance may differ materially from our projections if our assumptions are inaccurate.

If the communities in which we operate do not grow, or if the prevailing economic conditions locally or nationally are less favorable than we have assumed, then our ability to reduce our non-performing loans and other real estate owned portfolios and to implement our business strategies may be adversely affected, and our actual financial performance may be materially different from our projections.

Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas even if they do occur. If our senior management team is unable to provide the effective leadership necessary to implement our strategic plan, including the successful integration of United and ULB, our actual financial performance may be materially adversely different from our projections. Additionally, to the extent that any component of our strategic plan requires regulatory approval, if we are unable to obtain necessary approval, we will be unable to completely implement our strategy, which may adversely affect our actual financial results. Our inability to successfully implement our strategic plan could adversely affect the price of our common stock.

Our recent acquisitions of CBI and United may make it difficult for investors to evaluate our business, financial condition, and results of operations, and also impair our ability to accurately forecast our future performance.

We acquired a controlling interest in CBI on August 29, 2014 and completed the acquisition of United on December 15, 2014. As of December 31, 2014, the combined assets of CBI and United constituted approximately 29.4% of our total consolidated assets. Our limited history operating these businesses and the lack of combined historical financial information may not provide an adequate basis for investors to evaluate our business, financial condition, and results of operations, or to assess trends that may be affecting the businesses that we have acquired, or our business as a whole. Our future operating results depend upon a number of factors, including our ability to integrate these acquisitions, manage our growth, retain the customer base of each of NCC, CBI, and United, and successfully identify and respond to emerging trends affecting our primary product lines and markets. As a result of these uncertainties, predictions about our future financial performance may not be as accurate as they would be if we had a longer operating history.

Because our business success depends significantly on key management personnel, the departure of such personnel could impair operations.

We depend heavily upon our senior management team. The loss of the services of a member of our senior management team, or an inability to attract other experienced banking personnel, could adversely affect our business. Some of these adverse effects could include the loss of personal contacts with existing or potential customers, as well as the loss of special technical knowledge, experience, and skills of such individuals who are responsible for our operations.

We may be adversely affected by the lack of soundness of other financial institutions or market utilities.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions or market utilities, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor, and counterparty confidence, and could lead to losses or defaults by us or by other institutions.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting, and reputation could be negatively affected if we rely on materially misleading, false, inaccurate, or fraudulent information.

We are subject to environmental risk in our lending activities.

Because a significant portion of our loan portfolio is secured by real property, we may foreclose upon and take title to such property in the ordinary course of business. If hazardous substances are found on such property, we could be liable for remediation costs, as well as for personal injury and property damage. Environmental laws might require us to incur substantial expenses, materially reduce the property’s value, or limit our ability to use or sell the property. Although management has policies requiring environmental reviews before loans secured by real property are made and before foreclosure is commenced, it is still possible that environmental risks might not be detected and that the associated costs might have a material adverse effect on our financial condition and results of operations.

We continually encounter technological change and may have fewer resources than our competitors to continue to invest in technological improvements.

The banking and financial services industries are undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to enhancing the level of service provided to customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that enhance customer convenience and create additional efficiencies in operations. Many of our competitors have greater resources to invest in technological improvements, and we may not be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete.

Our information systems may experience a failure or interruption.

We rely heavily on communications and information systems to conduct our business. Any failure or interruption in the operation of these systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending, or other functions. While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We use information technology in our operations and offer online banking services to our customers, and unauthorized access to our or our customers’ confidential or proprietary information as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. We are under continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, or other security failures. In addition, our customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, and our customers’ devices, may become the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ confidential, proprietary, and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage, or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential liability to clients, reputational damage, damage to our competitive position, and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

We are dependent upon outside third parties for the processing and handling of our records and data.

We rely on software developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio accounting. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of customer data. In addition, we maintain, or contract with third parties to maintain, daily backups of key processing outputs in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct business or process transactions, or incur damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such a disruption or breach of security may have a material adverse effect on our business.

The internal controls that we have implemented in order to mitigate risks inherent to the business of banking might fail or be circumvented.

Management regularly reviews and updates our internal controls and procedures that are designed to manage the various risks in our business, including credit risk, operational risk, and interest rate risk. No system of controls, however well-designed and operated, can provide absolute assurance that the objectives of the system will be met. If there were a failure of such a system, or if a system were circumvented, there could be a material adverse effect on our financial condition and results of operations.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board or the Securities and Exchange Commission, or the SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

Adverse weather or manmade events could negatively affect our core markets or disrupt our operations, which could have an adverse effect upon our business and results of operations.

Our market areas are susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events, and related flooding and wind damage, and manmade disasters, such as the 2010 oil spill in the Gulf of Mexico. These natural disasters could negatively impact regional economic conditions; cause a decline in the value or destruction of mortgaged properties and increase the risk of delinquencies, foreclosures, or loss on loans originated by us; damage our banking facilities and offices; and negatively impact our growth strategy. Such weather events could disrupt operations, result in damage to properties, and negatively affect the local economies in the markets where we operate. We cannot predict whether or to what extent damage that may be caused by future weather or manmade events will affect our operations or the economies in our current or future market areas, but such events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans, and an increase in delinquencies, foreclosures, or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of natural or manmade disasters. Further, severe weather, natural disasters, acts of war or terrorism, and other external events could adversely affect us in a number of ways, including an increase in delinquencies, bankruptcies, or defaults that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. Such risks could also impair the value of collateral securing loans and hurt our deposit base.

We are or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of our business involve substantial risk of legal liability. We have been named or threatened to be named as defendants in various lawsuits arising from our business activities (and in some cases from the activities of companies that we have acquired). In addition, from time to time, we are, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC, and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.

Risks Related to the Regulation of Our Industry

We are subject to extensive regulation in the conduct of our business, which imposes additional costs on us and adversely affects our profitability.

As a bank holding company, we are subject to federal regulation under the Bank Holding Company Act of 1956, as amended, or the BHCA, and the examination and reporting requirements of the Federal Reserve. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations. Banking regulations are primarily intended to protect depositors, deposit insurance funds, and the banking system as a whole, and not stockholders or other creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy, and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

We also may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with applicable laws and regulations, particularly as a result of regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively impact our financial condition and results of operations.

Changes in laws, government regulation, and monetary policy may have a material effect on our results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control. New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non-bank financial services industries, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings, and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Changes to statutes, regulations, or regulatory policies, including changes in their interpretation or implementation by regulators, could affect us in substantial and unpredictable ways. Such changes could, among other things, subject us to additional costs and lower revenues, limit the types of financial services and products that we may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs, and require a significant amount of management’s time and attention. Failure to comply with statutes, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, or reputational damage, each of which could have a material adverse effect on our business, financial condition, and results of operations.

Banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

The Banks are subject to supervision and regulation by banking agencies that periodically conduct examinations of our business, including compliance with laws and regulations – specifically, NBC is subject to examination by the OCC, and ULB is subject to examination by the FOFR and the Federal Reserve. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, any such banking agency was to determine that the financial condition, capital resources, allowance for loan losses, asset quality, earnings prospects, management, liquidity, or other aspects of our operations had become unsatisfactory, or that we or our management were in violation of any law or regulation, such banking agency may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers, or directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such a regulatory action, it could have a material adverse effect on our business, financial condition, and results of operations.

FDIC deposit insurance assessments may continue to materially increase in the future, which would have an adverse effect on earnings.

As member institutions of the Federal Deposit Insurance Corporation, or the FDIC, NBC and ULB are assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. The FDIC has adopted a Deposit Insurance Fund, or DIF, Restoration Plan, which requires the DIF to attain a 1.35% reserve ratio by September 30, 2020. As a result of this requirement, NBC and ULB could be required to pay significantly higher premiums or additional special assessments that would adversely affect their earnings, thereby reducing the availability of funds to pay dividends to NCC.

We are subject to certain capital requirements by regulators.

Applicable regulations require us to maintain specific capital standards in relation to the respective credit risks of our assets and off-balance sheet exposures. Various components of these requirements are subject to qualitative judgments by regulators. We maintain a “well capitalized” status under the current regulatory framework. Our failure to maintain a “well capitalized” status could affect our customers’ confidence in us, which could adversely affect our ability to do business. In addition, failure to maintain such status could also result in restrictions imposed by our regulators on our growth and other activities. Any such effect on customers or restrictions by our regulators could have a material adverse effect on our financial condition and results of operations.

We may need to raise additional capital in the future, including as a result of potential increased minimum capital thresholds established by regulators, but that capital may not be available when it is needed or may be dilutive to stockholders.

We are required by federal and state regulatory authorities to maintain adequate capital levels to support our operations. New regulations implementing minimum capital standards could require financial institutions to maintain higher minimum capital ratios and may place a greater emphasis on common equity as a component of “Tier 1 capital,” which consists generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. In order to support our operations and comply with regulatory standards, we may need to raise capital in the future. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, on our financial performance, and on our successful integration of United and ULB and the operations of NBC and ULB. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on favorable terms. The capital and credit markets have experienced significant volatility in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If we cannot raise additional capital when needed, our financial condition and results of operations may be adversely affected, and our banking regulators may subject us to regulatory enforcement action, including receivership. Furthermore, our issuance of additional shares of our common stock could dilute the economic ownership interest of our stockholders.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, or CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

We are subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by us with respect to these laws could result in significant liability.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, Consumer Financial Protection Bureau, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy, or economy of the United States. If our policies, procedures, and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

Risks Related to Our Common Stock

An active, liquid market for our common stock may not develop or be sustained, which may impair your ability to sell your shares.

There is currently no public market for our common stock. We have applied for listing of our common stock on the NASDAQ Global Select Market, but we cannot provide any assurance that our application will be accepted, or that if accepted, an active, liquid trading market for our common stock will develop. If an active trading market does not develop, you may not be able to sell your shares at the volume, prices, and times desired.

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volumes, prices, and times desired.

The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:

•	actual or anticipated fluctuations in our operating results, financial condition, or asset quality;

•	market conditions in the broader stock market in general, or in our industry in particular;

•	publication of research reports about us, our competitors, or the bank and non-bank financial services industries generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	future issuances of our common stock or other securities;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving our competitors or us;

•	additions or departures of key personnel;

•	trades of large blocks of our stock;

•	economic and political conditions or events;

•	regulatory developments; and

•	other news, announcements, or disclosures (whether by us or others) related to us, our competitors, our core markets, or the bank and non-bank financial services industries.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

We have not historically paid dividends to our stockholders and cannot guarantee that we will pay dividends to our stockholders in the future.

The holders of our common stock will receive dividends if and when declared by our board of directors out of legally available funds. Our board of directors has not declared a dividend on our common stock since our inception. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant.

Our principal business operations are conducted through NBC and ULB and will be conducted exclusively through NBC following the completion of its merger with ULB. Cash available to pay dividends to our stockholders is derived primarily, if not entirely, from dividends paid by our Banks to us. After the merger, the ability of NBC to pay dividends to us, as well as our ability to pay dividends to our stockholders, will continue to be subject to, and limited by, certain legal and regulatory restrictions. As of December 31, 2014, both NBC and ULB had a negative retained earnings balance and are therefore currently prohibited from paying any dividends on their common stock without the approval of the OCC, in the case of NBC, and the FOFR and the Federal Reserve, in the case of ULB. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than the regulatory requirements.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

If our existing stockholders sell substantial amounts of our common stock in a short period of time, the market price of our common stock could decrease significantly. The perception among potential investors that our existing stockholders might sell shares of common stock could also depress our market price. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities and could result in a decline in the value of the shares of our common stock.

A future issuance of stock could dilute the value of our common stock.

At a special meeting of our stockholders held on February 18, 2015, our existing stockholders approved a proposal to amend our certificate of incorporation to increase the number of shares of our common stock that we may issue to 30,000,000, and we have filed a registration statement with the SEC for a proposed initial public offering of our common stock. As of February 17, 2015, 7,541,541 shares of our common stock were issued and outstanding. Those shares outstanding do not include the potential issuance, as of February 17, 2015, of 322,086 shares of our common stock subject to issuance upon exercise of outstanding stock options under the National Commerce Corporation 2011 Equity Incentive Plan (the “Incentive Plan”) and the United Group Banking Company of Florida, Inc. Officers’ and Employees’ Stock Option Plan (the “United Option Plan”), 149,278 shares of our common stock potentially issuable pursuant to outstanding performance awards under the Incentive Plan (based on projections of the earned percentages of outstanding performance awards as of such date), or 118,722 additional shares of our common stock that were reserved for issuance under the Incentive Plan. Future issuance of any new shares could cause further dilution in the value of our outstanding shares of common stock.

Our directors and executive officers beneficially own a significant portion of our common stock and have substantial influence over us.

Our directors and executive officers, as a group, beneficially owned approximately 31.1% of our outstanding common stock as of February 17, 2015. As a result of this level of ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

Shares of our common stock are not insured deposits and may lose value.

Shares of our common stock are not savings or deposit accounts and are not insured by the FDIC’s DIF, or any other agency or private entity. Such shares are subject to investment risk, including the possible loss of some or all of the value of your investment.

The laws that regulate our operations are designed for the protection of depositors and the public, not our stockholders.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the FDIC’s DIF and not for the purpose of protecting stockholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

We have the ability to incur debt and pledge our assets, including our stock in NBC and ULB, to secure that debt.

We have the ability to incur debt and pledge our assets to secure that debt. Absent special and unusual circumstances, a holder of indebtedness for borrowed money has rights that are superior to those of holders of common stock. For example, interest must be paid to the lender before dividends can be paid to the stockholders, and loans must be paid off before any assets can be distributed to stockholders if we were to liquidate. Furthermore, we would have to make principal and interest payments on our indebtedness, which could reduce our profitability or result in net losses on a consolidated basis.

We are an emerging growth company under the JOBS Act, and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company under the JOBS Act, and we therefore are permitted to, and we intend to, take advantage of exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the completion of our merger with United (December 31, 2019); (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed a “large accelerated filer,” as defined under the federal securities laws. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters, such as “say on pay” and “say on frequency.” As a result, our stockholders may not have access to certain information that they may deem important. Although we intend to rely on certain of the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have determined to opt out of such extended transition period, and, as a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised financial accounting standards is irrevocable.

We cannot predict whether investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of these choices, there may be a less active trading market for our common stock, and our stock price may be more volatile.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an emerging growth company under the JOBS Act.

Since October 28, 2014, we have been required to comply with the regulatory and reporting requirements of the SEC. Complying with these reporting and other regulatory requirements is time consuming, results in increased costs to us, and could have a material adverse effect on our business, financial condition, and results of operations.

As a public company, we are subject to the requirements of the Exchange Act and the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we must commit significant resources and management oversight. We continue to implement procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also requires us to commit additional management, operational, and financial resources to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

As an emerging growth company under the JOBS Act, we are permitted to, and intend to, take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

When these exemptions cease to apply, we expect to incur additional expenses and to devote increased management effort toward ensuring compliance with these reporting requirements. Although we could remain an emerging growth company for nearly five more years, we may cease to be an emerging growth company earlier under certain circumstances. See “– We are an emerging growth company under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.” for additional information on when we may cease to be an emerging growth company. We cannot predict or estimate the amount of additional costs that we may continue to incur as a result of being a public company or the timing of such costs.

Our internal controls over financial reporting may not be effective, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are not currently required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are, therefore, not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We will be required to comply with these rules upon ceasing to be an emerging growth company, as defined in the JOBS Act.

When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing, and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigations by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel. Any such action could negatively affect our results of operations and cash flows.

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult.

Certain provisions of our certificate of incorporation and our bylaws, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our stockholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•	empower our board of directors, without stockholder approval, to issue our preferred stock, the terms of which, including voting power, are set by our board of directors;

•	only permit our board of directors or the chairman of our board of directors to call a special stockholders’ meeting;

•	require at least 120 days’ advance notice of nominations for the election of directors and the presentation of stockholder proposals at meetings of stockholders; and

•	require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our stockholders might otherwise receive a premium over the market price of our shares.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our headquarters and the main office of NBC is located at 813 Shades Creek Parkway, Suite 100, Birmingham, Alabama 35209. Including the main office, NBC operates nine branches with drive-through and/or ATM service. The main office of ULB is located at 425 South U.S. Highway 17-92, Longwood, Florida 32750. Including its main office, ULB operates a total of five full-service banking offices with drive-through and/or ATM service, and it has received approval from applicable regulators to open a sixth branch, which it intends to open on February 27, 2015. The office of both CBI and Corporate Billing is 239 Johnson Street, S.E., Decatur, Alabama 35601.

The following table summarizes pertinent details of NBC’s and ULB’s main and banking offices, as well as CBI’s and Corporate Billing’s office, as of December 31, 2014:

Office Address	Owned/Leased	Square Footage
NATIONAL BANK OF COMMERCE

813 Shades Creek Parkway, Suite 100 Birmingham, AL 35209 (Main Office)	Leased	10,471

1919 Cahaba Road Birmingham, AL 35223	Leased	8,340

5 Inverness Center Parkway Birmingham, AL 35242	Owned	15,851

457 Magnolia Avenue Fairhope, AL 36532	Owned	6,008

1544 West 2nd Street, Suite 114 Gulf Shores, AL 36542	Leased	1,600

415 Meridian Street Huntsville, AL 35801	Owned	13,579

8153 Highway 72 West Madison, AL 35758	Owned	4,024

2443 Enterprise Drive Opelika, AL 36801	Owned	6,200

2145 Indian River Boulevard, Suite A Vero Beach, FL 32960	Leased	4,000

UNITED LEGACY BANK

425 South U.S. Highway 17-92 Longwood, FL 32750 (Main Office)	Owned	13,083

401 South Semoran Boulevard Winter Park, FL 32792	Leased	6,492

Office Address	Owned/Leased	Square Footage
3822 Edgewater Drive Orlando (College Park), FL 32804	Leased	2,146

997 West Broadway Street Oviedo, FL 32765	Owned	3,414

1631 N. John Young Parkway Kissimmee, FL 34741	Leased	2,420

1250 Lee Road* Winter Park, FL 32789	Leased	2,602

CBI / CORPORATE BILLING

239 Johnson Street, S.E. Decatur, Alabama 35601	Owned	8,500

*	Represents an approved but unopened branch of ULB. All required approvals and waivers required for opening a branch at this location have been received, and ULB has entered into a lease agreement for the property. ULB intends to open this branch on or about February 27, 2015.

We believe that our banking and non-banking offices are in good condition and are suitable to our needs.

Item 3.	Legal Proceedings.

We are subject to various pending and threatened litigation in the ordinary course of our business. Although it is not possible to determine at this point in time, based on consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material effect on our financial condition and results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

There is currently no established public trading market for shares of our common stock. We do not make a market in our securities, nor do we attempt to negotiate prices for trades of such securities. We have applied to have our common stock listed on the NASDAQ Global Select Market under the symbol “NCOM,” but there can be no assurance that our common stock will be listed, or that an active or liquid trading market for our common stock will develop or be sustained. As of February 17, 2015, there were approximately 893 registered holders of our common stock.

The following table sets forth, to the extent known by management based on information available to management, the high and low sales prices per share for the calendar quarter indicated. For quarters during which we are not aware of any sales of our common stock, neither high nor low prices are given.

	High	Low
2014
Fourth Quarter	$—	$—
Third Quarter	16.13	15.97
Second Quarter	15.97	15.75
First Quarter	—	—

2013
Fourth Quarter	$—	$—
Third Quarter	15.15	15.07
Second Quarter	15.07	15.07
First Quarter	14.98	14.98

The table above does not include (i) the June 2014 exercise of warrants to purchase an aggregate of 30,000 shares of our common stock by two of our directors at an exercise price of $20.00 per share or (ii) the sale of 163,485 shares of our common stock at $18.35 per share during July and August of 2014 in a private placement of NCC common stock in connection with our recent entry into the Vero Beach, Florida market area, which private placement was completed on August 8, 2014. No underwriting discounts were incurred or commissions paid in connection with the private placement. The Company relied on the exemptions from registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated pursuant thereto, for sales of securities to an unlimited number of “accredited investors,” based on the representations made to the Company by the investors as to their status as accredited investors. The Company used the proceeds of the private placement for general corporate purposes.

The last known privately negotiated trade of our common stock of which management is aware occurred on August 22, 2014, at a price of $16.13 per share.

Dividends

The holders of our common stock receive dividends if and when declared by our board of directors out of legally available funds. Our board of directors has not declared, and we have not paid, a dividend since our inception, and our board of directors does not expect to declare a dividend in 2015. Any future determination or change relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant.

We are subject to the Federal Reserve’s policies restricting bank holding companies from declaring or paying cash dividends. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if (i) its net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition, or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Our failure to do so could result in the Federal Reserve finding that we are operating in an unsafe and unsound manner.

Our ability to pay dividends is dependent on the ability of our Banks to pay dividends to us. As of December 31, 2014, NBC and ULB each had a negative retained earnings balance, and, accordingly, each Bank is prohibited from paying dividends on its common stock to us without the approval of the OCC, in the case of NBC, and the FOFR and the Federal Reserve, in the case of ULB. We expect that the consolidation of ULB and NBC will occur on or about February 28, 2015 and that NBC will have a positive retained earnings balance in the first half of 2015. However, even after NBC has a positive retained earnings balance, its ability to pay dividends on its common stock to us without OCC approval is limited by banking laws to its retained net income available to holders of its common stock to date for the then current fiscal year, plus retained net income from the prior two fiscal years.

Should the Banks be “significantly undercapitalized” under the applicable federal bank capital standards, or if one of the Banks is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, the FDIC may choose to require us to receive prior approval for any capital distribution from the Federal Reserve. In addition, the Banks generally are prohibited from making a capital distribution if it would cause them to be “undercapitalized” under applicable federal bank capital standards.

Item 6.	Selected Financial Data.

	SUMMARY CONSOLIDATED FINANCIAL DATA
	Twelve Months Ended
(Dollars in thousands, except per share information)	December 31,	December 31,	December 31,	December 31,
	2014	2013	2012	2011
Statement of Income Data
Interest income	$31,342	$23,312	$19,952	$17,006
Interest expense	2,869	2,613	3,280	3,560
Net interest income	28,473	20,699	16,672	13,446
Provision for loan losses	978	—	125	600
Gain (loss) on sale of securities	(33)	47	—	64
Other noninterest income (1)	5,065	5,255	4,665	2,401
Merger related expenses	662	257	—	—
Other noninterest expense (2)	22,791	19,428	18,084	14,600
Income before income taxes	9,074	6,316	3,128	711
Income tax expense	3,159	2,310	1,071	169
Net income before minority interest	5,915	4,006	2,057	542
Net income attributable to minority interest	512	—	—	—
Net income to common shareholders	5,403	4,006	2,057	542

Balance sheet (at period end)
Cash and cash equivalents	$123,435	$124,136	$171,287	$49,311
Securities available for sale	34,932	47,979	40,724	50,050
Mortgage loans held for sale	9,329	7,159	13,836	7,896
Acquired purchased credit impaired loans	9,077	—	—	—
Acquired non-purchased credit impaired loans	143,981	—	—	—
Nonacquired loans held for investment (3)	653,063	582,002	441,452	300,086
CBI loans (factoring receivables)	82,600	—	—	—
Total gross loans held for investment	888,721	582,002	441,452	300,086
Total intangibles	30,591	—	—	—
Total assets	1,138,426	791,781	693,359	426,380
Total deposits	971,060	678,031	580,294	324,578
Borrowings	22,000	22,000	24,695	17,031
Total liabilities	1,002,265	702,842	607,509	342,920
Minority interest	7,239	—	—	—
Common equity	75	5,730	5,730	5,730
Total shareholders equity	136,161	88,939	85,850	83,460
Tangible common equity	105,265	88,939	85,850	83,460

Selected Performance Ratios
Return on average assets (ROAA) (4)	0.66%	0.60%	0.38%	0.14%
Return on average equity (ROAE)	5.55	4.61	2.43	0.66
Return on average tangible common equity (ROATCE)	6.07	4.61	2.43	0.66
Net interest margin (NIM)	3.75	3.25	3.16	3.49
Efficiency ratio	69.93	75.85	84.75	92.13
Operating efficiency ratio (5)	67.96	74.86	84.75	92.13
Noninterest income / average assets	0.62	0.79	0.85	0.60
Noninterest expense / average assets	2.88	2.97	3.31	3.60
Yield on loans	4.68	4.37	4.94	5.95
Cost of deposits	0.35	0.38	0.58	0.93

Per Share Outstanding Data
Net earnings per share	$0.92	$0.70	$0.36	$0.11
Diluted net earnings per share	0.91	0.69	0.36	0.11
Common shares outstanding at year end	7,541,541	5,730,114	5,730,114	5,730,114
Weighted average diluted shares	5,960,199	5,764,285	5,740,400	5,153,945
Book value per share	18.05	15.52	14.98	14.57
Tangible book value per share	13.96	15.52	14.98	14.57

Nonperforming assets
Nonacquired
Nonaccrual loans	$2,276	$3,371	$244	$1,730
Other real estate and repossesed assets	823	845	95	905
Total nonacquired nonperforming assets	3,099	4,216	339	2,635
Acquired
Nonaccrual loans	2,589	—	—	—
Other real estate and repossesed assets	557	—	—	—
Total acquired nonperforming assets	3,146	—	—	—
Asset Quality Ratios
Nonperforming assets / Assets	0.55%	0.53%	0.05%	0.62%
Nonperforming assets / Loans + OREO	0.69	0.71	0.07	0.85
Nonacquired nonperforming assets / Nonacquired loans + nonacquired OREO	0.47	0.72	0.08	0.88
Net charge-offs (recoveries) to average loans	0.05	0.19	0.13	0.45
Allowance for loan losses to total loans	1.10	1.57	2.27	3.45
Allowance for loan losses to nonperforming loans	430.67	270.51	4,106.56	597.86
Allowance for loan losses to nonacquired loans (3)	1.50	1.57	2.27	3.45

Capital ratios (at period end)
Tier 1 Leverage Ratio	10.68%	12.18%	12.42%	18.00%
Tier 1 Common Capital Ratio	10.66	14.58	17.60	25.35
Tier 1 Risk-based Capital Ratio	10.66	14.58	17.60	25.35
Total Risk Based Capital Ratio	11.75	15.83	18.86	26.63
Equity / Assets	11.96	11.23	12.38	19.57
Tangible common equity to tangible assets	9.50	11.23	12.38	19.57

Composition of Loans Held for Investment
Owner occupied CRE	$132,126	$71,790	$48,829	$35,636
Non owner occupied CRE	198,658	146,509	108,405	67,191
C&I	113,788	102,286	91,337	41,904
Factored Receivables	82,600	—	—	—
C&D	83,663	58,372	36,267	45,569
1-4 family	221,222	162,091	128,103	81,420
Multifamily	23,420	22,316	17,637	22,020
Consumer and other	33,244	18,638	10,874	6,346

Deposit Composition
Demand	$217,643	$128,837	$67,040	$51,218
NOW	154,816	107,060	96,514	49,244
Money market and savings	392,394	304,071	277,342	153,985
Retail time	74,367	15,979	20,766	27,195
Jumbo time (6)	131,840	122,084	118,632	42,936

Mortgage Metrics
Total production ($)	207,269	246,649	212,128	72,871

(1)	Excludes securities gains (losses)
(2)	Excludes merger related expenses
(3)	Excludes CBI loans
(4)	Net income to common shareholders / average assets
(5)	Excludes merger related expenses
(6)	Jumbo time deposits defined as time deposits greater than $100,000

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our selected historical consolidated financial and other data are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include tangible common equity, return on average tangible common equity, efficiency ratio, operating efficiency ratio, tangible book value per share, and tangible common equity to tangible assets. Our management uses these non-GAAP financial measures in its analysis of our performance:

•	“Tangible common equity” is total shareholders’ equity less goodwill, other intangible assets and minority interest not included in intangible assets.
•	“Return on average tangible common equity,” or ROATCE, is defined as net income available to common shareholders divided by average tangible common equity.
•	“Efficiency ratio” is defined as noninterest expense divided by our operating revenue (which is equal to net interest income plus noninterest income) excluding one-time gains and losses on sales of securities. This measure is important to investors looking for a measure of efficiency in our productivity measured by the amount of revenue generated for each dollar spent.
•	“Operating efficiency ratio” is defined as noninterest expense divided by our operating revenue, excluding one-time gains and losses on sales of securities and one-time gains and expenses related to merger and acquisition-related activities. This measure is important to investors looking for a measure of efficiency in our productivity measured by the amount of revenue generated for each dollar spent.
•	“Tangible book value per share” is defined as tangible common equity divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets.
•	“Tangible common equity to tangible assets” is defined as the ratio of shareholders’ equity less goodwill, other intangible assets and minority interest not included in intangible assets, divided by total assets less goodwill and other intangible assets. We believe that this measure is important to many investors in the marketplace who are interested in relative changes from period-to period in equity and total assets, each exclusive of changes in intangible assets.

We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that our non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use. The following reconciliation table provides a more detailed analysis of these non-GAAP financial measures:

	NON-GAAP RECONCILIATION
	For the Twelve Months Ended
	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2014	2013	2012	2011
Total shareholders equity	$136,161	$88,939	$85,850	$83,460
Less: Intangible assets	30,591	—	—	—
Less: minority interest not included in intangible assets	305	—	—	—

Tangible common equity	$105,265	$88,939	$85,850	$83,460

Common shares outstanding at year or period end	7,541,541	5,730,114	5,730,114	5,730,114

Tangible book value per share	$13.96	$15.52	$14.98	$14.57

Total assets at end of period	$1,138,426	$791,781	$693,359	$426,380
Less: Intangible assets	30,591	—	—	—

Adjusted total assets at end of period	1,107,835	791,781	693,359	426,380

Tangible common equity to tangible assets	9.50%	11.23%	12.38%	19.57%

Total average shareholders equity	97,326	86,969	84,782	81,917
Less: Average intangible assets	8,244	—	—	—

Less: average minority interest not included in intangible assets	136	—	—	—

Average tangible common equity	$88,946	$86,969	$84,782	$81,917
Net income to common shareholders	5,403	4,006	2,057	542

Return on average tangible common equity (ROATCE)	6.07%	4.61%	2.43%	0.66%

Efficiency ratio:

Net interest income	$28,473	$20,699	$16,672	$13,446

Total noninterest income	5,032	5,302	4,665	2,465
Less: gain (loss) on sale of securities	(33)	47	—	64

Operating revenue	$33,538	$25,954	$21,337	$15,847

Expenses:
Total noninterest expenses	$23,453	$19,685	$18,084	$14,600

Efficiency ratio	69.93%	75.85%	84.75%	92.13%

Operating efficiency ratio:

Net interest income	$28,473	$20,699	$16,672	$13,446

Total noninterest income	5,032	5,302	4,665	2,465
Less: gain (loss) on sale of securities	(33)	47	—	64

Operating revenue	$33,538	$25,954	$21,337	$15,847

Expenses:
Total noninterest expenses	$23,453	$19,685	$18,084	$14,600
Less: merger expenses	662	257	—	—

Adjusted noninterest expenses	$22,791	$19,428	$18,084	$14,600

Operating efficiency ratio	67.96%	74.86%	84.75%	92.13%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto and other financial information appearing elsewhere in this document. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

The following discussion pertains to our historical results, on a consolidated basis. However, because we conduct all of our material business operations through our subsidiaries, the discussion and analysis relates to activities primarily conducted at the subsidiary level.

All dollar amounts in the tables in this section are in thousands of dollars, except per share data or when specifically identified.

Our Business

We are a bank holding company headquartered in Birmingham, Alabama. We operate two subsidiary banks – National Bank of Commerce (“NBC”) and United Legacy Bank (“ULB”; together with NBC, the “Banks”). We intend to consolidate United with NBC on or about February 28, 2015, although each of the ULB locations will continue to operate as “United Legacy Bank, a division of National Bank of Commerce.”

Through the Banks, we provide a broad array of financial services to businesses, business owners and professionals through eight full-service banking offices in Alabama (Birmingham, Huntsville, Auburn-Opelika, and Baldwin County) and six full-service banking offices in Central Florida (Longwood, Winter Park, Orlando, Oviedo, Kissimmee, and Vero Beach). ULB is scheduled to open an additional branch location in Winter Park, Florida on February 27, 2015. We also own a 70% equity interest in CBI Holding Company, LLC (“CBI”) which owns Corporate Billing, a transaction-based finance company operating a receivables factoring business headquartered in Decatur, Alabama, that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers throughout the United States and Canada.

2014 Acquisitions

CBI Holding Company, LLC

On August 29, 2014, we acquired, through our banking subsidiary NBC, 70% of the outstanding units of CBI, a transaction-based finance company operating a receivables factoring business headquartered in Decatur, Alabama. CBI now operates as a subsidiary of NBC. We have an option to purchase the remaining 30% equity interest for a price based on a multiple of CBI’s earnings. The option is exercisable at any time beginning on August 29, 2019, and expires on August 29, 2022. NBC paid $16.2 million in cash for the 70% equity interest in CBI. Our consolidated financial statements include all of the assets and liabilities of CBI as well as a minority interest representing the 30% equity interest that we have not purchased. As a result, at acquisition, we recorded $23.1 million of goodwill and a non-controlling interest of $6.9 million.

We marked the assets acquired and liabilities assumed to fair value based on information available, and these fair value adjustments are subject to change for up to one year after the closing date as additional information becomes available. Given an average life for CBI’s receivables of 35 to 40 days, the assets and liabilities of CBI are very short-term in nature, and the book value was deemed to be the fair value, with the exception of a $174 thousand discount on the purchased factored receivables, which was accreted into income during September 2014 in accordance with the average life of the related receivables.

United Group Banking Company of Florida, Inc.

On December 15, 2014, we completed our acquisition of United Group Banking Company of Florida, Inc. (“United”), a bank holding company headquartered in Longwood, Florida. At that time, United’s wholly owned non-banking subsidiary, RBCF Holdings Inc., became a wholly owned subsidiary of the Company. United’s wholly owned banking subsidiary, ULB, is expected to merge with and into NBC on or about February 28, 2015. After the merger, ULB will operate in the Orlando market as “United Legacy Bank, a division of National Bank of Commerce.” ULB has a total of five banking locations located in the greater Orlando area and is scheduled to open an additional branch location in the area on February 27, 2015.

Upon consummation of the acquisition, United was merged with and into NCC, with NCC as the surviving entity in the merger. United’s common shareholders received either 0.057794 shares of our common stock, or $1.30 in cash in exchange for each share of United’s common stock, or a combination stock and cash. The total amount of cash that we paid for cash elections was capped at $2,950,000 in the merger agreement (excluding any cash to be paid for fractional shares). We paid an aggregate of $2,953,884 in cash (including cash in lieu of fractional shares) and issued 1,617,027 shares of our common stock. The aggregate estimated value of the consideration paid was $33.3 million. We recorded $5.7 million of goodwill and a core deposit intangible asset of $1.8 million.

We marked United’s assets and liabilities to fair value based on information available, and these fair value adjustments are subject to change for up to one year after the closing date as additional information becomes available. We acquired approximately $233.2 million in assets at fair value from United and added five banking centers with approximately $149.9 million in loans and approximately $200.5 million in deposits.

Additional information regarding the CBI acquisition and the United merger is included in Note 2, “Business Combinations,” of the Notes to Consolidated Financial Statements provided herein.

Overview of 2014 Results

Our net income was $5.4 million in 2014, compared with $4.0 million in 2013. The largest contributing factors leading to the increase in the 2014 net income and other highlights include the following:

•	Average loans outstanding in 2014 were $629 million, approximately 29% higher than $486 million in average loans outstanding in 2013. The higher loan balance led to an increase in net interest income from $20.7 million in 2013 to $28.5 million in 2014.

•	Loan yields in 2014 averaged 4.68%, compared to 4.37% for 2013, and interest-bearing liability costs of 0.51% were 0.04% lower than 0.55% in 2013. As a result, our net interest spread increased from 3.13% to 3.63%. Average non-interest bearing deposits grew from $94 million in 2013 to $150 million in 2014, which reduced our overall funding costs. The combination of the higher loan yields and lower funding costs led to an expansion in our net interest margin from 3.25% in 2013 to 3.75% in 2014.

•	The CBI acquisition closed on August 29, 2014, and, as a result, CBI’s income and expenses are included in our results for 2014 for the period beginning as of the date of the closing. CBI’s commercial factored receivables accounted for approximately $28.5 million of the increase in average loans outstanding for 2014, and CBI added approximately $4.2 million in net interest income (excluding the higher internal funding cost allocation used in management’s segment reporting) for the year, as compared to 2013. The higher yield earned on commercial factored receivables for the four months post-acquisition was the primary contributing factor to the increase in the overall loan yield for 2014. Included in net interest income for 2014 was discount accretion of $174 thousand related to factored receivables acquired in the CBI acquisition.

•	Our higher net interest income was partially offset by higher operating expenses, which grew to $23.5 million in 2014 from $19.7 million in 2013. The largest category of operating expense increase was salaries and employee benefits, partially reflecting our expansion as well as the addition of the CBI operating expenses and employees for approximately four months of 2014.

•	During the third quarter of 2014, we sold 163,485 shares of common stock at $18.35 per share in connection with our entry into the Vero Beach, Florida market area. This sale was to accredited investors in the Vero Beach market area and was intended to help promote local support of our banking operations and business development efforts in that market.

•	On December 15, 2014, we closed the acquisition of United, and as result approximately two weeks of revenue and expense from United are included in our 2014 results. Additionally, the addition of United’s assets and liabilities to our balance sheet increased our loans, deposits, and assets held as of December 31, 2014 by approximately $150 million, $201 million, and $233 million, respectively, although the impact on average balances was limited due to the limited period of time in 2014 that United was part of NCC.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the Notes to Consolidated Financial Statements for the year ended December 31, 2014, which are contained elsewhere in this document. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes some of the more complex policies involving a significant degree of judgment about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by us may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses, and the impacts of local, regional, and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2014, which are included elsewhere in this document.

Investment Securities Impairment

We assess on a quarterly basis whether there have been any events or economic circumstances to indicate that a security with respect to which there is an unrealized loss is impaired on an other-than-temporary basis. In any instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and, for debt securities, external credit ratings and recent downgrades. Securities with respect to which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value. The credit portion of the impairment, if any, is recognized as a realized loss in current earnings.

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to a level at which it is “more likely than not” that the tax asset or benefit will be realized. Realization of tax benefits depends on having sufficient taxable income, available tax loss carrybacks or credits, the reversing of taxable temporary differences and/or tax planning strategies within the reversal period, and that current tax law allows for the realization of recorded tax benefits.

Business Combinations

Assets purchased and liabilities assumed in a business combination are recorded at their fair value. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities. On the date of acquisition, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. We must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield which will have a positive impact on interest income. In addition, purchased loans without evidence of credit deterioration are also handled under this method.

Comparison of Results of Operations for the years ended December 31, 2014, 2013, and 2012

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2014, 2013, and 2012.

Net Income

2014 vs. 2013

During the year ended December 31, 2014, our net income was $5.4 million, compared to $4.0 million for the year ended December 31, 2013, an increase of 34.9%. The primary reason for the increase in net income in 2014 compared to 2013 was an increase in net interest income, resulting from higher levels of loan balances and other earning assets, increased loan yields, and a resulting increase in net interest margin. The increased net interest income was partially offset by a reduction in non-interest income of $270 thousand, an increased loan loss provision expense of $978 thousand, and an increase in noninterest expense of $3.8 million during 2014. The largest reduction in non-interest income during

2014 was in revenue from the mortgage division. During the year ended December 31, 2014, mortgage origination and fee income totaled $3.8 million, compared to $4.0 million for year ended December 31, 2013, a reduction of 7.0%. Other non-interest expenses increased $3.7 million during the year ended December 31, 2014. Each category of non-interest expense increased as a result of the growth of our franchise in the markets in which we operate.

Net income also increased during the year ended December 31, 2014, compared to the year ended December 31, 2013, due to the acquisition of CBI on August 29, 2014. CBI contributed $4.2 million of net interest income and $741 thousand of net income during the year ended December 31, 2014. Included in net interest income for 2014 is discount accretion of $174 thousand related to factored receivables acquired in the CBI acquisition. (Note that this CBI net income contribution figure differs from that in our segment reporting because it does not include the funding cost allocation used in management’s segment reporting. See Note 17, “Segment Reporting,” in the Notes to Consolidated Financial Statements provided herein for additional information.) The United acquisition closed on December 15, 2014 and, consequently, did not have a material impact on our net income for 2014.

2013 vs. 2012

Net income for the year ended December 31, 2013 was $4.0 million, compared to $2.1 million for the year ended December 31, 2012. The primary reason for the increase in net income between 2013 and 2012 was an increase in net interest income. This increase was driven by higher loan balances and reduced interest expense on deposits and borrowings. Income from mortgage loan originations also contributed to the increase. Total mortgage originations and fee income totaled $4.0 million during 2013 compared to $3.3 million during 2012. The higher net interest income and other income was partially offset by an increase in salaries and benefits during 2013 compared to 2012.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest-earning assets and the interest paid on deposits and borrowed funds used to support our assets. Net interest income divided by average earning assets represents our net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest-earning assets, and the cost of interest-bearing liabilities. Our margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and our primary source of earnings.

The following table shows, for the periods indicated, the average balance of each principal category of our assets, liabilities, and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS & NET INTEREST ANALYSIS

For the Twelve Months Ended December 31,

(Dollars in thousands, except yields and rates)	2014			2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning assets
Loans	$629,040	$29,414	4.68%	$485,769	$21,241	4.37%	$356,081	$17,605	4.94%
Mortgage loans held for sale	9,696	410	4.23	11,285	419	3.71	12,662	435	3.44
Securities:
Taxable securities	41,111	1,178	2.87	48,221	1,330	2.76	45,824	1,482	3.23
Tax-exempt securities	4,518	268	5.93	3,453	213	6.17	4,686	290	6.19
Cash balances in other banks	75,099	183	0.24	88,075	206	0.23	108,573	261	0.24
Funds sold	—	—	0.00	51	—	0.00	53	—	0.00

Total interest earning assets	759,464	$31,453	4.14	636,854	$23,409	3.68	527,879	$20,073	3.80

Non-interest earning assets	56,241			26,208			18,611

Total assets	$815,705			$663,062			$546,490

Interest bearing liabilities
Interest bearing transactions accounts	$121,970	$331	0.27%	$98,379	$247	0.25%	$65,601	$179	0.27%
Savings & money market deposits	299,549	1,111	0.37	257,238	874	0.34	204,005	991	0.49
Time deposits	120,145	985	0.82	99,474	981	0.99	94,726	1,332	1.41
Federal Home Loan Bank & other borrowed money	22,007	442	2.01	23,781	511	2.15	29,712	778	2.62

Total interest-bearing liabilities	563,671	$2,869	0.51	478,872	$2,613	0.55	394,044	$3,280	0.83

Non-interest bearing deposits	150,034			93,883			65,254

Total funding sources	713,705			572,755			459,298
Non-interest bearing liabilities	4,674			3,338			2,410
Shareholders’ equity	97,326			86,969			84,782

	$815,705			$663,062			$546,490

Net interest rate spread			3.63%			3.13%			2.97%
Net interest income/margin (Taxable equivalent)		$28,584	3.76%		$20,796	3.27%		$16,793	3.18%
Tax equivalent adjustment		111			97			121

Net interest income/margin		$28,473	3.75%		$20,699	3.25%		$16,672	3.16%

Comparison of net interest income for the years ended December 31, 2014 and 2013

Net interest income increased $7.8 million, or 37.6%, to $28.5 million for the year ended December 31, 2014, compared to $20.7 million for 2013. The increase was due to an increase in interest income of $8.0 million, resulting from higher levels of loan volume, which was partially offset by a $256 thousand increase in interest expense. The increase in interest income was primarily due to a 29.5% increase in average loans outstanding during 2014 compared to 2013. The resulting net interest margin for 2014 rose to 3.75%, from 3.25% during 2013. The net interest margin in 2014 benefited from increased loan yields and volume and also an increase in non-interest bearing deposits. During 2014, non-interest bearing deposits averaged $150.0 million, compared to $93.4 million during 2013, an increase of $56.2 million, or 59.8%.

Interest-earning assets averaged $759.5 million for 2014, compared to $636.9 million for 2013, an increase of $122.6 million, or 19.3%. See additional information on growth in our loan portfolio for the periods presented beginning on page 53. The yield on average interest-earning assets increased 46 basis points to 4.14% during 2014, compared to 3.68% for 2013. The yield on earning assets increased primarily due to an increased yield on loans during 2014. During 2014, loan yields increased 31 basis points to 4.68%. The increase in loan yields was primarily due to the factored receivables purchased from and originated by CBI. These factored receivables are generally much higher yielding assets than our traditional loan portfolio. The yield on the factored receivables varies but is approximately 15%. CBI contributed average loan balances of $28.5 million for the year ended December 31, 2014.

Interest-bearing liabilities averaged $563.7 million for 2014, compared to $478.9 million for 2013, an increase of $84.8 million, or 17.7%. The average rate paid on interest-bearing liabilities was 0.51% for 2014, compared to 0.55% for 2013. Each category of deposits either experienced rate reductions or had rates remain virtually flat compared to 2013. We have benefited from the historically low interest rates and repriced time deposits at maturity at the lower current market rates, and we have also lowered rates on other deposit accounts to lower market rates where possible. The increase in average interest-bearing liabilities was partially offset by the rate reductions but overall resulted in slightly higher total interest expense for 2014.

Comparison of net interest income for the years ended December 31, 2013 and 2012

The previous table shows for the years ended December 31, 2013 and 2012 the average balances of each principal category of our assets, liabilities, and shareholders’ equity and the average yields on assets and average costs of liabilities.

Net interest income increased $4.0 million, or 24.2%, to $20.7 million for 2013 compared to $16.7 million for 2012. This increase was due to an increase in interest income of $3.4 million and a decrease in interest expense of $667 thousand. The resulting net interest margin for 2013 increased to 3.25% from 3.16% during 2012.

Interest-earning assets averaged $636.9 million for 2013, compared to $527.9 million for 2012, an increase of $109.0 million, or 20.6%. The primary reason for the increase in interest income was an increase in average loans. During 2013, average loans increased by $129.7 million compared to 2012. Although the average yield on loans during 2013 was 4.37%, compared to 4.94% during 2012, the substantial volume increase offset the yield reduction and led to an overall increase in interest income. The fifty-seven basis point reduction in loan yield was due to the lower loan rates on new loans compared to the average yield on the current loan portfolio. Another factor contributing to the increased interest income for 2013 was a change in the mix of interest-bearing assets. During 2013, average cash balances totaled $88.1 million, a decrease of $20.5 million compared to 2012. These balances were moved from cash to higher yielding loans, increasing total interest income.

Interest-bearing liabilities averaged $478.9 million for 2013, compared to $394.0 million for 2012, an increase of $84.8 million, or 21.5%. The average rate paid on interest-bearing liabilities was 0.55% for 2013, compared to 0.83% for 2012. Each category of deposits experienced rate reductions during 2013. We have benefited from the historically low interest rates and repriced time deposits at maturity at the lower current market rates, and we have also lowered rates on other deposit accounts to lower market rates. The increase in average interest-bearing liabilities was offset by the rate reductions resulting in lower total interest expense.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

For the Twelve Months Ended December 31,

(Dollars in thousands)	2014 vs. 2013			2013 vs. 2012
	Variance due to			Variance due to
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Interest earning assets
Loans	$6,616	$1,557	$8,173	$5,850	$(2,214)	$3,636
Mortgage loans held for sale	(63)	54	(9)	(49)	33	(16)
Securities:	—
Taxable securities	(202)	50	(152)	74	(226)	(152)
Tax-exempt securities	63	(8)	55	(76)	(1)	(77)
Cash balances in other banks	(32)	9	(23)	(48)	(7)	(55)

Total interest earning assets	6,382	1,662	8,044	5,751	(2,415)	3,336

Interest bearing liabilities
Interest bearing transactions accounts	$63	$21	$84	$83	$(15)	$68
Savings & money market deposits	152	85	237	223	(340)	(117)
Time deposits	184	(180)	4	64	(415)	(351)
Federal Home Loan Bank & other borrowed money	(37)	(32)	(69)	(140)	(127)	(267)

Total interest-bearing liabilities	362	(106)	256	230	(897)	(667)

Net interest income
Net interest income (Taxable equivalent)	$6,020	$1,768	$7,788	$5,521	$(1,518)	$4,003
Taxable equivalent adjustment	11	3	14	(6)	(18)	(24)

Net interest income	6,009	1,765	7,774	5,527	(1,500)	4,027

Provision for Loan Losses

During the year ended December 31, 2014, we recorded a provision for loan losses of $978 thousand related to our factored receivables and related risk of loss at CBI. The provision for loan losses for the years ended December 31, 2013 and 2012 was zero and $125 thousand, respectively. Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment, and an impairment is deemed necessary, the impaired portion of the loan amount is generally charged off. As of December 31, 2014, $873 thousand of our allowance is related to impaired loans.

Noninterest Income

In addition to net interest margin, we generate other types of recurring noninterest income from our operations. Our banking operations generate revenue from service charges and fees on deposit accounts. We have a mortgage division that generates revenue from originating and selling mortgages, and we have a revenue sharing relationship with a registered broker-dealer who has representatives located in some of our banking offices. In addition to these types of recurring noninterest income, the Banks own insurance on several key employees and record income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	As of December 31,
(Dollars in thousands)	2014	2013	2012
Service charges and fees on deposit accounts	$714	$630	$535
Mortgage origination and fee income	3,752	4,035	3,254
Income from bank owned life insurance	242	236	194
Wealth management fees	58	89	103
Gain on sale of other real estate	13	62	396
(Loss) gain on sale of investments	(33)	47	—
Other noninterest income	286	203	183

Total noninterest income	$5,032	$5,302	$4,665

Noninterest income for the years ended December 31, 2014 and 2013 was $5.0 million and $5.3 million, respectively. The primary reason for the decrease in noninterest income was lower revenue from the mortgage division. Mortgage division income decreased $283 thousand during 2014 and totaled $3.8 million for the year, as compared to $4.0 million during 2013. The 2013 period benefited from refinance activity associated with historically low mortgage rates. Although rates remained low during 2014, the volume of refinance activity was lower than prior periods since rates have been at low levels for a long period of time, resulting in fewer customers who had not already refinanced mortgages at lower rates. During the year ended December 31, 2013, refinance activity accounted for approximately 26.8% of production volume, compared to only approximately 17.5% during 2014. Service charges and fees on deposit accounts increased $84 thousand to $714 thousand for 2014. This increase was a result of an increase in number of deposit accounts as we continue to gain momentum and market share in our markets. During 2014, we recorded a loss of $33 thousand on the sale of an investment, and, during 2013, we recorded a gain of $47 thousand on the sale of an investment.

Noninterest income for the years ended December 31, 2013 and 2012 was $5.3 million and $4.7 million, respectively. The most significant increase in noninterest income was from the mortgage division. The mortgage division income increased $781 thousand during 2013 and totaled $4.0 million for the year, as compared to $3.3 million during 2012. This increase was due to the expansion of mortgage division in Birmingham and in the other markets that we serve. We increased originators and support staff in this division in 2013. Historically low interest rates and elevated refinancing activity during the years ended December 31, 2013 and 2012 bolstered the activity of the mortgage division. Service charges and fees on deposit accounts increased $95 thousand, to $630 thousand, for 2013 compared to 2012. This increase resulted from an increase in number of accounts as we gained momentum and market share in Birmingham and our newer markets. The income from bank owned life insurance increased slightly during 2013 due to a full year of income on an investment in bank owned life insurance made during 2012. During 2012, we recorded a gain on sale of other real estate of $396 thousand, and, during 2013, we recorded a $62 thousand gain from the sale of other real estate.

Noninterest expense

Our total noninterest expense increase reflects our continued growth, as well as the expansion of our operational framework, employee expansion, and facility expansion, as we build the foundation to support our recent and future growth. We believe that some of our overhead costs will reduce as a percentage of our revenue as we grow and gain operating leverage by spreading these costs over a larger revenue base.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	As of December 31,
(Dollars in thousands)	2014	2013	2012
Salaries and employee benefits	$13,379	$11,495	$9,942
Commission based compensation	2,080	1,948	1,645
Occupancy and equipment expense	1,944	1,727	1,733
Data processing expenses	1,169	845	675
Advertising and marketing expenses	344	194	137
Legal fees	685	320	388
FDIC insurance assessments	494	368	390
Accounting and audit expenses	508	362	304
Consulting and other professional expenses	270	189	246
Telecommunications expenses	275	269	266
Core deposit intangible amortization	18	—	—
Other noninterest expense	2,287	1,968	2,358

Total noninterest expense	$23,453	$19,685	$18,084

Noninterest expense for the years ended December 31, 2014 and 2013 was $23.4 million and $19.7 million, respectively. The largest components of noninterest expense were related to employee costs shown in the table above as salaries and employee benefits and commission based compensation. Salaries continue to increase as we expand our presence in the markets in which we operate. During April 2014, we opened a loan production office (converted to full service branch in November 2014) in Vero Beach, Florida, which contributed to the increase in salaries during 2014. Commission based compensation is directly related to mortgage loan origination activity and activity at CBI. Total commissions paid varies with mortgage lending volume and production activity at CBI. Commissions related to mortgage lending decreased in 2014 compared to 2013 due to lower mortgage lending revenue, but overall commissions were higher during 2014 due to commissions paid at CBI. Additionally, salaries and benefits for CBI’s employees were included for four months (following the August 29, 2014 acquisition) and ULB’s employees for 15 days (following the December 15, 2014 merger) during 2014, adding to the increased employee costs for the 2014 period. Legal fees and accounting and audit expense were higher in 2014 primarily due to merger-related activities and costs associated with our filings with the Securities and Exchange Commission and preparations for becoming a public reporting company. The changes in the other components of noninterest expense were due to the recent acquisition of CBI, the United merger and our overall asset expansion, facilities growth, and expanding geographic footprint.

Noninterest expense for the years ended December 31, 2013 and 2012 was $19.7 million and $18.1 million, respectively. Salaries and employee benefits totaled $11.5 million during 2013, compared to $9.9 million during 2012. The increase of $1.6 million was due to our continued expansion in the markets that we serve and related increases in personnel as we grow our franchise. The increase in commission based compensation of $303 thousand was due to increased revenue of the mortgage division, as a large component of the compensation in the mortgage division is tied to production. Other noninterest expense for 2012 includes $1.1 million of expense related to the early termination of our prior data processing contract. Under the terms of prior management’s contract with the former data processing provider, our system costs would have continued to increase significantly with our growth. We also identified an alternative provider that we believed would deliver a higher level of service. After a thorough analysis, we determined that an early termination of our contract with the former provider was in our best long-term interests, in spite of the termination costs. The changes in the other components of noninterest expense are due to our increasing asset size, facilities growth, and expanding geographic foot print.

Income Tax Provision

Income tax expense of $3.2 million, $2.3 million, and $1.1 million was recognized during the years ended December 31, 2014, 2013, and 2012, respectively. The increase in income tax expense during each year was due to an increase in pre-tax income. The effective tax rate for the 2014, 2013, and 2012 was 34.8% (36.9% including the minority interest), 36.6%, and 34.2%, respectively. Our effective tax rate will generally increase with higher levels of taxable income. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at December 31, 2014, 2013, and 2012

Overview

Our total assets increased $346.6 million, or 43.8%, from $791.8 million at December 31, 2013, to $1.14 billion at December 31, 2014. Total assets at December 31, 2013 included a $35.0 million short-term loan secured by a certificate of deposit in the same amount that was reflected on our balance sheet at year-end 2013 and 2012, but not at year-end 2014. This loan was paid off very shortly after the 2013 year-end as well as the 2012 year-end through liquidation of the related certificate of deposit. Total assets at December 31, 2014 included the assets of CBI, which was acquired in August 2014, and United, which was merged with and into NCC in December 2014. Excluding the impact of the short-term loan and acquired assets of CBI and United, total assets increased $35.2 million during 2014. Excluding the impact of the short-term loan and the acquired factored receivables from CBI and loans from United, loans increased by $110.2 million during 2014. Cash and cash equivalents decreased by $701 thousand during 2014. However, United had cash and cash equivalents of $37.1 million at acquisition and securities totaling $25.4 million that were liquidated immediately after acquisition. Our cash and cash equivalents would have decreased by $78.5 million without the cash acquired from United and cash from liquidating United’s securities portfolio. The decrease in cash and cash equivalents was a result of investing excess liquidity in loan growth and cash used to fund the CBI acquisition and the associated acquired factored receivables.

Deposits at December 31, 2014 totaled $971.1 million, an increase of $293.0 million as compared to December 31, 2013. Total deposits at December 31, 2013 included the short-term certificate of deposit of $35.0 million securing the loan referenced above. Excluding this short-term deposit and the deposits assumed in the United acquisition, deposits increased $127.5 million during 2014. Our deposits increased during 2014 due to the successful business development efforts of our employees as we continue to move banking relationships from other financial institutions. Additionally, the Banks have also benefited from excess liquidity in the financial markets, as investors are unwilling to make long-term investments due to the low interest rate environment and elect to maintain cash in interest-bearing transaction and money market accounts. In addition to the retail deposit growth, we issued $48.9 million of brokered certificates of deposits during the year ended December 31, 2014 in connection with the CBI acquisition.

Our total assets increased $98.4 million, or 14.2%, from December 31, 2012 to December 31, 2013. The primary reason for this increase was an increase in loans of $140.6 million. The increase in loans was partially offset by a reduction in interest–bearing cash deposits of $47.5 million. During 2013, we increased loans through organic growth and used our idle cash to fund this growth in addition to increasing our deposits. Total deposits at December 31, 2013 totaled $678.0 million, an increase of $97.8 million as compared to December 31, 2012. Our deposits increased during 2013 due to the successful business development efforts of our employees as we moved banking relationships from other financial institutions. NBC, like most banks, has benefitted from excess liquidity in the financial markets, as investors are unwilling to make long-term investments due to the low interest rate environment and elect to maintain cash in interest-bearing transaction and money market accounts.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $629.0 million during the year ended December 31, 2014, or 82.8% of average earning assets, as compared to $485.8 million, or 76.3% of average earning assets, for the year ended December 31, 2013. At December 31, 2014, total loans, net of unearned income, were $888.7 million, compared to $582.0 million at December 31, 2013, an increase of $306.7 million, or 52.7%. Excluding the impact of a short-term loan totaling $35.0 million that was only reflected on our balance sheet at December 31, 2013, and the factored receivables purchased from CBI totaling $81.6 million, and loans acquired from United totaling $149.9 million, loans increased $110.2 million, or 20.2%, during 2014.

Total loans averaged $485.8 million during the year ended December 31, 2013, or 76.3% of earnings assets, as compared to $356.1 million, or 67.5% of average earning assets, for the year ended December 31, 2012. At December 31, 2013, total loans, net of unearned income, were $582.0 million, compared to $441.5 million at December 31, 2012, representing an increase of $140.6 million, or 31.8%.

The organic, or non-acquired, growth in our loan portfolio is attributable to our ability to attract new customers from other financial institutions and overall growth in our markets. Since October 2010, we have opened branch locations in three new markets and a loan production office in another market, which was converted to a full-service branch in November 2014. Much of our loan growth has come from moving previous customers of our management team from other financial institutions to NBC. We have also been successful in building banking relationships with new customers. We have hired several new bankers in the markets that we serve, and these employees have been successful in transitioning their former clients and attracting new clients to NBC. Our bankers are expected to be involved in their communities and to maintain business development efforts to develop relationships with clients, and our philosophy is to be responsive to customer needs by providing decisions in a timely manner. In addition to our business development efforts, many of the markets that we serve have shown signs of economic recovery over the last few years.

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	As of December 31,
(Dollars in thousands, except percentages)	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Construction, land development, and other land loans	$83,663	9.41%	$58,372	10.02%	$36,267	8.21%
Secured by farmland	1,842	0.21	347	0.06	143	0.03
Secured by 1-4 family residential properties	221,222	24.88	162,091	27.82	128,103	28.98
Secured by multifamily (5 or more) residential properties	23,420	2.63	22,316	3.83	17,637	3.99
Secured by nonfarm nonresidential properties	330,784	37.20	218,299	37.47	157,234	35.58

Loans secured by real estate	660,931	74.33	461,425	79.20	339,384	76.79
Commercial and industrial loans	113,788	12.80	102,280	17.56	90,924	20.57
Factored commercial receivables	82,600	9.29	—	—	—	—
Consumer loans	13,962	1.57	6,113	1.06	5,002	1.13
Lease financing receivables	—	—	6	0.00	413	0.09
Other loans	17,869	2.01	12,725	2.18	6,251	1.41

Total gross loans	889,150	100.00%	582,549	100.00%	441,974	100.00%
Unearned income	(429)		(547)		(522)

Total loans, net of unearned income	888,721		582,002		441,452
Allowance for loan losses	(9,802)		(9,119)		(10,020)

Total net loans	$878,919		$572,883		$431,432

In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market areas, and for us in particular, to obtain a security interest or lien in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan. This practice tends to increase the magnitude of the real estate loan portfolio. In many cases, we prefer real estate collateral to many other potential collateral sources, such as accounts receivable, inventory, and equipment.

The principal component of our loan portfolio is real estate mortgage loans. At December 31, 2014, this category totaled $660.9 million and represented 74.3% of the total loan portfolio, compared to $461.4 million, or 79.2% of the total loan portfolio, and $339.4 million, or 76.8% of the total loan portfolio, at year-end 2013 and 2012, respectively. Each category of real estate mortgage loans increased during 2014, as described in more detail below.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased $112.5 million, or 51.5%, to $330.8 million at December 31, 2014, compared to $218.3 million at December 31, 2013. Excluding the acquired United loans, commercial mortgage loans increased $33.5 million, or 15.3%, during 2014. At December 31, 2012, commercial mortgage loans totaled $157.2 million. Commercial mortgage loans are the single largest category of loans, and, at December 31, 2014, accounted for 37.2% of the portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally comprised a large portion of our loan portfolio. Of the $330.8 million in total commercial mortgage loans at December 31, 2014, approximately $132.1 million were loans secured by owner-occupied properties.

Residential mortgage loans increased $59.1 million, or 36.5%, to $221.2 million at December 31, 2014, compared to $162.1 million at December 31, 2013. Excluding the acquired United loans, residential mortgage loans increased $25.0 million, or 15.4% during 2014. At December 31, 2014 and December 31, 2013, residential mortgages accounted for 24.9% and 27.8%, respectively, of the entire loan portfolio. At December 31, 2012, residential mortgage loans totaled $128.1 million and accounted for 29.0% of the entire loan portfolio.

Real estate construction loans totaled $83.7 million at December 31, 2014, an increase $25.3 million, or 43.3%, over $58.4 million at December 31, 2013. Excluding the acquired United loans, real estate construction loans increased $16.3 million, or 27.9%. At December 31, 2014 and December 31, 2013, this loan type accounted for 9.4% and 10.0%, respectively, of our total loan portfolio. At December 31, 2012, real estate construction loans totaled $36.3 million and accounted for 8.2% of the entire loan portfolio.

Commercial and industrial loans totaled $113.8 million at December 31, 2014, compared to $102.3 million at December 31, 2013. As noted above, the balance as of December 31, 2013 includes a $35.0 million CD-secured short-term loan that was repaid shortly after year-end. Excluding the short-term loan and the acquired United loans, commercial and industrial loans increased $23.0 million, or 34.2% during 2014. During 2013, commercial and industrial loans increased $11.4 million, or 12.5%. We have hired several experienced commercial lenders, and the increases described above are a result of the successful efforts of these employees. We expect this trend with respect to commercial and industrial loans to continue as economic conditions improve.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our loans maturing within specific intervals at December 31, 2014.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	As of December 31, 2014
(Dollars in thousands)	One year or less	Over one year through five years	Over five years	Total
Construction, land development, and other land loans	$51,729	$28,885	$3,049	$83,663
Secured by farmland	1,257	585		1,842
Secured by 1-4 family residential properties	33,423	89,284	98,515	221,222
Secured by multifamily (5 or more) residential properties	2,974	17,587	2,859	23,420
Secured by nonfarm nonresidential properties	71,624	207,604	51,556	330,784

Loans secured by real estate	161,007	343,945	155,979	660,931
Commercial and industrial loans	64,434	45,193	4,161	113,788
Factored commercial receivables	82,600			82,600
Consumer loans	5,042	5,308	3,612	13,962
Other loans	2,933	6,492	8,444	17,869

Total gross loans	$316,016	$400,938	$172,196	$889,150

	Predetermined rates	Floating rates	Total
Maturing after one year but within five years	$244,029	$156,909	$400,938
Maturing after five years	136,147	36,049	172,196

	$380,176	$192,958	$573,134

The information presented in the table above is based upon the contractual maturities of the individual loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms at their maturity. Consequently, we believe that this treatment presents fairly the maturity structure of the loan portfolio.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets and as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base upon which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have designated all of our securities as available-for-sale to provide flexibility, in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. Securities available-for-sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of related deferred taxes. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities.

The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2014, 2013, and 2012.

INVESTMENT SECURITIES

	As of December 31,
(Dollars in thousands)	2014		2013		2012
	Cost	Market	Cost	Market	Cost	Market
U.S. Treasury securities	$1,501	$1,501	$—	$—	$—	$—
Securities issued by states and political subdivisions	4,408	4,681	4,409	4,270	$5,432	$5,583
Mortgage-backed securities (MBS)
Residential mortgage pass-through securities	27,723	28,750	33,123	33,742	32,983	35,141
Other residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—

Total mortgage-backed securities	27,723	28,750	33,123	33,742	32,983	35,141
Investment in mutual funds and other equity securities	—	—	10,000	9,967	—	—

Total investment securities	$33,632	$34,932	$47,532	$47,979	$38,415	$40,724

The following table shows the scheduled maturity and average yields of our securities at December 31, 2014.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

	As of December 31, 2014
(Dollars in thousands, except yields)	Within one year		After one but within five years		After five but within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$1,501	0.02%	$—	—%	$—	—%	$—	—%	$—	—%
Securities issued by states and political subdivisions	—	—	—	—	1,101	5.89	3,580	5.89	—	—
Mortgage-backed securities (MBS)	—	—	—	—	—	—	—	—	—	—
Residential mortgage pass-through securities	—	—	—	—	—	—	—	—	28,750	3.05
Other residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securites	—	—	—	—	—	—	—	—	—	—

Total mortgage-backed securities	—	—	—	—	—	—	—	—	28,750	3.05
Total investment securities	$1,501	0.02%	$—	—%	$1,101	5.89%	$3,580	5.89%	$28,750	3.05%

We invest primarily in mortgage-backed securities, municipal securities, and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association, or FNMA, and the Federal Home Loan Mortgage Corporation, or FHLMC. During all periods presented, we have used most of our excess liquidity to invest in loans, as our loan demand has remained strong, rather than investing in investment securities. During 2013, we invested $10.0 million in a mutual fund that invests primarily in very short duration securities guaranteed by the United States government. We sold this investment during July 2014 to provide liquidity for the CBI acquisition. While investing excess cash in securities would increase our interest income, we have chosen not to expand our securities portfolio as we have grown due to our success growing our loan portfolio and due to the current historically low interest rate environment.

Allowance for Loan Losses, Provision and Asset Quality

Allowance for loan losses and provision

Our allowance for loan losses represents our estimate of probable inherent credit losses in the loan portfolio. We determine the allowance based on an ongoing evaluation of risk as it correlates to potential losses within the portfolio. Increases in the allowance are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to our allowance for loan losses.

In the determination of the allowance, we utilize the risk department’s independent analysis of the minimum required loan loss reserve for the Company. In this analysis, problem loans are reviewed for impairment or for loss exposure based on their payment performance, probability of default, and value of the collateral. These totals are then specifically allocated to the reserve. The loan portfolio is then divided into various homogeneous risk pools utilizing collateral codes and/or loan purpose codes and internal risk ratings. Historical losses are used to estimate the probable loss in the current portfolio using both an average loss methodology and a migration loss methodology. The methodologies and the time periods considered are subjective and vary for each risk pool based on systematic risk relative to its ability to estimate losses. As every loan has a risk of loss, the calculation begins with a minimum loss allocation for each loan pool. The minimum loss is estimated based on long term-trends for the Banks, the banking industry, and the economy. A minimum loss allocation is similarly applied to letters of credit and unused lines of credit. Loss allocations are adjusted for changes in the economy, problem loans, payment performance, loan policy, management, credit administration systems, credit concentrations, loan growth, and other elements over the time periods utilized in the methodology. The adjusted loss allocations are then applied to the current balances in their respective loan pools. Loss allocations are totaled, yielding the required allowance for loan losses.

We incorporate the data from the allowance calculation with interim changes to that data in our ongoing determination of our allowance for loan losses. We then take into consideration other factors that may support an allowance in excess of required minimums. These factors include systems changes, historically high loan growth, changes in the economy and company management, and lending practices at the time at which the loans were made. We believe that the data that we use in determining our allowance for loan losses is sufficient to estimate the potential losses in the loan portfolio; however, actual results could differ from those estimates.

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated.

ALLOWANCE FOR LOAN LOSSES

	For the Twelve Months Ended December 31,
(Dollars in thousands, except percentages)	2014	2013	2012
Total loans outstanding, net of unearned income	$888,721	$582,002	$441,452

Average loans outstanding, net of unearned income	$629,040	$485,769	$356,081

Allowance for loan losses at beginning of period	$9,119	$10,020	$10,343
Charge-offs:
Loans secured by real estate	429	1,558	1,702
Commercial and industrial loans	—	32	41
Factored receivables	656	—	—
Consumer loans	—	—	6
All other loans	3	—	365

Total charge-offs	1,088	1,590	2,114
Recoveries:
Loans secured by real estate	72	354	1,412
Commercial and industrial loans	15	320	211
Factored receivables	633	—	—
Consumer loans	21	15	43
All other loans	52	—	—

Total recoveries	793	689	1,666

Net charge-offs	295	901	448
Provision for loan losses	978	—	125

Allowance for loan losses at period end	$9,802	$9,119	$10,020

Allowance for loan losses to period end loans	1.10%	1.57%	2.27%
Net charge-offs to average loans	0.05%	0.19%	0.13%

The table above does not include the allowance for loan losses of United. In accordance with ASC Topic 805, Business Combinations, United’s allowance for loan losses was not brought forward at acquisition; rather, the acquired loans were recorded at fair value and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference and the remaining discount recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At December 31, 2014, United’s acquired loan portfolio totaled $153.1 million and had a related non-accretable difference of $2.9 million and accretable discount of $1.5 million.

Overall, asset quality indicators have continued to improve, and, as a result, provision expense has been minimal for the traditional bank loan portfolio (excluding factored receivables). During the fourth quarter of 2014, we identified a factoring relationship that posed significant credit risk and required additional provision expense. During the year ended December 31, 2014, we recorded provision expense of $978 thousand related to this exposure and other risks in the factored receivables portfolio. During the year ended December 31, 2013, we did not record any provision expense. During the year ended December 31, 2012, we recorded provision expense of $125 thousand.

Allocation of Our Allowance for Loan Losses

While no portion of our allowance for loan losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for loan losses to specific loan categories for the periods indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
(Dollars in thousands, except percentages)	2014		2013		2012
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial , financial, and agricultural	$1,523	14.81%	$1,398	19.74%	$1,158	21.99%
Factored receivables	955	9.29	—	—
Real estate - mortgage	5,047	64.92	4,449	69.19	5,093	68.58
Real estate - construction	647	9.41	964	10.02	497	8.21
Consumer	562	1.57	243	1.05	170	1.13
Leases	—	—	—	—	3	0.09
Unallocated	1,068	—	2,065	—	3,099	—

	$9,802	100.00%	$9,119	100.00%	$10,020	100.00%

Our allowance for loan losses is composed of general reserves and specific reserves. Specific reserves are determined by applying to each segment of our portfolio loss percentages based on that segment’s historical loss experience and adjustment factors derived from internal and external environmental conditions. All loans considered to be impaired are evaluated on an individual basis to determine specific reserve allocations in accordance with GAAP. Loans for which specific reserves are provided are excluded from the calculation of general reserves.

A portion of the allowance is deemed to be a general reserve and remains unallocated to any particular loan category to reflect management’s estimate of probable inherent but not yet specifically identified losses within the portfolio due to the nature of the portfolio and uncertainties in underwriting standards of certain loans. For example, the portfolio includes exposures to various businesses with different organizational structures that may implicate multiple segments within the allocation framework, which will inherently lead to imperfections in the loss percentages applied to the portfolio segments. These inherent risks are amplified by the fact that we remain at risk for unidentified problems in the loan portfolios that we inherited upon acquiring control of NBC and ULB, as many of the loans underwritten by prior management were made using different credit policies and procedures than those that we currently use. Problems with respect to credit quality or the collectibility of these loans often are not apparent from the documentation in the file and frequently do not arise until the loan matures. For example, in some instances, sizable loans with satisfactory payment history and apparently complete documentation have led to write-offs upon maturity of the loan or a subsequent discovery of adverse information. Allocating this risk from the inherited loans to the segment portfolios is not deemed advisable by management due to the breadth of exposure of these loans over the portfolio segments.

Management evaluates the adequacy of our allowance for loan losses and the allocation of our allowance for loan losses on a quarterly basis. Recent variations in the unallocated portion of the allowance have been driven by management’s estimate of probable inherent losses within the portfolio that have not yet been specifically identified due in large part to the factors discussed above and consideration of such additional factors as changes in the nature and volume of our loan portfolio, current economic conditions that may affect borrowers’ ability to pay, overall portfolio quality, and review of specific problem loans. In general, we expect that the portion of the unallocated allowance attributable to inherited loans will decrease over time as new loans are made and additional information becomes available with respect to currently unidentified problems and expected losses for the inherited loans. However, because management’s allocation of the allowance among the various loan types is driven by several factors, this decrease may not be linear during certain time frames.

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

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	As of December 31,
(Dollars in thousands, except percentages)	2014	2013	2012
Nonaccrual Loans	$4,865	$3,371	$244
Loans past due 90 days or more and still accruing	297	—	—

Total nonperforming loans	5,162	3,371	244
Other real estate and repossesed assets	1,380	845	95

Total nonperforming assets	$6,542	$4,216	$339

Allowance for loan losses to period end loans	1.10%	1.57%	2.27%
Allowance for loan losses to period end non-performing loans	430.67	270.51	4,106.56
Net charge-offs to average loans	0.05	0.19	0.13
Nonperforming assets to period end loans and foreclosed property and repossessed assets	0.65	0.71	0.07
Nonperforming loans to period end loans	0.58	0.58	0.06

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. In addition to consideration of these factors, we have a consistent and continuing policy of placing all loans (other than factored receivables) on nonaccrual status if they become 90 days or more past due. For CBI’s factored receivables, which are trade credit rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and to charge off non-recourse receivables at 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes unless the client reserve and the client’s financials resources are insufficient, at which point it is charged against loans. When a loan is placed on nonaccrual status, all accrued interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Payments received while a loan is on nonaccrual status will generally be applied to the outstanding principal balance. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan that would necessitate additional charges to the allowance for loan losses.

Total nonperforming assets increased $2.3 million to $6.5 million at December 31, 2014, from $4.2 million at December 31, 2013. Included in nonperforming assets at December 31, 2014 are nonaccrual loans acquired from United totaling $2.6 million and other real estate and repossessed assets acquired from United of $558 thousand. Excluding the acquired nonperforming assets, nonperforming assets decreased $1.1 million and totaled $3.1 million at December 31, 2014. Improving asset quality has been and will continue to be a primary focus of management.

Deposits

Deposits, which include noninterest-bearing demand deposits, interest-bearing demand deposits, money market accounts, and savings, time, and other deposits (including negotiable orders of withdrawal, or NOW accounts), are the primary funding source for the Banks. We offer a variety of products designed to attract and retain customers, with primary focus on building and expanding client relationships. We continue to focus on establishing a comprehensive relationship with consumer and business borrowers, seeking deposits as well as lending relationships.

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of December 31,
(Dollars in thousands, except percentages)	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$217,643	22.41%	$128,837	19.00%	$67,040	11.55%
Interest-bearing demand	154,816	15.94	107,060	15.79	96,514	16.63
Savings and money market	392,394	40.41	304,071	44.85	277,342	47.79
Time less than $100k	74,367	7.66	15,979	2.35	20,766	3.58
Time equal to or greater than $100k and less than $250k	46,538	4.79	35,593	5.25	41,826	7.21
Time equal to or greater than $250k	85,302	8.78	86,491	12.76	76,806	13.24

Total deposits	$971,060	100.00%	$678,031	100.00%	$580,294	100.00%

Total deposits were $971.1 million at December 31, 2014, an increase of $293.0 million from December 31, 2013. As noted above, total deposits at December 31, 2013 included a short-term certificate of deposit totaling $35.0 million securing a short-term loan in the same amount. Excluding this short-term deposit and the deposits of ULB that we assumed upon consummation of the United merger, deposits increased $127.5 million, or 19.8% during 2014. During 2014, we issued brokered certificates of deposits of $48.9 million to fund a portion of the assets acquired in the CBI acquisition. During the year ended December 31, 2013, deposits increased $97.7 million, or 16.8%, over 2012 year-end amounts.

The following table details the maturities of time deposits greater than $100,000 and other time deposits. Other time deposits includes brokered certificates of deposit and internet certificates of deposit. Large certificate of deposit customers and brokered and internet certificate of deposit customers tend to be more sensitive to interest rate levels.

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

AND OTHER TIME DEPOSITS

	As of December 31, 2014
(Dollars in thousands)	Three months or less	Over three through twelve months	Over one year through three years	Greater than three years	Total
Certificates of deposit of $100,000 or more	$17,394	$58,299	$37,137	$5,035	$117,865
Other time deposits	7,920	5,249	49,247	494	62,910

Total	$25,314	$63,548	$86,384	$5,529	$180,775

Deposit growth has been a point of emphasis of ours, and, additionally, we have benefited to a large extent from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits. All deposit categories increased during 2014.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. A source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $22.0 million at December 31, 2014 and 2013 and $24.5 million at December 31, 2012. We have not initiated any additional borrowings from the FHLB since 2012. We have access to brokered deposits and issued $48.9 million of brokered certificates of deposit during 2014 to fund a portion of the assets acquired in the CBI acquisition. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit three to five years in maturity at rates that are lower than we would offer in our local market, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificates of deposit balances of $14.0 million, $13.0 million, and $12.6 million at December 31, 2014, 2013, and 2012, respectively.

Liquidity

Market and public confidence in our financial strength and financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure our liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily, weekly, and monthly basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations in a cost-effective manner and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, we focus on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs.

Funds are available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans, and investment security cash flows. Other funding sources include federal funds purchased, brokered certificates of deposit, and borrowings from the FHLB.

Cash and cash equivalents at December 31, 2014, 2013, and 2012 were $123.4 million, $124.1 million, and $171.3 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2014 to fund loans and meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS

As of December 31, 2014

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$—	$22,000	$—	$—	$22,000
Certificates of deposit of less than $100k	28,657	35,076	10,661	—	74,394
Certificates of deposit of $100k or more	78,862	40,358	12,620	—	131,840
Operating leases	739	699	192	—	1,630

Total contractual obligations	$108,258	$98,133	$23,473	$—	$229,864

Off-Balance Sheet Arrangements

We are party to credit-related financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded on our balance sheet. Our exposure to credit loss is represented by the contractual amounts of these commitments. We follow the same credit policies in making commitments as we do for on-balance sheet instruments.

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	As of December 31,
	2014	2013	2012
	Amount	Amount	Amount
Unfunded lines	$182,820	$141,887	96,244
Letters of credit	8,085	4,066	2,591

Total credit extension commitments	$190,905	145,953	98,835

Interest Sensitivity and Market Risk

Interest Sensitivity

We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by us is simulation analysis, which technique is augmented by “gap” analysis.

In simulation analysis, we review each individual asset and liability category and their projected behavior in various different interest rate environments. These projected behaviors are based upon management’s past experiences and upon current competitive environments, including the various environments in the different markets in which we compete. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates as output projections of net interest income. We also periodically verify the validity of this approach by comparing actual results with those that were projected in previous models.

Another technique used in interest rate management, but to a lesser degree than simulation analysis, is the measurement of the interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets and liabilities, selling securities available for sale or trading securities, replacing an asset or liability at maturity, or by adjusting the interest rate during the life of an asset or liability.

We evaluate interest rate sensitivity risk and then formulate guidelines regarding asset generation and repricing and sources and prices of off-balance sheet commitments in order to decrease interest sensitivity risk. We use computer simulations to measure the net income effect of various interest rate scenarios. The modeling reflects interest rate changes and the related impact on net income over specified periods of time.

The following table illustrates our interest rate sensitivity at December 31, 2014, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

As of December 31, 2014

(Dollars in thousands)	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Interest-earning assets
Loans (1)	$434,760	22,277	83,840	168,281	140,994	47,898	898,050
Securities	1,864	657	2,836	7,233	760	21,582	34,932
Cash balances in other banks	109,199	—	—	—	—	—	109,199
Funds sold	—	—	—	—	—	—	—

Total interest earning assets	545,823	22,934	86,676	175,514	141,754	69,480	1,042,181
Interest-bearing liabilities
Interest-bearing transactions accounts	63,800	3,762	16,932	31,439	17,727	21,156	154,816
Savings & money market deposits	233,991	5,360	24,117	58,128	1,375	69,423	392,394
Time deposits	7,224	24,616	75,652	78,887	—	19,828	206,207
Federal Home Loan Bank & other borrowed money	—	—	—	15,000	—	7,000	22,000

Total interest-bearing liabilities	$305,015	33,738	116,701	183,454	19,102	117,407	775,417
Interest sensitivity gap
Period gap	$240,808	(10,804)	(30,025)	(7,940)	122,652	(47,927)	266,764
Cumulative gap	240,808	230,004	199,979	192,039	314,691	266,764
Cumulative gap - Rate Sensitive Assets/Rate Sensitive Liabilities	23.11%	22.07	19.19	18.43	30.20	25.60

(1)	Includes mortgage loans held for sale

We generally benefit from increasing market rates of interest when we have an asset-sensitive gap (a positive number) and generally benefit from decreasing market interest rates when we are liability-sensitive (a negative number). As shown in the table above, we are asset-sensitive on a cumulative basis throughout all time frames presented. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, management relies more upon the simulation analysis (as noted above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk

Our earnings are dependent, to a large degree, on our net interest income, which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing-liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from inherent interest rate risk in our lending, investing, and deposit gathering activities. We seek to reduce our exposure to market risk through actively monitoring and managing interest rate risk. Management relies upon static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest-earning assets and interest-bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in our balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest-bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 400 basis points below the current prevailing rates to 400 basis points above the current prevailing rates. Management makes certain assumptions as to the effect that varying levels of interest rates have on certain earning assets and interest bearing-liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

The following table illustrates the results of our simulation analysis to determine the extent to which market risk would affect net interest margin for the next 12 months if prevailing interest rates increased or decreased by the specified amounts from current rates. As noted above, this model uses estimates and assumptions in asset and liability account rate reactions to changes in prevailing interest rates. However, to isolate the market risk inherent in the balance sheet, the model assumes that no growth in the balance sheet occurs during the projection period. This model also assumes an immediate and parallel shift in interest rates, which would result in no change in the shape or slope of the interest rate yield curve. Because of the inherent use of these estimates and assumptions in the simulation model to derive this market risk information, the actual results of the future impact of market risk on our net interest margin may (and most likely will) differ from that found in the table.

MARKET RISK

	Impact on Net Interest Income
	As of December 31,
Change in prevailing interest rates	2014	2013	2012
+400 basis points	20.42%	23.31%	27.38%
+300 basis points	15.10	17.13	19.79
+200 basis points	9.54	10.61	12.28
+100 basis points	4.21	4.55	5.33
0 basis points	—	—	—
-100 basis points	(1.23)	(1.82)	(0.10)
-200 basis points	(4.58)	(7.33)	(3.29)
-300 basis points	(6.83)	(11.00)	(6.31)
-400 basis points	(7.61)	(12.38)	(7.12)

Capital Resources

Total shareholders’ equity attributable to us at December 31, 2014 was $128.9 million, or 11.3% of total assets. At December 31, 2013, total shareholders’ equity attributable to us was $88.9 million, or 11.2% of total assets, compared to $85.9 million at December 31, 2012. The increase in shareholders’ equity for 2014 was attributable to the United acquisition, net income, and the sale of common stock. In connection with our expansion into the Vero Beach, Florida market area, we sold 163,485 shares of common stock at $18.35 per share in a private placement to accredited investors in the Vero Beach area in August 2014 and raised approximately $3.0 million.

The bank regulatory agencies have established risk-based capital requirements for banks. These guidelines are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities such as loans sold with recourse, loan commitments, guarantees, and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as Tier 1 capital and total risk based capital. Our objective is to maintain our current status as a “well-capitalized institution,” as that term is defined by the Banks’ regulators. As of December 31, 2014, NBC and ULB were “well-capitalized” under the regulatory framework for prompt corrective action.

Under the terms of the regulatory guidelines, banks must meet minimum capital adequacy based upon both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4%, and a minimum ratio of Tier 1 capital to average assets of 4% (leverage ratio). Adherence to these guidelines has not had an adverse impact on us.

The following table contains selected consolidated capital ratios at December 31, 2014, 2013, and 2012 for the Company and the Banks. ULB’s ratios are not presented as of December 31, 2013 and 2012, as it was not acquired until December 15, 2014.

CAPITAL ADEQUACY ANALYSIS

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands, except percentages)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Capital (to Risk Weighted Assets)
NCC	$106,289	11.75%	$72,367	8.00%	N/A	N/A
NBC	$84,148	11.42%	$58,948	8.00%	$73,685	10.00%
ULB	$18,731	11.31%	$13,249	8.00%	$16,561	10.00%
Tier I Capital (to Risk Weighted Assets)
NCC	$96,487	10.66%	$36,205	4.00%	N/A	N/A
NBC	$74,927	10.16%	$29,499	4.00%	$44,248	6.00%
ULB	$18,731	11.31%	$6,625	4.00%	$9,937	6.00%
Tier I Capital (to Average Assets)
NCC	$96,487	10.68%	$36,137	4.00%	N/A	N/A
NBC	$74,927	8.57%	$34,972	4.00%	$43,715	5.00%
ULB	$18,731	8.60%	$8,712	4.00%	$10,890	5.00%

As of December 31, 2013
Total Capital (to Risk Weighted Assets)
NCC	$92,718	15.83%	$46,847	8.00%	N/A	N/A
NBC	$91,918	15.71%	$46,803	8.00%	$58,504	10.00%
Tier I Capital (to Risk Weighted Assets)
NCC	$85,376	14.58%	$23,423	4.00%	N/A	N/A
NBC	$84,583	14.46%	$23,402	4.00%	$35,103	6.00%
Tier I Capital (to Average Assets)
NCC	$85,376	12.18%	$28,043	4.00%	N/A	N/A
NBC	$84,583	12.07%	$28,042	4.00%	$35,053	5.00%

As of December 31, 2012
Total Capital (to Risk Weighted Assets)
NCC	$83,830	18.86%	$35,559	8.00%	N/A	N/A
NBC	$82,881	18.65%	$35,552	8.00%	$44,440	10.00%
Tier I Capital (to Risk Weighted Assets)
NCC	$78,219	17.60%	$17,780	4.00%	N/A	N/A
NBC	$77,270	17.38%	$17,784	4.00%	$26,675	6.00%
Tier I Capital (to Average Assets)
NCC	$78,219	12.42%	$25,187	4.00%	N/A	N/A
NBC	$77,270	12.27%	$25,190	4.00%	$31,487	5.00%

The Company’s capital ratios and those of the Banks at December 31, 2014 have declined from year-end 2013 and 2012 due to growth in loans and assets and due to the $16.2 million in cash consideration paid in the CBI acquisition. Despite the reduction, the ratios remain above the levels for the Company and the Banks to be deemed well-capitalized.

In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies. The rule establishes a new common equity Tier 1 minimum capital requirement, increases the minimum capital ratios, and assigns a higher risk weight to certain assets based on the risk associated with these assets. The final rule includes transition periods that generally implement the new regulations over a five-year period. These changes will be phased in beginning in January 2015. While management continues to evaluate this final rule and its potential impact, preliminary assessments indicate that the Banks and the Company will continue to exceed all regulatory capital requirements under the new rule.

Banking regulations limit the amount of dividends that a bank may pay without approval of the regulatory authorities. These restrictions are based on the bank’s level of regulatory classified assets, prior years’ net earnings and ratio of equity capital to assets. Because NBC and ULB currently have negative retained earnings, they are prohibited from paying a dividend without prior regulatory approval. As of December 31, 2014, NBC had negative retained earnings of $2.2 million. Management anticipates that, at the current earnings rate, the negative retained earnings will be eliminated by June 2015. The merger of ULB into NBC will have no impact on the negative retained earnings of NBC. This merger will be treated as a pooling-of-interests.

Item 8.	Financial Statements and Supplementary Data.

NATIONAL COMMERCE CORPORATION

Consolidated Balance Sheets

December 31, 2014 and 2013

(In thousands, except share and per share data)

	2014	2013
Assets
Cash and due from banks	$14,236	2,273
Interest-bearing deposits with banks	109,199	121,863

Cash and cash equivalents	123,435	124,136
Investment securities available-for-sale	34,932	47,979
Other investments	5,421	4,482
Mortgage loans held-for-sale	9,329	7,159
Loans, net of unearned income	888,721	582,002
Less: allowance for loan losses	9,802	9,119

Loans, net	878,919	572,883
Premises and equipment, net	27,560	16,181
Accrued interest receivable	2,193	1,430
Bank owned life insurance	10,641	8,247
Other real estate	1,008	845
Deferred tax assets, net	11,444	6,757
Goodwill	28,834	—
Core deposit intangible, net	1,757	—
Other assets	2,953	1,682

Total assets	$1,138,426	791,781

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$217,643	128,837
Interest-bearing demand	154,816	107,060
Savings and money market	392,394	304,071
Time	206,207	138,063

Total deposits	971,060	678,031
Federal Home Loan Bank advances	22,000	22,000
Accrued interest payable	431	476
Other liabilities	8,774	2,335

Total liabilities	1,002,265	702,842

Commitments
Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	—	—
Common stock - voting, at December 31, 2014, $0.01 par value, 12,500,000 shares authorized and 7,541,541 shares issued and outstanding; at December 31, 2013, $1.00 par value, 11,250,000 shares authorized and 5,164,219 shares issued and outstanding	75	5,164
Common stock - non-voting, at December 31, 2014 all shares reclassified to common stock; at December 31, 2013, $1.00 par value; 1,250,000 shares authorized, 565,895 shares issued and outstanding	—	566
Additional paid-in capital	131,455	91,774
Accumulated deficit	(3,453)	(8,856)
Accumulated other comprehensive income	845	291

Total shareholders’ equity attributable to National Commerce Corporation	128,922	88,939
Noncontrolling interest	7,239	—

Total shareholders’ equity	136,161	88,939

Total liabilities and shareholders’ equity	$1,138,426	791,781

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Consolidated Statements of Earnings

For the Years Ended December 31, 2014, 2013 and 2012

(In thousands, except per share data)

	2014	2013	2012
Interest and dividend income:
Interest and fees on loans	$29,812	21,642	18,026
Interest and dividends on taxable investment securities	1,178	1,330	1,482
Interest on non-taxable investment securities	169	134	183
Interest on interest-bearing deposits and federal funds sold	183	206	261

Total interest income	31,342	23,312	19,952
Interest expense:
Interest on deposits	2,427	2,102	2,502
Interest on borrowings	442	511	778

Total interest expense	2,869	2,613	3,280

Net interest income	28,473	20,699	16,672
Provision for loan losses	978	—	125

Net interest income after provision for loan losses	27,495	20,699	16,547

Other income:
Service charges and fees on deposit accounts	714	630	535
Mortgage origination and fee income	3,752	4,035	3,254
Income from bank owned life insurance	242	236	194
Wealth management fees	58	89	103
Gain on other real estate	13	62	396
(Loss) gain on sale of investment securities available-for-sale	(33)	47	—
Other	286	203	183

Total other income	5,032	5,302	4,665

Other expense:
Salaries and employee benefits	15,459	13,443	11,587
Occupancy and equipment	1,944	1,727	1,733
Core deposit intangible amortization	18	—	—
Other operating expense	6,032	4,515	4,764

Total other expense	23,453	19,685	18,084

Earnings before income taxes	9,074	6,316	3,128
Income tax expense	3,159	2,310	1,071

Net earnings	5,915	4,006	2,057
Less: Net earnings attributable to noncontrolling interest	512	—	—

Net earnings attributable to National Commerce Corporation	$5,403	4,006	2,057

Basic earnings per common share	$0.92	0.70	0.36
Diluted earnings per common share	$0.91	0.69	0.36

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Net earnings	$5,403	4,006	2,057

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized gains (losses) arising during the period, net of tax of $287, ($635) and $119, respectively	533	(1,180)	222
Reclassification adjustment for losses (gains) included in net earnings, net of tax of $12 and ($17) in 2014 and 2013, respectively	21	(30)	—

Other comprehensive income (loss)	554	(1,210)	222

Comprehensive income	$5,957	2,796	2,279

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2014, 2013 and 2012

(In thousands)

		Non-voting	Additional		Other
	Common	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Deficit	Income	Interest	Total
Balance, December 31, 2011	$5,164	566	91,369	(14,919)	1,279	—	83,459
Share-based compensation expense	—	—	112		—	—	112
Net earnings	—	—		2,057	—	—	2,057
Change in unrealized gain/loss on securities available-for- sale, net of tax	—	—	—	—	222	—	222

Balance, December 31, 2012	5,164	566	91,481	(12,862)	1,501	—	85,850
Share-based compensation expense			293				293
Net earnings				4,006			4,006
Change in unrealized gain/loss on securities available-for- sale, net of tax	—	—	—	—	(1,210)	—	(1,210)

Balance, December 31, 2013	5,164	566	91,774	(8,856)	291	—	88,939
Share-based compensation expense			358				358
Net earnings attributable to National Commerce Corporation				5,403			5,403
Reclassification for Delaware reincorporation	(5,108)	(566)	5,674				—
Exercise of stock options and warrants	1		614				615
Sale of common stock, net of offering expenses of $28	2		2,970				2,972
Acquisition of United, net of offering expenses of $272	16		30,067				30,083
Initial noncontrolling interest						6,934	6,934
Net earnings attributable to noncontrolling interest						512	512
Distributions paid to noncontrolling interest						(207)	(207)
Share repurchase and retirement			(2)				(2)
Change in unrealized gain/loss on securities available-for- sale, net of tax	—	—	—	—	554	—	554

Balance, December 31, 2014	$75	—	131,455	(3,453)	845	7,239	136,161

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net earnings	$5,403	4,006	2,057
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Provision for loan losses	978	—	125
Net earnings attributable to noncontrolling interest	512	—	—
Depreciation, amortization and accretion	933	757	621
Loss (gain) on sale of investment securities available-for-sale	33	(47)	—
Loss (gain) on ineffective portion of fair value hedge derivative	128	(16)	—
Change in mortgage loan derivative	(18)	(79)	—
Deferred tax expense	552	1,901	1,000
Loss on trade or sale of premises and equipment	1	—	—
Share-based compensation expense	358	293	112
Income from bank owned life insurance	(242)	(236)	(194)
Gain on other real estate	(13)	(62)	(396)
Change in:
Mortgage loans held-for-sale	(2,170)	6,677	(5,939)
Other assets and accrued interest receivable	(1,321)	134	184
Other liabilities and accrued interest payable	(486)	(118)	1,266

Net cash provided (used) by operating activities	4,648	13,210	(1,164)

Cash flows from investing activities (net of effect of business combinations):
Proceeds from calls, maturities and paydowns of securities available-for-sale	5,386	11,206	10,651
Proceeds from sale of securities available-for-sale	35,377	952	—
Purchases of securities available-for-sale	(1,501)	(21,225)	(981)
Proceeds from sale of other investments	427	113	315
Purchases of other investments	(160)	(246)	(634)
Net cash received in acquisitions	20,170	—	—
Net change in loans	(75,195)	(142,514)	(142,155)
Proceeds from sale of other real estate	65	329	1,546
Investment in bank owned life insurance	—	—	(3,000)
Purchases of premises and equipment	(2,832)	(4,076)	(5,925)

Net cash used by investing activities	(18,263)	(155,461)	(140,183)

Cash flows from financing activities (net of effect of business combinations):
Net change in deposits	92,483	97,795	255,658
Proceeds from Federal Home Loan Bank advances	—	—	15,000
Repayment of Federal Home Loan Bank advances	(4,874)	(2,500)	(7,000)
Repayment of short-term debt	(77,801)	—	—
Cash distributions paid to noncontrolling interests	(207)	—	—
Repayment of non-recourse debt	—	(195)	(336)
Stock repurchase	(2)	—	—
Proceeds from stock offering	3,000	—	—
Stock offering expenses	(28)	—	—
Stock offering expenses related to acquisition	(272)	—	—
Proceeds from exercise of options and warrants	615	—	—

Net cash provided by financing activities	12,914	95,100	263,322

Net change in cash and cash equivalents	(701)	(47,151)	121,975
Cash and cash equivalents at beginning of the period	124,136	171,287	49,312

Cash and cash equivalents at end of the period	$123,435	124,136	171,287

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2014, 2013 and 2012

(In thousands)

	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,914	2,723	3,239
Income taxes	$3,233	505	25
Non-cash investing and financing activities:
Change in unrealized gain on securities available-for-sale, net of tax	$554	(1,210)	222
Transfer of loans to other real estate	$—	1,017	340
Transfer of premises held-for-sale to premises and equipment	$—	—	3,014
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	$307,148	—	—
Liabilities assumed in acquisitions	$290,029	—	—

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except per share data)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of National Commerce Corporation (the “Company”) and its wholly-owned banking subsidiaries, National Bank of Commerce (“NBC”) and United Legacy Bank (“ULB”), collectively, (the “Banks”). In addition to its banking subsidiaries, the Company’s consolidated financial statements include RBCF Holdings Inc., a non-banking subsidiary, as well as NBC’s majority-owned subsidiary, CBI Holding Company, LLC (“CBI”). The Banks provide a full range of commercial and consumer banking services throughout Alabama and Florida, including metropolitan Birmingham, Huntsville, Lee County and Baldwin County in Alabama. In addition to its Alabama locations, the Banks operate full-service banking offices in the greater Orlando area and in Vero Beach, Florida. NBC is primarily regulated by the Office of the Comptroller of Currency (“OCC”) and ULB’s primary regulator is the Florida Office of Financial Regulation (“FOFR”). The Banks undergo periodic examinations by these regulatory agencies. The Company is regulated by the Federal Reserve Bank (“FRB”) and is also subject to periodic examinations. CBI, which conducts business through its wholly-owned subsidiary, Corporate Billing LLC, is a transaction–based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide.

The accounting principles followed by the Company, and the method of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), Federal Home Loan Bank (“FHLB”), correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At December 31, 2014 and 2013, the Company’s reserve requirements were approximately $2,436,000 and $15,322,000, respectively.

Investment Securities

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2014 and 2013, all securities are classified as available-for-sale.

Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available-for-sale are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis. A decline in the market value of any investment below cost that is deemed other-than-temporary is charged to earnings for the decline in value deemed to be credit related and a new cost basis in the security is established. The decline in value attributed to non-credit related factors is recognized in other comprehensive income.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

Premiums and discounts are amortized or accreted over the life of the related securities as adjustments to the yield. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Other Investments

Other investments include FRB stock, FHLB stock and other investments that do not have a readily determinable market value. These investments are carried at cost, which approximates fair value.

Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Nonrefundable loan fees and costs incurred for loans are deferred and recognized in income over the life of the loans.

A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied to principal. When a borrower has demonstrated the capacity to service the debt for a reasonable period of time, management may elect to resume the accrual of interest on the loan.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments that are different than those of management.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, i.e. put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of aggregate cost or estimated market value. Gains and losses on loans held-for-sale are included in the determination of income for the period in which the sales occur. At December 31, 2014 and 2013, the cost of loans held-for-sale approximates the market value.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are charged to the property accounts while replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed currently. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized. Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Building and improvements	10 - 40 years
Furniture and equipment	5 - 10 years
Leasehold improvements	18 years
Computer equipment	3 years

Other Real Estate and Repossessed Assets

Other real estate represents properties acquired through or in lieu of loan foreclosure and is initially recorded at fair value less estimated disposal costs. Costs of improvements are capitalized, whereas costs relating to holding other real estate and valuation adjustments are expensed. Revenue and expenses from operations and changes in valuation allowance are included in net expenses from other real estate.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The Company recognizes the full fair value of the assets acquired and liabilities assumed and immediately expenses transaction costs. There is no separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit-related factors are incorporated directly into the fair value of the net tangible and intangible assets acquired. If the amount of consideration exceeds the fair value of assets purchased less the fair value of liabilities assumed, goodwill is recorded. Alternatively, if the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid, a gain (“bargain purchase gain”) is recorded. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Results of operations of the acquired business are included in the statement of income from the effective date of the acquisition. Additional information regarding acquisitions is provided in Note 2.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performs its annual test for impairment in the fourth quarter of each year.

Intangible assets consist of core deposit premiums acquired in connection with business combinations and are based on the established value of acquired customer deposits. The core deposit premium is initially recognized based on a valuation performed as of the consummation date and is amortized over an estimated useful life of three to ten years. Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

Purchased Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. When the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan losses to the extent of prior provisions and adjust accretable discount if no prior provisions have been made. This increase in accretable discount will have a positive impact on interest income. In addition, purchased loans without evidence of credit deterioration are also handled under this method.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company currently evaluates income tax positions judged to be uncertain. A loss contingency reserve is accrued if it is probable that the tax position will be challenged, it is probable that the future resolution of the challenge will confirm that a loss has been incurred, and the amount of such loss can be reasonably estimated.

Derivative Financial Instruments and Hedging Activities

In the normal course of business, the Company enters into derivative contracts to manage interest rate risk by modifying the characteristics of the related balance sheet instruments in order to reduce the adverse effect of changes in interest rates.

All derivatives are recognized on the balance sheet at their value in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of fair value of a recognized asset or liability or of an unrecognized firm commitment. Changes in the fair value of a derivative that are highly effective, and that are designated and qualify as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (a) it is determined that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (b) the derivative expires or is sold, terminated, or exercised; (c) a hedged firm commitment no longer meets the definition of a firm commitment; or (d) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

Mortgage Banking Derivative Commitments

In connection with its mortgage banking activities, the Company enters into loan commitments to fund residential mortgage loans at specified interest rates and within a specified period of time, generally up to 60 days from the time of the rate lock. A loan commitment related to a loan that will be held for sale upon funding is a derivative instrument under ASC 815, which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations.

To hedge the exposure of changes in interest rates impacting the fair value of loans held for sale and related loan commitments, the Company typically enters into forward sales commitments with its secondary market investors at the time a loan commitment is granted to lock in the ultimate sale and price of the loan. These commitments are generally on a best efforts basis. Accordingly, there are no material sales commitment derivative instruments.

As of December 31, 2014 and 2013, the fair value of the Company’s interest rate lock commitment derivatives was approximately $98,000 and $79,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. The Company recognized income of $18,000 and $79,000 during the years ended December 31, 2014 and 2013, respectively. These amounts are included in mortgage origination and fee income in the consolidated statements of earnings. There were no material interest rate lock commitment derivatives outstanding at December 31, 2012.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using a fair value-based method of accounting, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Accumulated Other Comprehensive Income

At December 31, 2014, 2013 and 2012, accumulated other comprehensive income consisted of net unrealized gains on investment securities available-for-sale.

Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares are excluded from the diluted earnings per share computation and totaled 30,000 during 2013 and 2012. In June 2014, these antidilutive securities were exercised and are included in common shares outstanding during 2014. The acquired United options are anti-dilutive and excluded from this calculation.

The reconciliation of the components of basic and diluted earnings per share is as follows:

	2014	2013	2012
Net earnings available to common shareholders	$5,403	4,006	2,057

Weighted average common shares outstanding	5,888,862	5,730,114	5,730,114
Dilutive effect of stock options	19,266	6,511	3,276
Dilutive effect of performance share awards	52,071	27,660	7,010

Diluted common shares	5,960,199	5,764,285	5,740,400

Basic earnings per common share	$0.92	0.70	0.36
Diluted earnings per common share	$0.91	0.69	0.36

Reclassifications

Certain 2013 and 2012 amounts have been reclassified to conform to the presentation used in 2014. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. Treasury and London Interbank Offered Rate. The ASU also amends previous rules by removing the restriction on using

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

different benchmark rates for similar hedges. This amendment applies to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments in this ASU were effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company has adopted this update, although such adoption had no impact on its financial position or results of operations.

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. None of the Company’s share-based payment awards have service components, so the Company does not believe this ASU will have an impact on its financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. These amendments address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g., HUD, FHA, VA). The ASU outlines certain criteria that, if met, require the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU will be effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. Early adoption is permitted, provided the entity has adopted ASU 2014-04. The ASU should be adopted either prospectively or on a modified retrospective basis. The Company is assessing the impact that these amendments will have on its financial position and results of operations, but does not currently anticipate that it will have a material impact.

(2)	Business Combinations

CBI Holding Company, LLC

On August 29, 2014, NBC acquired 70% of the outstanding units of CBI, a receivables factoring business headquartered in Decatur, Alabama. CBI operates as a subsidiary of NBC. NBC has an option to purchase the remaining 30% interest for a purchase price based on a multiple of CBI’s earnings. The option is exercisable at any time beginning on August 29, 2019 and expires on August 29, 2022.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

The primary reasons for the purchase were to utilize a portion of the Company’s excess capital and liquidity in a highly profitable business line to enhance revenue production and to diversify its earnings base.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. NBC paid $16,181,000 in cash for a 70% interest in CBI. All of the assets and liabilities of CBI are included in the Company’s consolidated balance sheet. In connection with the acquisition, the Company recorded $23,115,000 of goodwill. For income tax purposes, this acquisition was treated as an asset purchase and deferred taxes have been established for the difference between book and tax basis of assets and liabilities where appropriate.

Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information regarding closing date fair values becomes available. Given an average life for CBI’s receivables of 35 to 40 days, the assets and liabilities of CBI are very short term in nature and the book value was deemed to be the fair value, with the exception of a $174,000 discount on the purchased factored receivables, which was accreted into income during September 2014 in accordance with the average life of the related receivables.

The table below summarizes the estimates of fair value of the assets purchased, including goodwill, and the liabilities assumed as of August 29, 2014.

As of
August 29, 2014
Assets:
Cash and cash equivalents	$2,233
Factored receivables	81,559
Premises and equipment, net	444
Other assets	157
Goodwill	23,115

Total assets	107,508

Liabilities:
Other liabilities	6,592
Note payable	77,801

Total liabilities	84,393

Non controlling interest	6,934

Purchase price	$16,181

United Group Banking Company of Florida, Inc.

On December 15, 2014, the Company completed its acquisition of United Group Banking Company of Florida, Inc. (“United”), a bank holding company headquartered in Longwood, Florida. At that time, United’s wholly-owned non-banking subsidiary, RBCF Holdings Inc., became a wholly-owned subsidiary of the Company. United’s wholly-owned banking subsidiary, ULB, is expected to merge with and into NBC during the first quarter of 2015. ULB had a total of five banking locations located in the greater Orlando area as of December 31, 2014. Upon consummation of the acquisition, United was merged with and into the Company, with the Company as the surviving entity in the merger. United’s common shareholders were entitled to elect to receive either 0.057794 shares of the Company’s common stock, or $1.30 in cash in exchange for each share of United’s common stock, or a combination stock and cash. The total amount of cash paid by the Company for cash elections was capped at $2,950,000 in the merger agreement. The Company paid cash for cash elections and cash in lieu of fractional shares totaling $2,953,884 and issued 1,617,027 shares of the Company’s common stock. The aggregate estimated value of the consideration given was $33,309,000. The Company recorded $5,719,000 of goodwill, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Approximately $272,000 of direct stock issuance costs for the acquisition were incurred and charged against additional paid in capital and other acquisition expenses of approximately $368,000 were charged directly to other noninterest expenses.

The acquisition of United was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

The following table presents the assets acquired and liabilities assumed of United as of December 15, 2014, at their initial fair value estimates:

	As Recorded	Fair Value		As Recorded
	By United	Adjustments		By the Company
Cash and cash equivalents	$37,072	—		37,072
Investment securities	26,376	(966	) a	25,410
Loans	154,334	(4,408	) b	149,926
Allowance for loan losses	2,162	(2,162	) c	—

Net loans	152,172	(2,246)		149,926
Premises and equipment, net	8,292	648	d	8,940
Core deposit intangible	—	1,776	e	1,776
Bank owned life insurance	2,151	—		2,151
Other real estate and repossessions	818	(260	) f	558
Other assets	7,269	125	g	7,394

Total Assets	$234,150	(923)		233,227

				—
Non-interest bearing	$50,007	—		50,007
Interest-bearing	150,539	—		150,539

Total Deposits	200,546	—		200,546
FHLB advances	4,865	9	h	4,874
Other liabilities	217	—		217

Total Liabilities	205,628	9		205,637

				—
Net identifiable assets acquired over liabilities assumed	28,522	(932)		27,590
Goodwill	—	5,719		5,719

Net assets acquired over liabilities assumed	$28,522	4,787		33,309

Consideration:
Shares of common stock issued	1,617,027
Estimated value per share of the Company’s stock	$18.72

Fair value of Company stock issued	30,271
Cash exchanged for shares and cash in lieu	2,954
Value of assumed stock options	84

Fair value of total consideration transferred	$33,309

Explanation of fair value adjustments

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.

b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.

c.	Adjustment reflects the elimination of United’s allowance for loan losses.

d.	Adjustment reflects the fair value adjustment on United’s main office location.

e.	Adjustment reflects the recording of core deposit intangible asset.

f.	Adjustment reflects the fair value adjustment based on the evaluation of the acquired other real estate and repossessed assets.

g.	Adjustment to record the deferred tax asset created by purchase adjustments.

h.	Adjustment reflects the fair value adjustment to the FHLB borrowings.

The discounts on loans will be accreted to interest income over the estimated average life of the loans using the level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

The following unaudited supplemental pro forma information is presented to show estimated results assuming CBI and United were acquired as of the beginning of each period presented. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2013 or 2014 and should not be considered as representative of future operating results.

	For The Year Ended December 31,
	2014	2013
Net interest income - pro forma (unaudited)	$42,281	$36,073
Net earnings - pro forma (unaudited)	$7,166	$5,401
Diluted earnings per common share (unaudited)	$0.96	$0.73

In many cases, determining the fair value of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations is related to the fair valuation of acquired loans. Acquired loans are initially recorded at their acquisition date fair values. The carryover of the allowance for loan losses is prohibited, as any credit losses in the loans are included in the determination of the

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions including the remaining life of the acquired loans, estimated prepayments, estimated value of the underlying collateral and net present value of cash flows expected to be collected. Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the acquirer will be unable to collect all contractually required payments are specifically identified and analyzed. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan.

Loans at the acquisition date are presented in the following table.

	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Commercial, financial, and agricultural	$929	22,274	23,203
Real estate - mortgage	6,844	105,361	112,205
Real estate - construction	918	7,377	8,295
Consumer	336	5,887	6,223

Total	$9,027	140,899	149,926

The following table presents information about the purchased credit-impaired loans at acquisition.

Contractually required principal and interest payments	$11,956
Non-accretable difference	2,929

Cash flows expected to be collected	9,027
Accretable discount	—

Fair value of loans acquired with a deterioration of credit quality	$9,027

The following table presents changes in the carrying amount of the accretable yield on acquired loans for the year ended December 31, 2014. The Company had no acquisitions prior to the year ended December 31, 2014.

2014
Balance, beginning of year	$—
Acquisition of United	1,480
Accretion	(13)
Net transfers from non-accretable difference to accretable yield	—

Balance, end of year	$1,467

(3)	Investment Securities

Investment securities available-for-sale at December 31, 2014 and 2013 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,501	—	—	1,501
Mortgage-backed securities	27,723	1,138	111	28,750
Municipal securities	4,408	279	6	4,681

Total investment securities available-for-sale	$33,632	1,417	117	34,932

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Mortgage-backed securities	$33,123	1,022	403	33,742
Municipal securities	4,409	59	198	4,270
Mutual fund	10,000	—	33	9,967

Total investment securities available-for-sale	$47,532	1,081	634	47,979

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

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

Details concerning investment securities with unrealized losses as of December 31, 2014 and 2013 are as follows:

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$—	—	—	—	—	—
Mortgage-backed securities	—	—	7,705	111	7,705	111
Municipal securities	—	—	494	6	494	6

	$—	—	8,199	117	8,199	117

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$8,409	403	—	—	8,409	403
Municipal securities	2,086	198	—	—	2,086	198
Mutual fund	9,967	33	—	—	9,967	33

	$20,462	634	—	—	20,462	634

At December 31, 2014, three out of thirteen mortgage-backed securities and one out of nine municipal securities were in a loss position. At December 31, 2013, three out of fourteen mortgage-backed securities, four out of nine municipal securities and the sole mutual fund were in a loss position. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management had the ability and intent to hold debt securities until maturity, no declines were deemed to be other than temporary as of December 31, 2014 and 2013.

During 2014, the Company sold investment securities for proceeds of $35,377,000 and realized a gross loss of $33,000 on those sales. During 2013, the Company sold investment securities for proceeds of $952,000 and realized a gross gain of $47,000 on those sales. During 2012, the Company did not sell any investment securities.

At December 31, 2014 and 2013, securities with a carrying value of approximately $34,633,000 and $35,206,000, respectively, were pledged to secure public deposits as required by law and for other purposes.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Municipal & U.S. Treasury securities:
0 to 5 years	$1,501	1,501
5 to 10 years	1,047	1,101
Over 10 years	3,361	3,580
Mortgage-backed securities	27,723	28,750

	$33,632	34,932

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

(4)	Loans

Major classifications of loans at December 31, 2014 and 2013 are summarized as follows:

	2014	2013
Commercial, financial, and agricultural	$131,657	115,005
Factored commercial receivables	82,600	—
Real estate - mortgage	577,268	403,053
Real estate - construction	83,663	58,372
Consumer	13,962	6,113
Leases	—	6

	889,150	582,549
Less: Unearned fees	429	547

Total loans and leases	888,721	582,002
Allowance for loan losses	(9,802)	(9,119)

Total net loans and leases	$878,919	572,883

The Banks grant loans and extensions of credit to individuals and a variety of businesses located in their general trade areas throughout Alabama and Florida, including metropolitan Birmingham, Huntsville, Lee County and Baldwin County in Alabama and metropolitan Orlando and Vero Beach in Florida. Through CBI, the Company also purchases receivables from transportation companies and automotive parts and service providers nationwide. Although the Banks have a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. Portfolio segments utilized by the Banks are identified below. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans and credit scores, debt-to-income, collateral type and loan-to-value ratios for consumer loans.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014, 2013 and 2012. The acquired loans are not included in the allowance for loan losses calculation, as these loans are recorded at fair value and there has been no further indication of credit deterioration that would require an additional provision.

	Commercial,	Factored
	financial, and	Commercial	Real estate -	Real estate -
	agricultural	receivables	mortgage	Construction	Consumer	Leases	Unallocated	Total
Balance, December 31, 2014
Balance, beginning of year	$1,398	—	4,449	964	243	—	2,065	9,119
Provisions charged to operating expense	61	978	988	(350)	298	—	(997)	978
Loans charged off	(3)	(656)	(429)	—	—	—	—	(1,088)
Recoveries	67	633	39	33	21	—	—	793

Balance, end of year	$1,523	955	5,047	647	562	—	1,068	9,802

Ending balance, individually evaluated for impairment	$—	473	350	50	—	—	—	873
Ending balance, collectively evaluated for impairment	1,523	482	4,697	597	562	—	1,068	8,929
Loans:
Individually evaluated for impairment	$—	1,605	2,078	198	—	—	—	3,881
Collectively evaluated for impairment	$130,656	80,995	568,363	82,551	13,627	—	—	876,192
Acquired loans with deteriorated credit quality	$1,001	—	6,827	914	335	—	—	9,077

	Commercial,	Factored
	financial, and	Commercial	Real estate -	Real estate -
	agricultural	receivables	mortgage	Construction	Consumer	Leases	Unallocated	Total
Balance, December 31, 2013
Balance, beginning of year	$1,158	—	5,093	497	170	3	3,099	10,020
Provisions charged to operating expense	(47)	—	864	162	58	(3)	(1,034)	—
Loans charged off	(32)	—	(1,557)	—	—	—	—	(1,589)
Recoveries	319	—	49	305	15	—	—	688

Balance, end of year	$1,398	—	4,449	964	243	—	2,065	9,119

Ending balance, individually evaluated for impairment	$—	—	—	—	—	—	—	—
Ending balance, collectively evaluated for impairment	$1,398	—	4,449	964	243	—	2,065	9,119
Loans:
Individually evaluated for impairment	$27	—	3,344	—	—	—	—	3,371
Collectively evaluated for impairment	$114,978	—	399,709	58,372	6,113	6	—	579,178

	Commercial,	Factored
	financial, and	Commercial	Real estate -	Real estate -
	agricultural	receivables	mortgage	Construction	Consumer	Leases	Unallocated	Total
Balance, December 31, 2012
Balance, beginning of year	$1,423	—	5,509	1,071	90	29	2,221	10,343
Provisions charged to operating expense	(435)	—	(397)	(303)	408	(25)	877	125
Loans charged off	(41)	—	(409)	(1,292)	(372)	—	—	(2,114)
Recoveries	211	—	391	1,021	43	—	—	1,666

Balance, end of year	$1,158	—	5,094	497	169	4	3,098	10,020

Ending balance, individually evaluated for impairment	$—	—	—	—	—	—	—	—
Ending balance, collectively evaluated for impairment	$1,158	—	5,094	497	169	4	3,098	10,020
Loans:
Individually evaluated for impairment	$—	—	244	—	—	—	—	244
Collectively evaluated for impairment	$92,147	—	302,873	36,267	10,030	413	—	441,730

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

The Banks individually evaluate for impairment all loans that are on nonaccrual status. Additionally, all troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral-dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance. During 2014 and 2013, the Banks did not modify any loans that would be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of December 31, 2014 and 2013. The purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2014	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$—	—	—	24
Factored commercial receivables	—	—	—	—
Real estate - mortgage	1,052	2,030	—	1,770
Real estate - construction	—	—	—	—
Consumer	—	—	—	—
Leases	—	—	—	—

Total	$1,052	2,030	—	1,794

Impaired loans with related allowance:
Commercial, financial, and agricultural	$—	—	—	—
Factored commercial receivables	1,605	1,605	473	321
Real estate - mortgage	1,026	1,026	350	205
Real estate - construction	198	198	50	40
Consumer	—	—	—	—
Leases	—	—	—	—

Total	$2,829	2,829	873	566

Total impaired loans:
Commercial, financial, and agricultural	$—	—	—	24
Factored commercial receivables	1,605	1,605	473	321
Real estate - mortgage	2,078	3,056	350	1,975
Real estate - construction	198	198	50	40
Consumer	—	—	—	—
Leases	—	—	—	—

Total	$3,881	4,859	873	2,360

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2013	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$27	236	—	2
Real estate - mortgage	3,344	4,429	—	2,075
Real estate - construction	—	—	—	—
Consumer	—	—	—	—
Leases	—	—	—	—

Total	$3,371	4,665	—	2,077

For the years ended December 31, 2014, 2013 and 2012, the Banks did not recognize a material amount of interest income on impaired loans.

During 2009, NBC purchased certain loans that had evidence of credit deterioration since origination, and management has determined that it is probable that they will not collect all contractually-required principal and interest payments. These loans were purchased at a discount, and this discount has been deemed a non-accretable difference, as it represents management’s estimate of the difference between the contractually required payments at acquisition and the cash flows expected to be collected over the respective lives of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reversal of the non-accretable difference with a positive impact on interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. The principal balance of the remaining loan was approximately $378,000 and $402,000 as of December 31, 2014 and 2013, respectively, and the non-accretable discount was approximately $71,000 at December 31, 2014 and 2013.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2014 and 2013 by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For CBI’s factored receivables, which are commercial trade credit rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables at 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, at which point it is charged against loans.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2014	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$—	—	—	—	131,657	131,657	—
Factored commercial receivables	6,327	1,013	217	7,557	75,043	82,600	—
Real estate - mortgage	191	1,963	1,572	3,726	573,542	577,268	4,133
Real estate - construction	198	—	—	198	83,465	83,663	676
Consumer	188	—	132	320	13,642	13,962	56
Leases	—	—	—	—	—	—	—

Total	$6,904	2,976	1,921	11,801	877,349	889,150	4,865

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2013	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$—	—	—	—	115,005	115,005	27
Real estate - mortgage	343	—	2,579	2,922	400,131	403,053	3,344
Real estate - construction	—	—	—	—	58,372	58,372	—
Consumer	—	—	—	—	6,113	6,113	—
Leases	—	—	—	—	6	6	—

Total	$343	—	2,579	2,922	579,627	582,549	3,371

The Banks categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Banks analyze loans individually by classifying the loans as to credit risk. This analysis is performed on a continuous basis. The Banks use the following definitions for their risk ratings:

Other Assets Especially Mentioned (“OAEM”): Weakness exists that could cause future impairment, including the deterioration of financial ratios, past due status and questionable management capabilities. Collateral values generally afford adequate coverage but may not be immediately marketable.

Substandard: Specific and well-defined weaknesses exist that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

Doubtful: Specific weaknesses characterized as Substandard that are severe enough to make collection in full unlikely. There is no reliable secondary source of full repayment. Loans classified as doubtful will usually be placed on non-accrual, analyzed and fully or partially charged off based on a review of any collateral and other relevant factors.

Loss: Specific weakness characterized as Doubtful that are severe enough to be considered uncollectible and of such minimal value that its continuance as an asset is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2014 and 2013, and based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

December 31, 2014	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$129,314	1,159	1,184	—	131,657
Factored commercial receivables	80,995	—	—	1,605	82,600
Real estate - mortgage	565,992	4,057	2,803	4,416	577,268
Real estate - construction	82,552	94	254	763	83,663
Consumer	13,192	201	477	92	13,962
Leases	—	—	—	—	—

Total	$872,045	5,511	4,718	6,876	889,150

December 31, 2013	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$111,828	1,257	1,893	27	115,005
Real estate - mortgage	392,568	3,829	3,312	3,344	403,053
Real estate - construction	58,372	—	—	—	58,372
Consumer	6,113	—	—	—	6,113
Leases	6	—	—	—	6

Total	$568,887	5,086	5,205	3,371	582,549

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

(5)	Premises and Equipment

Major classifications of premises and equipment as of December 31, 2014 and 2013 are summarized as follows:

	2014	2013
Land	$11,389	3,205
Building and improvements	12,525	6,500
Furniture and equipment	5,854	2,904
Leasehold improvement	3,045	2,377
Construction in process	1,348	4,136
Automobile	53	—

	34,214	19,122
Less accumulated depreciation	6,654	2,941

	$27,560	16,181

Depreciation expense amounted to approximately $836,000, $737,000 and $553,000 in 2014, 2013 and 2012, respectively.

(6)	Deposits

Time deposits greater than or equal to $250,000 totaled approximately $85,302,000 and $86,491,000 as of December 31, 2014 and 2013, respectively.

At December 31, 2014, contractual maturities of time deposits are summarized as follows:

2015	$107,492
2016	45,383
2017	30,051
2018	16,414
2019	6,867

$206,207

As of December 31, 2014, there was one customer with approximately $66,411,000 in deposits, or 7% of total deposits. As of December 31, 2013, there were two customers with approximately $72,250,000 in aggregate deposits, or 11% of total deposits.

At December 31, 2014, the Company had outstanding brokered certificates of deposits of $48,935,000 with an average weighted rate of 0.81%. The Company had no outstanding brokered certificates of deposits at December 31, 2012.

(7)	Federal Home Loan Bank Advances and Borrowings

At December 31, 2014 and 2013, the Company had advances outstanding from the FHLB that are summarized as follows:

Advance	Interest Basis	Current Rate	Maturity	Call or Conversion Date
$2,000	Fixed	4.06%	February 1, 2019	N/A
15,000	Fixed	1.04%	January 26, 2016	N/A
5,000	Fixed	3.96%	July 2, 2018	N/A

$22,000

As of December 31, 2014, the Company had outstanding unfunded standby letters of credit with the FHLB totaling $98,345,000.

The Company had pledged under blanket floating liens approximately $471,481,000 and $409,911,000 in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multi-family real estate as security for these advances and letters and possible future advances as of December 31, 2014 and 2013, respectively. The value of the pledged collateral, when using appropriate discount percentages as prescribed by the FHLB, equals or exceeds the advances and unfunded standby letters of credit outstanding. At December 31, 2014, the Company had approximately $111,032,000 in additional borrowing capacity under its borrowing arrangement with the FHLB.

The Company had available lines of credit for overnight borrowings totaling $84,600,000 at December 31, 2014.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

(8)	Income Taxes

The components of income tax expense for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Current	$2,607	409	71
Deferred	28	550	(240)
Expense of operating loss carryforwards	536	1,351	1,240
Change in valuation allowance	(12)	—	—

	$3,159	2,310	1,071

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Pretax income at statutory rate	$3,085	2,147	1,064
State income tax expense, net	224	251	125
Cash surrender value income	(83)	(80)	(66)
Tax exempt interest	(65)	(56)	(68)
Minority interest	(174)	—	—
Merger related expenses	111	—	—
Change in valuation allowance	(12)	—	—
Other	73	48	16

	$3,159	2,310	1,071

The following summarizes the components of deferred taxes at December 31, 2014 and 2013.

	2014	2013
Deferred income tax assets:
Loans and allowance for loan losses	$4,471	2,501
Accrued expenses	106	107
Operating loss carryforwards and credits	7,037	3,260
Premises and equipment	283	672
Capital loss carryforward	—	14
Non-accrual interest income	31	75
Stock-based compensation	479	347
Other real estate	99	32
Investment in pass through entity	208	—
Other	157	164

Total gross deferred income tax assets	12,871	7,172
Less valuation allowance	—	(12)

Net deferred income tax assets	12,871	7,160
Deferred income tax liabilities:
Unrealized gains on investment securities available-for-sale	455	156
Prepaid expenses	182	154
Core deposit intangible	668	—
Goodwill	122	—
Leases	—	93

Total gross deferred income tax liabilities	1,427	403

Net deferred income tax assets	$11,444	6,757

As of December 31, 2014, the Company has net operating loss carryforwards totaling approximately $18,850,000 for federal taxes and $12,300,000 for state taxes that will begin to expire in 2029 and 2024 for federal and state taxes, respectively, unless previously utilized. The federal operating loss carryforwards are subject to limitation under Internal Revenue Code §382, but are expected to be utilized within the carryforward period. A majority of the state net operating loss carryforwards are also subject to limitation under Internal Revenue Code §382. These net operating losses are also expected to be utilized during the carryforward period.

(9)	Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

In most cases, the Company requires collateral or other security to support financial instruments with credit risk.

	December 31,
	2014	2013
Financial instruments whose contract amounts represents credit risk:
Commitments to extend credit	$182,820	141,887
Stand-by and performance letter of credit	$8,085	4,066

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon an extension of credit, if deemed necessary by the Company, is based on management’s credit evaluation. The type of collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

Standby and performance letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company has entered into operating lease agreements for eight branch locations. At December 31, 2014, seven locations are open and one location is scheduled to open in February 2015. Total rent expense for 2014, 2013 and 2012 was approximately $445,000, $457,000 and $494,000, respectively. Future minimum rent on operating leases as of December 31, 2014 is as follows:

Year ending December 31,
2015	$739
2016	388
2017	311
2018	192
2019	—
Thereafter	—

$1,630

In the normal course of business, the Company may be named as defendant in certain litigation. Some of these matters may claim substantial damages. After consultation with outside legal counsel, management believes that resolution of these issues will not result in material adverse effect on the Company’s financial position or results of operations.

(10)	Derivative Financial Instruments and Hedging Transactions

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with certain of the Company’s fixed-rate loans. The Company has also entered into interest rate swap contracts with certain of its customers. To hedge the associated risk, the Company has entered into reciprocal interest rate swap agreements with a third party.

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. As of December 31, 2014 and 2013, the approximate fair values and notional amounts of the Company’s derivative instruments, as well as their location on the consolidated balance sheet, are included in the table below.

December 31, 2014	Balance Sheet Location	Fair Value	Notional Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(417)	16,674
Interest rate swaps with customers	Other Liabilities	$(7)	9,646
Reciprical interest rate swaps	Other Assets	$7	9,646

December 31, 2013	Balance Sheet Location	Fair Value	Notional Amount
Interest rate swaps designated as fair value hedges	Other Assets	$62	17,264
Interest rate swaps with customers	Other Liabilities	$(352)	10,018
Reciprical interest rate swaps	Other Assets	$352	10,018

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

During the year ended December 31, 2014, the Company recognized a loss of approximately $128,000 related to the ineffective portion of derivatives designated as fair value hedges. During the year ended December 31, 2013, the Company recognized a gain of approximately $16,000 related to the ineffective portion of derivatives designated as fair value hedges. The gain and loss are included in other income on the consolidated statement of earnings. There were no gains or losses recognized on fair value hedges during the year ended December 31, 2012.

(11)	Employee Benefit Plans

Equity Incentive Plan

During 2011, the Company adopted the National Commerce Corporation 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”). The 2011 Equity Incentive Plan was adopted to provide a means of enhancing and encouraging the recruitment and retention of individuals on whom the success of the Company depends. The 2011 Equity Incentive Plan provides for the grant of stock options, phantom stock, performance awards and restricted and unrestricted stock awards. A total of 500,000 shares were reserved for possible issuance under the plan.

The Company did not issue any stock options during 2014, 2013 or 2012, but during 2014 did assume 102,586 options in the acquisition of United.

A summary of activity in the outstanding stock options for the years ended December 31, 2014, 2013 and 2012 is presented below:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	220,500	$14.57	220,500	$14.57	220,500	$14.57
Granted	—	—	—	—	—	—
Assumed	102,586	23.45	—	—	—	—
Exercised	(1,000)	14.57	—	—	—	—
Forfeited	—	—	—	—	—	—

Oustanding, end of year	322,086	$17.40	220,500	$14.57	220,500	$14.57

Exercisable, end of year	322,086	$17.40	220,500	$14.57	220,500	$14.57

The options outstanding and exercisable at December 31, 2014 have a weighted average remaining contractual life of approximately six years. As of December 31, 2014, there was no unrecognized compensation expense, as all stock options immediately vested or the assumed options vested at the date of acquisition. No compensation expense related to stock options was recognized in 2014, 2013 or 2012.

During 2014, 2013 and 2012, the Company granted certain key employees performance share awards under the 2011 Equity Incentive Plan. The awards will vest over five years and the number of shares ultimately awarded is both fixed and variable. Some grants vest over time and ultimate the payout is fixed. Other awards are based on factors such as loan production and the Company’s performance relative to peers over time using metrics such as net income and asset quality. The Company will record total compensation expense equal to the amount of shares it expects to pay out at the end of the award period over the associated vesting period. The Company recognized $358,000, $293,000 and $112,000 in compensation expense related to performance share awards during 2014, 2013 and 2012, respectively. As of December 31, 2014, there was approximately $756,000 of unrecorded compensation expense related to the performance share awards.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

Defined Contribution Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 15% of salary income on a pre-tax or after-tax basis, subject to certain Internal Revenue Service limits. Effective January 1, 2013, the Company amended the plan to include a matching employer contribution equal to 50% of the first 3% deferred by eligible participants. During 2014 and 2013, the Company recognized matching contribution expense of approximately $119,000 and $142,000, respectively. Under the plan, the Company can also make additional discretionary contributions, as determined by the Board of Directors. The Company contributed $80,000 to the plan during 2012.

(12)	Related Party Transactions

The Company conducts transactions its with directors and executive officers, including companies in which such directors and executive officers have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans and deposits to other persons. At December 31, 2014 and 2013, deposits from directors, executive officers and their related interests aggregated approximately $24,746,000 and $8,737,000, respectively. These deposits were taken in the normal course of business at market interest rates. The following is a summary of activity for related party loans for 2014:

Balance at December 31, 2013	$518
New loans	268
Repayments	(210)
Changes in related parties	2,261

Balance at December 31, 2014	$2,837

(13)	Shareholders’ Equity

In connection with the Company’s formation and initial offering, 247,500 warrants for shares were issued to the organizers. The warrants were issued at the initial offering price of $20 per share and vested evenly over a five-year period. The warrants will be exercisable for a period of ten years following issuance, but generally no later than three months after the holder ceases to serve as a director. As of December 31, 2013, there were 30,000 warrants outstanding and exercisable, all of which were exercised during 2014.

In connection with the Company’s entry into the Vero Beach, Florida market area, the Company completed the sale of 163,485 shares of common stock at $18.35 per share in a private placement on August 8, 2014. The sale of common stock raised $2,972,000, net of offering expenses of $28,000.

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

(14)	Regulatory Matters

Banking regulations limit the amount of dividends that the Banks may pay without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. The Banks are currently not allowed to pay dividends until each becomes cumulatively profitable.

The Company and the Banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2014 and 2013, the most recent notification from the regulators categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Banks’ category.

The Company’s and its banking subsidiaries, NBC and ULB, actual capital amounts (in thousands) and ratios are also presented in the table below. ULB’s ratios are not presented as of December 31, 2013 as it was not acquired until December 15, 2014.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Capital (to Risk Weighted Assets)
National Commerce Corporation	$106,289	11.75%	$72,367	8.00%	N/A	N/A
National Bank of Commerce	$84,148	11.42%	$58,948	8.00%	$73,685	10.00%
United Legacy Bank	$18,731	11.31%	$13,249	8.00%	$16,561	10.00%
Tier 1 Capital (to Risk Weighted Assets)
National Commerce Corporation	$96,487	10.66%	$36,205	4.00%	N/A	N/A
National Bank of Commerce	$74,927	10.16%	$29,499	4.00%	$44,248	6.00%
United Legacy Bank	$18,731	11.31%	$6,625	4.00%	$9,937	6.00%
Tier 1 Capital (to Average Assets)
National Commerce Corporation	$96,487	10.68%	$36,137	4.00%	N/A	N/A
National Bank of Commerce	$74,927	8.57%	$34,972	4.00%	$43,715	5.00%
United Legacy Bank	$18,731	8.60%	$8,712	4.00%	$10,890	5.00%

As of December 31, 2013
Total Capital (to Risk Weighted Assets)
National Commerce Corporation	$92,718	15.83%	$46,847	8.00%	N/A	N/A
National Bank of Commerce	$91,918	15.71%	$46,803	8.00%	$58,504	10.00%
Tier 1 Capital (to Risk Weighted Assets)
National Commerce Corporation	$85,376	14.58%	$23,423	4.00%	N/A	N/A
National Bank of Commerce	$84,583	14.46%	$23,402	4.00%	$35,103	6.00%
Tier 1 Capital (to Average Assets)
National Commerce Corporation	$85,376	12.18%	$28,043	4.00%	N/A	N/A
National Bank of Commerce	$84,583	12.07%	$28,042	4.00%	$35,053	5.00%

In July 2013, the federal banking regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. The rule establishes a new common equity Tier 1 minimum capital requirement, increases the minimum capital ratios and assigns a higher risk weight to certain assets based on the risk associated with these assets. The final rule includes transition periods that generally implement the new regulations over a five-year period. These changes are being phased in as of January 2015, and while management continues to evaluate this final rule and its potential impact, preliminary assessments indicate that the Banks and the Company will continue to exceed all regulatory capital requirements under the new rule.

(15)	Fair Value Measurements and Disclosures

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

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

Cash and Cash Equivalents

For disclosure purposes, for cash, due from banks, interest-bearing deposits, and federal funds sold, the carrying amount is a reasonable estimate of fair value.

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

Loans and Mortgage Loans Held-for-Sale

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2014 and 2013, impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

For disclosure purposes, the fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. Mortgage loans held-for-sale are carried at cost, which is a reasonable estimate of fair value.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

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

Deposits

For disclosure purposes, the fair value of demand deposits, NOW and money market accounts, and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-rate maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

For disclosure purposes, the fair value of the FHLB advances is based on the quoted value for similar remaining maturities provided by the FHLB.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value on a recurring basis. The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves derived from observable market interest rate curves).

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

December 31, 2014	Level 1	Level 2	Level 3	Total
U.S. Treasury securities	$1,501	—	—	1,501
Mortgage-backed securities	—	28,750	—	28,750

Municipal securities	—	4,681	—	4,681

Total investment securities available-for-sale	$1,501	33,431	—	34,932

Derivative assets	$—	105	—	105

Derivative liability	$—	425	—	425

December 31, 2013	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$—	33,742	—	33,742
Municipal securities	—	4,270	—	4,270
Investment in mutual fund	—	9,967	—	9,967

Total investment securities available-for-sale	$—	47,979	—	47,979

Derivative assets	$—	493	—	493

Derivative liability	$—	352	—	352

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2014 and 2013.

December 31, 2014	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$—	—	1,380	1,380
Impaired loans	—	—	4,865	4,865

December 31, 2013	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$—	—	845	845
Impaired loans	—	—	3,371	3,371

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013 were as follows:

	Carrying	Estimated Fair Value
December 31, 2014	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$123,435	123,435	—	—
Investment securities available-for-sale	34,932	1,501	33,431	—
Other investments	5,421	—	5,421	—
Loans, net	878,919	—	873,125	4,865
Mortgage loans held-for-sale	9,329	—	9,329	—
Bank owned life insurance	10,641	—	10,640	—
Derivative assets	105	—	105	—
Liabilities:
Deposits	971,060	—	949,621	—
Federal Home Loan Bank advances	22,000	—	22,677	—
Derivative liability	425	—	425	—

	Carrying	Estimated Fair Value
December 31, 2013	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$124,136	124,136	—	—
Investment securities available-for-sale	47,979	—	47,979	—
Other investments	4,482	—	4,482	—
Loans, net	572,883	—	566,207	3,371
Mortgage loans held-for-sale	7,159	—	7,159	—
Bank owned life insurance	8,247	—	8,247	—
Derivative assets	493	—	493	—
Liabilities:
Deposits	678,031	—	674,070	—
Federal Home Loan Bank advances	22,000	—	22,743	—
Derivative liability	352	—	352	—

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

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

(16)	National Commerce Corporation (Parent Company Only) Financial Information

Balance Sheets

December 31, 2014 and 2013

	2014	2013
Assets
Cash and due from banks	$829	805
Investment in subsidiaries	133,909	87,609
Other assets	1,557	535

Total assets	$136,295	88,949

Liabilities and Shareholders’ Equity
Other liabilities	$134	10

Total liabilities	134	10

Commitments
Shareholders’ equity:
Common stock	75	5,730
Additional paid-in capital	131,455	91,774
Accumulated deficit	(3,453)	(8,856)
Accumulated other comprehensive income	845	291

Total shareholders’ equity attributable to NCC	128,922	88,939
Noncontrolling interest	7,239	—

Total shareholders’ equity	136,161	88,939

Total liabilities and shareholders’ equity	$136,295	88,949

Statements of Earnings

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Income	$—	—	—
Other expense	458	123	97

Total expenses	458	123	97

Loss before equity in undistributed earnings of subsidiaries	(458)	(123)	(97)
Equity in undistributed earnings of subsidiaries	5,764	4,079	2,117
Income tax benefit	97	50	37

Net earnings	$5,403	4,006	2,057

Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash flows from operating activities:
Net earnings	$5,403	4,006	2,057
Adjustments to reconcile net earnings to net cash used by operating activities
Equity in undistributed earnings of subsidiaries	(5,764)	(4,079)	(2,117)
Depreciation	1	—	—
Deferred income tax expense (benefit)	162	(81)	(37)
Change in other assets	(285)	—	—
Change in other liabilities	121	10	(25)

Net cash used by operating activities	(362)	(144)	(122)

Cash flows from investing activities
Cash paid in acquisition	(3,201)	—	—

Net cash used by financing activities	(3,201)	—	—

Cash flows from financing activities
Proceeds from stock offerings, net of offering expenses of $28	2,972	—	—
Proceeds from exercise of stock options and warrants	615	—	—

Net cash provided by financing activities	3,587	—	—

Net change in cash	24	(144)	(122)

Cash at beginning of year	805	949	1,071

Cash at end of year	$829	805	949

(17)	Segment Reporting

The Company’s three reportable segments represent distinct product lines and are viewed separately for strategic planning purposes and internal reporting. The 2014 totals include the receivable factoring results for four months, as NBC acquired CBI on August 29, 2014. There are no amounts to report for this segment during 2013 and 2012. The following table is a reconciliation of the reportable segment revenues, expenses and profit to the Company’s consolidated totals.

	Retail and Commercial Banking	Mortgage Division (1)	Receivables Factoring	Elimination Entries (2)	Total
Twelve Months Ended December 31, 2014:
Interest income	$27,144	410	4,345	(557)	31,342
Interest expense	2,746	123	731	(731)	2,869

Net interest income	24,398	287	3,614	174	28,473
Provision for loan and lease losses	—	—	804	174	978
Noninterest income	811	4,199	22	—	5,032
Noninterest expense	18,048	3,681	1,724	—	23,453

Net earnings before tax & noncontrolling interest	7,161	805	1,108	—	9,074
Income tax expense	2,627	306	226	—	3,159
Noncontrolling interest	—	—	(512)	—	(512)

Net earnings attributable to National Commerce Corporation	$4,534	499	370	—	5,403

Total assets as of December 31, 2014	$1,099,191	9,329	105,330	(75,424)	1,138,426

Twelve Months Ended December 31, 2013:
Interest income	$22,893	419	—	—	23,312
Interest expense	2,471	142	—	—	2,613

Net interest income	20,422	277	—	—	20,699
Provision for loan and lease losses	—	—	—	—	—
Noninterest income	617	4,685	—	—	5,302
Noninterest expense	15,819	3,866	—	—	19,685

Net earnings before tax & noncontrolling interest	5,220	1,096	—	—	6,316
Income tax expense	1,894	416	—	—	2,310
Noncontrolling interest	—	—	—	—	—

Net earnings attributable to National Commerce Corporation	$3,326	680	—	—	4,006

Total assets as of December 31, 2013	$784,622	7,159	—	—	791,781

Twelve Months Ended December 31, 2012:
Interest income	$19,517	435	—	—	19,952
Interest expense	3,128	152	—	—	3,280

Net interest income	16,389	283	—	—	16,672
Provision for loan and lease losses	125	—	—	—	125
Noninterest income	760	3,905	—	—	4,665
Noninterest expense	14,912	3,172	—	—	18,084

Net earnings before tax & noncontrolling interest	2,112	1,016	—	—	3,128
Income tax expense	685	386	—	—	1,071
Noncontrolling interest	—	—	—	—	—

Net earnings attributable to National Commerce Corporation	$1,427	630	—	—	2,057

Total assets as of December 31, 2012	$679,523	13,836	—	—	693,359

(1)	Noninterest income for mortgage division includes intercompany income allocation.
(2)	Entry to remove intercompany interest allocated to the receivables factoring segment and other purchase related adjustments. For segment reporting purposes, we allocate a funding cost of Fed Funds plus 2.5% to the factoring segment.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except per share data)

(18)	Goodwill and Intangible Assets

During 2014, the Company recorded goodwill of $23,115,000 associated with the CBI acquisition and $5,719,000 on the United acquisition. In addition to the goodwill recorded for United, the Company recorded a core deposit intangible asset of $1,776,000. The core deposit intangible asset will be amortized using an accelerated method over seven years. At December 31, 2014, the gross amount of recorded core deposit intangibles was $1,776,000 with accumulated amortization of $19,000. The aggregate amount of amortization expense for intangible assets during 2014 was $19,000.

The estimated amortization expense for each of the next five years is as follows:

2015	$441
2016	378
2017	314
2018	251
2019	187
Thereafter	186

$1,757

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

National Commerce Corporation and subsidiaries

Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of National Commerce Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Commerce Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

Atlanta, Georgia

February 20, 2015

235 Peachtree Street NE  |  Suite 1800  |  Atlanta, Georgia 30303  |  Phone 404.588.4200  |  Fax 404.588.4222

Selected Quarterly Financial Data (Unaudited)

	2014 Quarter Ended
(Dollars in thousands, except per share information)	December 31,	September 30,	June 30,	March 31,
Statement of Income Data
Interest income	$10,578	$8,107	$6,449	$6,208
Interest expense	846	730	634	659
Net interest income	9,732	7,377	5,815	5,549
Provision for loan losses	826	152	—	—
Other noninterest income	1,419	1,320	1,326	967
Other noninterest expense (1)	7,156	5,981	5,435	4,881
Income before income taxes	3,169	2,564	1,706	1,635
Income tax expense	1,158	841	568	592
Net income before minority interest	2,011	1,723	1,138	1,043
Net income attributable to minority interest	304	208	—	—
Net income to common shareholders	1,707	1,515	1,138	1,043
Net earnings per share	$0.27	$0.26	$0.20	$0.18
Diluted net earnings per share	0.27	0.26	0.20	0.18
(1) Includes merger-related expenses of $246 thousand, $262 thousand, $146 thousand and $8 thousand for the quarters ended December 31, September 30, June 30 and March 31, 2014, respectively.

	2013 Quarter Ended
(Dollars in thousands, except per share information)	December 31,	September 30,	June 30,	March 31,
Statement of Income Data
Interest income	$6,235	$6,101	$5,706	$5,270
Interest expense	636	639	650	688
Net interest income	5,599	5,462	5,056	4,582
Provision for loan losses	—	—	—	—
Other noninterest income	1,156	1,392	1,425	1,329
Other noninterest expense (1)	4,450	5,245	5,061	4,929
Income before income taxes	2,305	1,609	1,420	982
Income tax expense	856	591	520	343
Net income before minority interest	1,449	1,018	900	639
Net income attributable to minority interest	—	—	—	—
Net income to common shareholders	1,449	1,018	900	639
Net earnings per share	$0.25	$0.18	$0.16	$0.11
Diluted net earnings per share	0.25	0.18	0.16	0.11

(1) Includes merger-related expenses of $49 thousand, $178 thousand, $20 thousand and $10 thousand for the quarters ended December 31, September 30, June 30 and March 31, 2013, respectively.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

The following table sets forth the name, age, and position, as of December 31, 2014, of the individuals who currently serve as our executive officers and directors.

Name	Age	Position	Director Since
John H. Holcomb, III	63	Director, Chairman of the Board of Directors and Chief Executive Officer	2010

Richard Murray, IV	52	Director, President and Chief Operating Officer	2010

William E. Matthews, V	50	Director, Vice Chairman of the Board of Directors and Chief Financial Officer	2010

John R. Bragg	53	Executive Vice President – Bank Operations

M. Davis Goodson, Jr.	42	Executive Vice President and Senior Lender – NBC

William R. Ireland, Jr.	57	Executive Vice President and Chief Risk Management Officer – NBC

Robert B. Aland	52	Birmingham President – NBC

James R. Thompson, III	55	President and Chief Executive Officer of Corporate Billing

Bobby A. Bradley	65	Director	2010

R. Holman Head	58	Director	2013

Jerry D. Kimbrough	63	Director	2004*

C. Phillip McWane	57	Director	2010

G. Ruffner Page, Jr.	55	Director	2010

W. Stancil Starnes	66	Director	2010

Temple W. Tutwiler, III	61	Director	2013

Russell H. Vandevelde, IV	48	Director	2004*

Donald F. Wright	72	Director	2014

*	Service commenced in 2004 as a member of the board of directors of Red Mountain Bank, N.A.

Below is certain information regarding our executive officers’ and directors’ individual experience, qualifications, attributes, and skills and brief statements of those aspects of our directors’ backgrounds that led us to conclude that they should serve as directors.

John H. Holcomb, III was appointed to our board of directors in 2010. Mr. Holcomb has served as Chairman of our board of directors and our Chief Executive Officer since October 2010 and has served as Chairman of the board of directors of NBC since October 2010. From October 2010 until June 2012, Mr. Holcomb also served as Chief Executive Officer of NBC. Mr. Holcomb previously served as Chairman of the board of directors and Chief Executive Officer of ALAB from 1996 until it was acquired in 2008. Since October 2010, Mr. Holcomb has also served as a Managing Member of CIG, which was our majority stockholder prior to its dissolution on December 31, 2014. Mr. Holcomb has served in senior executive positions with us and NBC since 2010, providing him with extensive knowledge of our operations.

Richard Murray, IV was appointed to our board of directors in 2010. Mr. Murray has served as our President and Chief Operating Officer since October 2010 and President and Chief Executive Officer of NBC since June 2012. From October 2010 until June 2012, Mr. Murray served as President and Chief Operating Officer of NBC. Mr. Murray previously served as President and Chief Operating Officer of ALAB from 2000 until it was acquired in 2008, and then as Regional President (Alabama and Florida) of RBC Bank (USA) from February 2008 until July 2009. Mr. Murray has served in senior executive positions with us and NBC since 2010, providing him with extensive knowledge of our operations.

William E. Matthews, V was appointed to our board of directors in 2010. Mr. Matthews has served as Vice Chairman of the board of directors and NBC since June 2012 and as our and NBC’s Chief Financial Officer since November 2011. He served as Executive Vice President of NCC and NBC from November 2011 until June 2012. Mr. Matthews previously served as Executive Vice President and Chief Financial Officer of ALAB from 1998 until it was acquired in 2008, and then as Chief Financial Officer of RBC Bank (USA) until March 2009. From March 2009 until October 2011, Mr. Matthews was a partner in New Capital Partners, a private equity firm based in Birmingham, Alabama. Our board of directors believes that Mr. Matthews’ extensive experience as a chief financial officer of various banks contributes valuable experience to our board of directors.

John R. Bragg has served as Executive Vice President – Bank Operations of NCC and NBC since October 2010. Mr. Bragg previously served as Executive Vice President of ALAB from 1995 until it was acquired in 2008, and then served as Senior Vice President – Bank Operations of RBC Bank (USA) from February 2008 until June 2009.

M. Davis Goodson, Jr. has served as Executive Vice President and Senior Lender of NBC since May 2011. Mr. Goodson previously served as Senior Vice President and Senior Lender of NBC from October 2010 until April 2011. Mr. Goodson served in various commercial loan officer and commercial banking manager positions beginning in May 1994, including as Commercial Banking Manager of RBC Bank (USA) from July 2006 until June 2009.

William R. Ireland, Jr. has served as Executive Vice President and Chief Risk Management Officer of NBC since October 2010. Mr. Ireland previously served as Director of Credit Review of RBC Bank (USA) from July 2008 until February 2010 and as Director, Risk Management and Strategic Initiatives of RBC Bank (USA) from February 2008 until July 2008. Mr. Ireland served as Executive Vice President, Chief Risk Management Officer, of ALAB from 2004 until it was acquired in 2008.

Robert B. Aland has served as Birmingham Market President of NBC since October 2010. Mr. Aland previously served as Birmingham Market President of RBC Bank (USA) from February 2008 until June 2009, and as Birmingham Market President of First American Bank, ALAB’s largest subsidiary bank, from 2005 until February 2008.

James R. (“Skip”) Thompson, III has served as President and Chief Executive Officer of Corporate Billing since 2009. Mr. Thompson previously served as Chief Executive Officer of First American Bank, ALAB’s largest subsidiary bank, for approximately 10 years, from 1999 until 2008.

Bobby A. Bradley was appointed to our board of directors in 2010. Ms. Bradley currently serves as Managing Partner of Lewis Properties, LLC, a real estate investment company, Managing Partner of Anderson Investments, LLC, a technology business investment company, and Managing Partner of Genesis II, a family business designed to support various philanthropic and investment efforts. Ms. Bradley previously served as Chief Executive Officer of Computer Systems Technology, Inc. from 1989 until 2003, and then served as Group Manager of Science Applications International Corporation (SAIC) until 2004. Ms. Bradley also served on the board of directors of ALAB from 2005 until it was acquired in 2008. Our board of directors believes that Ms. Bradley’s skills and professional experience in a variety of operational and leadership roles give her a wide range of knowledge on topics important to our business and operations and contributes important insight to our board of directors.

R. Holman Head was appointed to our board of directors in 2013. Mr. Head currently serves as President and Chief Operating Officer of O’Neal Industries, the largest family-owned group of metals service centers in the United States. Mr. Head has been employed by O’Neal Industries in various positions since 1980. Mr. Head is also a partner and officer of Sigma Investments, a private investment company. Mr. Head’s extensive experience as a senior executive officer of a corporation adds valuable expertise and insight to our board of directors.

Jerry D. Kimbrough was appointed to our board of directors in 2004. Mr. Kimbrough is a certified public accountant and a senior member of the accounting firm of Warren Averett, LLC located in Birmingham, Alabama. Warren Averett, LLC is the largest independent accounting firm in Alabama and ranks in the top 30 accounting firms in the United States. Mr. Kimbrough’s 40 years of experience as a public accountant, as well as his years of experience as our director, add valuable expertise and insight to our board of directors.

C. Phillip McWane was appointed to our board of directors in 2010. Mr. McWane has served as Chairman of McWane, Inc., a pipe and valve manufacturing and technology company, since 1999. Mr. McWane has been employed by McWane, Inc. in various positions since 1980. Mr. McWane also served on the board of directors of ALAB from 1995 until it was acquired in 2008. Mr. McWane’s 15 years of experience as a senior executive of a corporation adds valuable expertise and insight to our board of directors.

G. Ruffner Page, Jr. was appointed to our board of directors in 2010. Mr. Page has served as President of McWane, Inc., a pipe and valve manufacturing and technology company, since 1999. Mr. Page previously served as Executive Vice President of National Bank of Commerce, a subsidiary of Alabama National BanCorporation, from 1989 until 1995, at which time he accepted employment at McWane, Inc. Mr. Page also served on the board of directors of ALAB from 1995 until it was acquired in 2008. Mr. Page’s experience as a senior banking executive and a senior executive of McWane, Inc. gives him a wide range of knowledge on topics important to the banking business and contributes valuable experience and insight to our board of directors.

W. Stancil Starnes was appointed to our board of directors in 2010. Mr. Starnes currently serves as Chairman of the Board of Directors and Chief Executive Officer of ProAssurance Corporation, a public holding company for property and casualty insurance companies focused on professional liability insurance. Mr. Starnes practiced law from 1972 until October 2006 and then served as President of Corporate Planning and Administration for Brasfield & Gorrie until May 2007. Mr. Stames currently serves as a director of Infinity Property and Casualty Corporation, a public insurance holding company based in Birmingham, Alabama, where he serves on the audit, compensation, and executive committees. He also served on the board of directors of ALAB from 1995 until it was acquired in 2008. Mr. Starnes has gained valuable insight into the operation and governance of companies through his more than 30 years of legal experience and his management experience with various companies, including public companies.

Temple W. Tutwiler, III was appointed to our board of directors in 2013. Mr. Tutwiler serves as President of Shades Creek Real-Estate & Investment Co. and as a general partner in Tutwiler Properties, Ltd., and serves as an officer of or partner in other family-controlled entities. Mr. Tutwiler has more than 30 years of experience in managing and developing real estate in central Alabama, as well as managing stock and bond portfolios. Mr. Tutwiler also served on the board of directors of First American Bank, ALAB’s largest subsidiary bank, from 1995 until 2008. Our board of directors believes that Mr. Tutwiler’s skills and professional experience in a variety of operational and leadership roles in the real estate and banking industries give him a wide range of knowledge on topics important to our business and operations and contributes valuable experience and insight to our board of directors.

Russell H. Vandevelde, IV was appointed to our board of directors in 2004. Mr. Vandevelde currently serves as Chief Executive Officer and is a founding member of Executive Benefits Specialists, LLC, an organization specializing in the design, implementation, and administration of benefit plans for financial institutions, with a concentration in community banks. Mr. Vandevelde served as Chairman of our board of directors from approximately May 2009 until October 2010. Our board of directors believes that Mr. Vandevelde’s 15 years as a consultant to financial institutions, as well as his experience as our director, add valuable expertise and insight to our board of directors.

Donald F. Wright was appointed to our board of directors in December 2014 in connection with the completion of our acquisition of United. Mr. Wright has more than 40 years of experience as a lawyer and is currently a senior partner in the law firm of Wright, Fulford, Moorhead & Brown, P.A. Mr. Wright served as a member of the board of directors of United from February 2010 until December 2014, at which time he joined our board of directors following our acquisition of United. Mr. Wright serves on our board of directors and the boards of directors of NBC and ULB. Our board of directors believes that Mr. Wright’s extensive experience as a practicing attorney, during which period he has advised a number of companies on a variety of issues, provides a unique and valuable perspective to our board of directors.

Board Size and Composition

Our certificate of incorporation and bylaws provide that our board of directors will consist of up to 20 directors, with the precise number of directors being determined by our board of directors from time to time. We currently have 12 directors. Our directors are elected for a one-year term and hold office until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

Leadership Structure

Mr. Holcomb currently serves as the Chairman of our board of directors and as our Chief Executive Officer. Our board of directors does not have a fixed policy regarding combining the roles of the Chairman and the Chief Executive Officer because it believes that it is in the best interests of our Company to have the flexibility to determine, from time to time, whether the positions should be held by the same person or by separate persons based on the leadership needs of our board of directors and the Company at any particular time. Our board of directors believes that, at this time, having Mr. Holcomb serve in both roles is the most effective leadership structure for our board of directors and is in the best interests of us and our stockholders. In making this determination, our board of directors considered (among other things):

•	Mr. Holcomb’s proven leadership ability and knowledge of our business and operations;

•	that combining these roles provides clear leadership for our board of directors and management, which facilitates development and execution of our strategic initiatives and business plans;

•	that combining these roles demonstrates to our employees, customers, and other stakeholders our board of directors’ confidence in Mr. Holcomb’s leadership;

•	the fact that nine of our other directors are “independent directors,” as defined in NASDAQ Marketplace Rule 5605(a)(2);

•	the fact that our other directors are diligent and active in their service as directors; and

•	the effectiveness of our governance structure and processes.

Because the positions of Chairman and Chief Executive Officer are held by the same person, our board of directors has designated G. Ruffner Page, Jr. to serve as lead independent director, effective as of January 22, 2015. As lead independent director, Mr. Page will preside over periodic meetings of our independent directors, serve as a liaison between our Chief Executive Officer and the independent directors and perform such additional duties as our board of directors may otherwise determine and delegate.

Meetings and Committees of Our Board of Directors

Our board of directors conducts its business through meetings of the full board of directors and its committees. Board committees include an audit committee, a compensation committee, a nominating and corporate governance committee, and an executive committee. The audit and compensation committees were established by our board of directors on July 17, 2014, the nominating and corporate governance committee was established by our board of directors on October 16, 2014, and the executive committee was established by our board of directors on December 20, 2011. During 2014, our board of directors held 12 meetings. Additionally, the audit committee met 2 times, the compensation committee met 1 time, the nominating and corporate governance committee did not meet, and the executive committee met 1 time.

Audit Committee

The audit committee is responsible for, among other things, the selection, engagement, retention, and compensation of our independent accountants, and the resolution of any disagreements with our independent accountants; the selection, engagement, retention, and compensation of our internal auditing firm; reviewing the audit plan of our independent accountants, the scope and results of their audit engagement, and the accompanying management letter, if any; reviewing the scope and results of our internal auditing; consulting with the independent accountants and management with regard to our accounting methods and principles and the adequacy of our internal financial controls; the preparation of any reports required of an audit committee under the rules of the SEC; review of major issues regarding financial statement presentations; the review and approval of related party transactions; pre-approving all audit and permissible non-audit services provided by the independent accountants; reviewing the independence of the independent accountants; and reviewing the range of the independent accountants’ audit and non-audit fees. The audit committee charter is available on NBC’s website at www.nationalbankofcommerce.com, under the “Investor Relations” tab.

The current members of our audit committee are Jerry D. Kimbrough (Chairman), Bobby A. Bradley, R. Holman Head, and Temple W. Tutwiler, III. Our board of directors has determined that (i) each member of our audit committee is an “independent director” as defined in NASDAQ Marketplace Rule 5605(a)(2), (ii) Ms. Bradley, Mr. Head, and Mr. Tutwiler satisfy the heightened independence standards of NASDAQ Marketplace Rule 5605(c)(2)(A)(ii) and SEC Rule 10A-3, (iii) each member of our audit committee is financially literate under the rules and regulations of the NASDAQ Stock Market and the SEC; and (iv) Mr. Kimbrough meets the criteria specified under applicable SEC regulations for an “audit committee financial expert,” as defined in the SEC rules, and satisfies the financial sophistication requirements of the NASDAQ Stock Market.

Compensation Committee

Our compensation committee is responsible for, among other duties as may be directed by our board of directors, reviewing the performance of, and determining and recommending to our board of directors the compensation of, our Chief Executive Officer; reviewing corporate goals relevant to the compensation of our Chief Executive Officer; making recommendations to our board of directors regarding the compensation of all of our executive officers; and reviewing and administering our employee benefit plans and incentive compensation plans, including making grants under those plans. The compensation committee also reviews and approves certain compensation information that we will include in our proxy statements and annual report filings; reviews any employment agreements and any severance arrangements or plans of our executive officers; determines stock ownership guidelines for our executive officers and directors and monitors compliance therewith; reviews and recommends director compensation; and engages and consults with outside compensation consultants, legal counsel, and other advisors as the committee deems necessary. The compensation committee charter is available on NBC’s website at www.nationalbankofcommerce.com, under the “Investor Relations” tab.

The current members of the compensation committee are G. Ruffner Page, Jr. (Chairman), R. Holman Head, W. Stancil Starnes, and Russell H. Vandevelde, IV. Our board of directors has determined that each member of the compensation committee satisfies the independence standards of NASDAQ Marketplace Rule 5605(d)(2)(A) for purposes of serving on a compensation committee, including being an “independent director” as defined in NASDAQ Marketplace Rule 5605(a)(2).

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other duties as may be directed by our board of directors, determining the qualifications, qualities, skills, and other expertise required to be a director; developing and recommending to our board of directors criteria to be considered in selecting nominees for director; identifying and screening individuals qualified to become directors; and making recommendations to our board of directors regarding changes in the size of our board of directors and the selection and approval of nominees for director to be submitted to a stockholder vote at annual meetings of stockholders. This committee also is charged with developing and overseeing Corporate Governance Guidelines; developing a process for an annual evaluation of our board of directors and its committees and overseeing such evaluations; reviewing our board committee structure; monitoring communications from stockholders; and reviewing and making recommendations to our board of directors with respect to succession plans for our senior management. The nominating and corporate governance committee charter is available on NBC’s website at www.nationalbankofcommerce.com, under the “Investor Relations” tab.

The current members of our nominating and corporate governance committee are W. Stancil Starnes (Chairman), G. Ruffner Page, Jr., and Temple W. Tutwiler, III. Our board of directors has determined that each member of the nominating and corporate governance committee is an “independent director” as defined in NASDAQ Marketplace Rule 5605(a)(2).

Executive Committee

The executive committee is authorized to exercise the authority of our board of directors between board meetings, subject to certain limitations. Although the executive committee generally has authority to exercise all powers and authority of the full board of directors in the management and direction of our business and affairs, the executive committee may not approve, adopt, or recommend to the stockholders any action or matter (other than the election or removal of directors) expressly required by law to be submitted to stockholders for approval, nor may it adopt, amend, or repeal any of our bylaws. The executive committee does not have a charter. Current members of the executive committee include G. Ruffner Page, Jr. (Chairman), C. Phillip McWane, John H. Holcomb, III, Richard Murray, IV, and William E. Matthews, V.

Board of Directors’ Role in Risk Oversight

Our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Our board of directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value.

Nominations

Any stockholder of our outstanding capital stock entitled to vote on the election of directors also may nominate individuals for election to our board of directors. Nominations, other than those made by our board of directors, must be in writing and must be delivered or mailed to our Secretary no earlier than 150 nor later than 120 days prior to the first anniversary of the prior year’s annual meeting of stockholders; however, if the date of the annual meeting is more than 30 days before or 70 days after such anniversary, or if no annual meeting was held in the preceding year, notice must be received no earlier than 150 days before nor less than 120 days before the annual meeting, unless the first public announcement of the date of such meeting is less than 130 days before the date of such annual meeting, in which case notice must be received no later than the tenth day following the day on which such announcement is made. Written nominations by stockholders must contain, to the extent known to the nominating stockholder, the name and address of each proposed nominee, the principal occupation of each proposed nominee, the name and address of the nominating stockholder, the number of shares of capital stock owned by the nominating stockholder, and certain other information set forth in our bylaws. Nominations not made in accordance with these requirements may be disregarded by the chairman of the meeting, and votes for such nominees disregarded.

On January 22, 2015, our nominating and corporate governance committee adopted, and our board of directors approved, corporate governance guidelines specifying the procedures to be followed and criteria to be considered in identifying and evaluating nominees. Under the guidelines, the criteria to be used by the nominating and corporate governance committee in evaluating potential directors should include relevant experience, intelligence, independence, commitment, integrity, diligence, conflicts of interest, age, compatibility with our management team and culture, prominence, understanding of our business, the ability to act in the interests of all stockholders and other factors that the committee may deem relevant, including issues of diversity. The goal of the committee is to identify and nominate a group of directors that will provide a significant composite mix of experience, knowledge and abilities and will allow the board to fulfill its responsibilities. Any individuals proposed by our stockholders to be included by our board for inclusion in its slate of nominees for director will be evaluated by following substantially the same process, and applying substantially the same criteria, as for candidates submitted by board members.

Additional Information Concerning Directors

Our directors serve one-year terms. With the exception of Donald F. Wright, none of the directors or executive officers was selected pursuant to any arrangement or understanding, other than with our directors and executive officers acting within their capacities as such. Under the terms of our merger agreement with United, Mr. Wright will serve until our 2015 annual meeting of stockholders and will be nominated for election at the first two annual meetings of our stockholders following the effective date of the merger (December 15, 2014), unless he is disqualified from service as a director based on the occurrence of certain specified events. Except for the relationship between R. Holman Head and G. Ruffner Page, Jr. as brothers-in-law, there are no family relationships between our directors and executive officers. None of our directors or executive officers serves as a director of any company that has a class of securities registered under, or that is subject to the periodic reporting requirements of, the Exchange Act, or any investment company registered under the Investment Company Act of 1940, other than Mr. Starnes, who serves as Chairman and Chief Executive Officer of ProAssurance Corporation, which company has a class of securities registered under, and is subject to the periodic reporting requirements of, the Exchange Act. None of our directors or executive officers has been involved in any legal proceedings during the past 10 years that are material to an evaluation of the ability or integrity of any of our directors or executive officers or in which such director or officer had or has a material interest adverse to us or any of our subsidiaries. The principal occupation and employment during the past five years of each of our directors and executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. The stock ownership with respect to each of our directors and executive officers is set forth in the table entitled “Security Ownership of Certain Beneficial Owners and Management” under Item 12 below.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent (10%) of our common stock, to file reports with the SEC with respect to their ownership of Company common stock and changes in such ownership. Copies of these reports must also be provided to the Company. Based on our review of these reports, we believe that, during the year ended December 31, 2014, all reports required to be filed during such year were filed on a timely basis.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics for CEO and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Controller, and other senior financial officers (the “Senior Officers Code”). The Senior Officers Code was designed to be read and applied in conjunction with our Code of Ethics and Business Conduct (the “Code of Business Conduct”) applicable to the members of our board of directors and all employees, including our senior financial officers. Both the Senior Officers Code and the Code of Business Conduct are available on NBC’s website at www.nationalbankofcommerce.com, under the “Investor Relations” tab. Any future changes or amendments to the Senior Officers Code or the Code of Business Conduct, and any waiver of the Senior Officers Code or the Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer, will be posted to NBC’s website at www.nationalbankofcommerce.com.

Item 11.	Executive Compensation.

Compensation of Executive Officers

We are an emerging growth company and are providing disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means that we are not required to provide a compensation discussion and analysis and certain other disclosure regarding our executive compensation.

Our executive compensation program is designed to attract, motivate, and retain high-quality leadership and incentivize our executive officers to achieve performance goals over the short- and long-term, which also aligns the interests of our executive officers with our stockholders. The following discussion relates to the compensation of our Chief Executive Officer and Chairman of our board of directors, John H. Holcomb, III, and our two most highly compensated executive officers in 2014 (other than Mr. Holcomb), our President and Chief Operating Officer, Richard Murray, IV, and our Chief Financial Officer and Vice Chairman, William E. Matthews, V. Messrs. Holcomb, Murray, and Matthews are collectively referred to herein as our named executive officers. Our board of directors has historically reviewed and determined the compensation of our named executive officers on an annual basis. Beginning in the third quarter of 2014, however, the compensation of our named executive officers is reviewed by the compensation committee and recommended to the independent members of our board of directors.

Elements of Executive Compensation

We do not currently have employment agreements with any of our executive officers. The compensation of our named executive officers presently consists of base salary, equity awards, non-equity incentive compensation, and certain other employee benefits, as further described below.

Base Salaries. Base salaries for our named executive officers are determined based on each officer’s responsibilities, experience, and contributions to our growth, individual performance, Company performance, and general industry conditions.

Equity Awards. Our named executive officers participate in the Incentive Plan. See “2011 Equity Incentive Plan” beginning on page 105 for additional information regarding the Incentive Plan. Grants of equity to our named executive officers under the Incentive Plan have consisted of option awards (none since 2011) and performance share awards. Collectively, these grants provide our named executive officers with the appropriate incentives to continue in our employ and to improve our growth and profitability, serve to align the interests of our named executive officers with our stockholders, and reward our named executive officers for improved Company performance.

Messrs. Holcomb, Murray, and Matthews received grants of performance shares under the Incentive Plan effective as of January 1, 2012, 2013 and 2014. In general, the awards are earned following a four-year award period beginning on January 1 of the applicable year. The earned percentage of the target award is based on the average of our after-tax earnings relative to the corresponding budgets for each of the four years of the award period. However, in order for Messrs. Holcomb, Murray, and Matthews to receive any payout of the award, we must have maintained certain levels of net charge-offs, as compared to other metrics, such as average loans, non-performing assets and other real estate owned, during the applicable four-year award period. Once earned, the awards are payable in shares of our common stock.

Non-Equity Incentive Compensation. Our named executive officers are also eligible to receive an annual cash bonus as a percentage of base salary based on our net income during the year, relative to our budgeted expectations for the year.

Other Employee Benefits. We provide the following additional benefits to our named executive officers on the same basis as all other eligible employees:

•	Company-sponsored healthcare plans, including coverage for medical and dental benefits;

•	a qualified 401(k) savings plan with a matching contribution; and

•	payment of life and accidental death and dismemberment insurance premiums.

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2014, 2013, and 2012, a summary of the compensation paid to or earned by our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
John H. Holcomb, III	2014	220,000	40,000	100,000	4,647	364,647
Chief Executive Officer and	2013	200,000	30,000	80,000	3,248	313,248
Chairman of the Board	2012	175,000	27,500	90,000	2,438	294,938

Richard Murray, IV	2014	220,000	40,000	100,000	2,112	362,112
President, Chief Operating	2013	200,000	30,000	80,000	1,998	311,998
Officer and Director	2012	165,000	27,500	90,000	2,356	284,856

William E. Matthews, V	2014	220,000	40,000	100,000	2,941	362,941
Chief Financial Officer and	2013	200,000	30,000	80,000	3,248	313,248
Vice Chairman of the Board	2012	165,000	27,500	90,000	2,364	284,864

(1)	Stock awards are reported as the grant date fair value of the shares, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation. These amounts represent the grant date fair value of performance shares awarded to Messrs. Holcomb, Murray, and Matthews as of January 1, 2014, 2013 and 2012, respectively.
(2)	Bonuses for 2014 were recommended by the compensation committee in the amount of $110,000 and contingently approved by the board of directors at their respective meetings in January 2015, subject to the confirmation by our external audit firm of the calculations upon which the bonus amounts are based. Following such approval by the board of directors, upon the subsequent finalization of the 2014 financial statements, each of our named executive officers elected to forego $10,000 of the approved bonus amount due to management’s decision to increase the loan loss provision expense for 2014, which resulted in a reduction in net income. Therefore, the final amount of the bonus to be paid to each named executive officer for 2014 is $100,000, subject to final confirmation by the board of directors.
(3)	The amounts in the “All Other Compensation” column for each executive officer include (i) annual premiums of $312 (for 2014) and $248 (for 2013 and 2012) that we paid for life insurance and accidental death and dismemberment policies and (ii) amounts that we contributed to the 401(k) plan account of the executive officer.

2011 Equity Incentive Plan

General. The Incentive Plan was approved by our stockholders at our annual meeting on October 25, 2011. The purpose of the Incentive Plan is to promote the our interests and those of our stockholders by granting equity and equity-related incentives to our employees and affiliates, including NBC employees, in order to provide an additional incentive to each employee to work to increase the value of our common stock and to provide each employee with a stake in our future that corresponds to that of our stockholders. The Incentive Plan provides for the grant of incentive and non-qualified stock options, stock appreciation rights, restricted and unrestricted stock awards, phantom stock, performance awards, and other stock-based awards to our employees, officers, and directors and those of our affiliates, including NBC employees, as further described below. The Incentive Plan reserved for issuance a total of 500,000 shares of our common stock, subject to adjustment in the event of a recapitalization, stock split or similar event. As of February 17, 2015, 219,500 shares of our common stock were subject to outstanding options under the Incentive Plan, 149,278 shares of our common stock were subject to issuance upon vesting of outstanding performance awards under the Incentive Plan (based on projections of the earned percentages of outstanding performance awards as of such date), and 118,722 additional shares of our common stock were reserved for issuance under the Incentive Plan.

Administration of the Incentive Plan. The Incentive Plan provides that it will be administered either by our board of directors or a committee thereof that is appointed by our board of directors for such task, or the Administrator. Currently, the compensation committee of our board of directors is the Administrator of the Incentive Plan. The Administrator has the authority to grant awards under the Incentive Plan, to determine the terms of each award (which are evidenced by a written agreement describing the material terms of the award), to interpret the provisions of the Incentive Plan and to make all other determinations that it may deem necessary or advisable to administer the Incentive Plan.

Types of Awards Available Under the Incentive Plan.

•	Options – The Incentive Plan provides for awards in the form of options to purchase shares of our common stock, either as incentive stock options qualified under Section 422 of the Code or options that are not so qualified (referred to as non-qualified stock options). The exercise price of an option may not be less than 100% of the fair market value of our common stock on the date of the grant. The exercise price may be paid in cash, or as otherwise provided in the award agreement.

•	Stock Appreciation Rights – The Incentive Plan provides for the grant of stock appreciation rights. The base price of a stock appreciation right may not be less than 100% of the fair market value of our common stock on the date of the grant. The consideration payable upon exercise of a stock appreciation right will be paid in cash, shares of our common stock, or a combination of cash and shares of our common stock, as determined in the sole discretion of the Administrator.

•	Stock Awards – The Incentive Plan provides for the grant of restricted or unrestricted stock awards. Stock awards may be issued for any lawful consideration as the Administrator may determine, and the consideration may be in the form of services performed, or may be paid in cash, shares of our common stock, or a combination of cash and shares of our common stock, as determined in the sole discretion of the Administrator.

•	Phantom Stock – The Incentive Plan provides for the grant of phantom stock, or awards denominated in stock-equivalent units. Phantom stock units granted to a participant will be credited to a bookkeeping reserve account solely for accounting purposes and will not require a segregation of any of our assets. An award of phantom stock may be settled in cash, shares of our common stock, or a combination of cash and shares of our common stock, as determined in the sole discretion of the Administrator.

•	Performance Awards – The Incentive Plan provides for the grant of performance awards that become payable on account of attainment of one or more performance goals established by the Administrator. Performance awards may be settled in cash, shares of our common stock, or a combination of cash and our common stock, as determined in the sole discretion of the Administrator. Performance goals established by the Administrator may be based on our or an affiliate’s operating income or one or more other business criteria selected by the Administrator that apply to an individual or group of individuals, a business unit, or us or an affiliate as a whole, over such performance period as the Administrator may designate.

•	Other Stock-Based Awards – The Incentive Plan provides for the grant of other stock-based awards for any lawful consideration as the Administrator may determine. Other stock-based awards may be denominated in cash, in shares of our common stock or other securities, in stock-equivalent units, in stock appreciation units, in securities or debentures convertible into shares of our common stock, or in any combination of the foregoing and may be paid in cash, shares of our common stock, or other securities, in a combination of cash and shares of our common stock, as determined in the sole discretion of the Administrator.

Vesting. The Administrator has the authority to determine the vesting schedule applicable to each award, and to accelerate the vesting or exercisability of any award.

Performance Criteria. The Incentive Plan provides that the Administrator may grant performance awards that become payable on account of attainment of one or more performance goals established by the Administrator, which may be based on our or an affiliate’s operating income or one or more other business criteria that apply to an individual or group of individuals, a business unit, or us or an affiliate as a whole, over such performance period as the Administrator may designate.

Transferability. Awards granted under the Incentive Plan may not be transferred by a grantee except by will or the laws of descent and distribution, unless (for awards other than incentive stock options or stock appreciation rights granted with respect to incentive stock options) otherwise provided by the Administrator.

Change in Control Transactions. In the event of any transaction resulting in a change in control of us, outstanding stock options and other awards under the Incentive Plan that are payable in or convertible into our common stock will terminate upon the effective time of such change in control unless provision is made in connection with the transaction for the continuation or assumption of such awards by, or for the substitution of the equivalent awards of, the surviving or successor entity or a parent thereof. In the event of such termination, the holders of such awards will be permitted, immediately before the change in control, to exercise or convert all portions of such awards that are then exercisable or convertible or that will become exercisable or convertible upon or prior to the effective time of the change in control. The Administrator may, in its sole discretion, take such actions as it deems appropriate to provide for the acceleration of the exercisability of any or all outstanding stock options or other awards.

Adjustments for Other Corporate Transactions. In the event of certain corporate transactions (including a stock dividend or split, spin-off, split-up, dividend, recapitalization, merger, consolidation or share exchange, or similar corporate change that is not part of a transaction resulting in a change in control of us), the Administrator will appropriately adjust, if needed, (a) the maximum number and kind of shares reserved for issuance or with respect to which awards may be granted under the Incentive Plan and (b) the terms of outstanding awards, including, but not limited to, the number, kind, and price of securities subject to such awards.

Termination and Amendment. Our board of directors may terminate, amend, or modify the Incentive Plan or any portion thereof at any time. Except as otherwise determined by our board of directors, termination of the Incentive Plan shall not affect the Administrator’s ability to exercise the powers granted to it with respect to awards granted under the Incentive Plan prior to the date of termination.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth information as of December 31, 2014, concerning outstanding equity awards previously granted to our named executive officers:

	Option Awards					Stock Awards
Name of Executive	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
John H. Holcomb, III	23,500	—	—	14.57	12/31/21	—	—	7,313.26	128,420.85
Richard Murray, IV	23,500	—	—	14.57	12/31/21	—	—	7,313.26	128,420.85
William E. Matthews, V	23,500	—	—	14.57	12/31/21	—	—	7,313.26	128,420.85

(1)	Messrs. Holcomb, Murray, and Matthews received grants of performance share awards as of January 1, 2012, or the 2012 grant, as of January 1, 2013, or the 2013 grant, and as of January 1, 2014, or the 2014 grant. See “Compensation of Executive Officers – Elements of Executive Compensation; Equity Awards” beginning on page 104 for additional information. The number of performance shares set forth in this column represents the projected number of performance shares, as of December 31, 2014, that each named executive officer could earn at the end of the four-year performance periods ending December 31, 2015 (for the 2012 grant), December 31, 2016 (for the 2013 grant), and December 31, 2017 (for the 2014 grant) based on actual performance during the first three years of the award period for the 2012 grant, the first two years of the award period for the 2013 grant, and the first year of the award period for the 2014 grant. The number of performance shares actually earned by the named executive officers will be determined based on actual performance over the entire four-year award periods for the 2012, 2013 and 2014 grants, and such amount may differ significantly from the amounts shown in this column. The amounts in this column will be updated as of December 31, 2014 in a subsequent amendment.

For the 2012 grant, the earned percentage of each executive’s award is based on the average of our after-tax earnings relative to the corresponding budgets for each of the four years of the award period; provided, however, that, in order for the executive to receive any payout of the award, we must maintain net charge-offs and non-performing assets at levels averaging at the 50th percentile ranking or better over the four years of the award period when compared to a group of our peers, subject to certain adjustments in the discretion of the compensation committee.

For the 2013 grant and the 2014 grant, the earned percentage of each executive’s award is based on the average of our after-tax earnings relative to the corresponding budgets for each of the four years of the award period; provided, however, that, in order for the executive to receive any payout of the award, we must maintain net charge-offs averaging less than 0.60% of average loans and non-performing assets averaging less than 1.25% of average loans plus other real estate owned over the four years of the award period, subject to certain adjustments in the discretion of the compensation committee.

(2)	The amounts shown in this column represent the product of $18.05, which is the book value per share of our common stock on December 31, 2014, and the number of performance shares reflected in the table for the named executive officers as of December 31, 2014.

Deferral of Compensation Plan

On December 18, 2014, our board of directors adopted the National Commerce Corporation Deferral of Compensation Plan for Key Employees and Non-Employee Directors, or the Deferral Plan, which became effective as of the date of adoption. Under the Deferral Plan, directors and members of a select group of management and highly compensated employees selected by the board or the compensation committee may make an irrevocable election to defer receipt of all or a portion of any form of compensation that is determined by the board or the compensation committee to be eligible for deferral. The Deferral Plan specifies the required timing of the election based on the form of compensation to be received.

A participant in the Deferral Plan may elect to defer all or a portion of his or her deferrable cash compensation into a designated subaccount in which the balance will accrue interest at the 30-Day London Interbank Offered Rate (LIBOR) plus 75 basis points. Alternatively, participants may defer cash compensation and must defer equity compensation into an account that tracks the performance of our common stock and from which distributions may be made solely in the form of shares of our common stock. Generally, a participant may elect to receive distributions either in a lump sum upon a specific date or in annual installments, subject to certain provisions in the Deferral Plan that dictate the timing of such distributions in various circumstances, including death, a change in control, or separation from service prior to age 60. Each participant is always 100% vested in amounts attributable to his or her personal contributions, but any contributions by us may be subject to a vesting schedule.

The Deferral Plan is a non-qualified deferred compensation plan. As such, the rights of all participants to any deferred amounts represent our unsecured promise to pay, and the deferred amounts remain subject to the claims of our creditors.

In connection with the board’s adoption of the Deferral Plan, the board terminated our existing deferral of compensation plan that was adopted in 2012, under which no deferrals had been made.

Retirement Benefits

We maintain a tax-qualified 401(k) savings plan, or the 401(k) Plan, in which our named executive officers participate. The 401(k) Plan allows participants to contribute up to 100% of their pay on a pre-tax basis into individual retirement accounts, subject to the maximum annual limits set by the IRS. We make a matching employer contribution in an amount equal to 50% of the first 3% of each plan participant’s elective deferrals. All contributions to the 401(k) Plan are in the form of cash. Employer contributions vest 20% per year over a 5-year service period. Participants are immediately fully vested in their own contributions to the 401(k) Plan.

Director Compensation

Fees

During 2014, our non-employee directors received $400 per for each board meeting that they intended, except for the month January board meeting, for which the attendance fee was $200. As of January 2015, our non-employee directors will be paid a $10,000 annual retainer, payable in equal quarterly installments. Non-employee directors will now also receive an additional $700 for each board meeting attended, $500 for each committee meeting attended in person, and $300 for any committee meeting held telephonically. With the exception of Mr. Wright, all of our non-employee directors also served as directors of NBC during 2014 and received no additional compensation for this board service.

Deferral of Compensation Plan

Our directors may participate in the Deferral Plan, as described above.

2014 Non-Employee Director Compensation Table

The following table provides information regarding compensation earned by or paid to our non-employee directors in 2014:

Name(1)	Fees Earned or Paid in Cash ($)	Nonqualified Deferred Compensation Earnings ($)		Total ($)
Bobby A. Bradley	3,800			3,800
R. Holman Head	4,200			4,200
Jerry D. Kimbrough	5,000			5,000
C. Phillip McWane	4,600			4,600
G. Ruffner Page, Jr.	3,400	40,000	(2)	43,400
W. Stancil Starnes	5,000			5,000
Temple W. Tutwiler, III	3,800			3,800
Russell H. Vandevelde, IV	5,000			5,000
Donald F. Wright	400			400

(1)	Although Messrs. Holcomb, Murray, and Matthews serve on our board of directors in addition to their service as our executive officers, they currently receive no additional compensation for their service as directors.
(2)	Mr. Page received a grant of performance shares under the Incentive Plan as of January 1, 2014, or the 2014 award, in connection with his service as chairman of the executive committee of our board of directors. Mr. Page’s 2014 award vests over a four-year period beginning on January 1, 2014 and ending on December 31, 2017. The earned percentage of the target award of 2,577.32 shares is based on the average of our after-tax earnings relative to the corresponding budgets for each of the four years of the award period; provided, however, that, in order for Mr. Page to receive any payout of the award, we must maintain net charge-offs averaging less than 0.60% of average loans and non-performing assets averaging less than 1.25% of average loans plus other real estate owned over the four years of the award period, subject to certain adjustments in the discretion of the compensation committee. See “2011 Equity Incentive Plan” beginning on page 105 for additional information. At the end of fiscal year 2014, a total of 7,313.26 shares were subject to issuance to Mr. Page upon vesting of outstanding performance awards under the Incentive Plan, based on projections of the earned percentages of outstanding performance awards as of such date.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is or has been at any time an employee of ours. None of the members of our compensation committee is or has been one of our officers, except that G. Ruffner Page, Jr. was considered a non-employee executive officer from December 20, 2011 until July 17, 2014 due to the position of chairman of our executive committee having been designated as one of our “executive officers” during such time period.

None of our executive officers serves or will serve on the board of directors or compensation committee of an entity that has an executive officer that serves on our board of directors or compensation committee. No member of our board of directors is an executive officer of an entity for which one of our executive officers serves as a member of the board of directors or compensation committee thereof.

To the extent that any members of our compensation committee have participated in transactions with us, a description of those transactions is provided in “Director Compensation” and “Certain Relationships and Related Party Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding options and rights outstanding under our equity compensation plans as of December 31, 2014. All options reflected are options to purchase common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (3)
Equity Compensation Plans Approved by Security Holders	422,931	$17.40	178,655

Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	422,931	$17.40	178,655

(1)	Includes shares potentially issuable in connection with performance shares, which will be issued based on the achievement of certain performance criteria or the occurrence of certain time-based conditions associated with the awards and set forth in the applicable award agreement (based on projections of the earned percentages of outstanding performance awards as of such date). Also includes. Also includes shares of our common stock subject to issuance upon exercise of outstanding stock options under the Incentive Plan and the United Option Plan.
(2)	The weighted-average exercise price includes the weighted-average exercise price of options only.
(3)	Includes shares remaining available under the Incentive Plan. All of the shares available for grant under the Incentive Plan may be issued in the form of restricted stock, phantom stock, performance share award or other equity-based awards. No additional option awards will be granted under the United Option Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February17, 2015, by:

•	each of our directors;

•	our Named Executive Officers listed in the Summary Compensation Table on page 105;

•	all of our current directors and executive officers as a group; and

•	each stockholder known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of February 17, 2015, pursuant to derivative securities, such as options or RSUs, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on an aggregate of 7,541,541 shares of common stock outstanding as of February 17, 2015.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each beneficial owner is c/o National Commerce Corporation, 813 Shades Creek Parkway, Suite 100, Birmingham, Alabama 35209.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders (excluding Executive Officers and Directors)
Charles Phillip McWane 2011 Grantor Retained Annuity Trust(1)	971,195	12.9%
NBC Holdings, LLC(2)	565,895	7.5%

Named Executive Officers and Directors
John H. Holcomb, III(3)	90,051	1.2%
Richard Murray, IV(4)	88,386	1.2%
William E. Matthews, V(5)	37,817	*
Bobby A. Bradley	13,310	*
R. Holman Head	1,500	*
Jerry D. Kimbrough(6)	94,326	1.3%
C. Phillip McWane(7)	1,331,101	17.7%
G. Ruffner Page, Jr. (8)	226,955	3.0%
W. Stancil Starnes	66,551	*
Temple W. Tutwiler, III	6,655	*
Russell H. Vandevelde, IV(9)	122,663	1.6%
Donald F. Wright(10)	30,746	*

Executive Officers and Directors as a Group (17 Persons)	2,399,304	31.1%

*	Less than 1%
(1)	Consists of shares of our common stock held directly by the Charles Phillip McWane 2011 Grantor Retained Annuity Trust, or the McWane GRAT. Our director C. Phillip McWane exercises sole voting power and shared dispositive power as to the shares held by the McWane GRAT, as described further in note (7) below.
(2)	Consists of shares of our common stock held directly by NBC Holdings, LLC. The managing member of NBC Holdings, LLC is ATB Management, LLC, which is managed by Kenneth H. Polk, its sole member and an owner of less than five percent (5%) of NBC Holdings, LLC. The address of NBC Holdings, LLC, ATB Management, LLC and Mr. Polk is 2000 Morris Avenue, Suite 1200, Birmingham, Alabama 35203.
(3)	Includes (a) 66,551 shares of our common stock held directly by Mr. Holcomb and (b) 23,500 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days of February 17, 2015.
(4)	Includes (a) 61,560 shares of our common stock held directly by Mr. Murray, (b) 3,326 shares of our common stock held by Mr. Murray’s dependent children over which Mr. Murray exercises voting control, and (c) 23,500 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days of February 17, 2015.
(5)	Includes (a) 67 shares of our common stock held directly by Mr. Matthews, (b) 11,750 shares of our common stock held in an individual retirement account for the benefit of Mr. Matthews, (c) 2,500 shares of our common stock held jointly by Mr. Matthews and his spouse and (d) 23,500 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days of February 17, 2015.
(6)	Includes (a) 21,866 shares of our common stock held directly by Mr. Kimbrough, (b) 36,495 shares of our common stock held in an individual retirement account for the benefit of Mr. Kimbrough and (c) 35,965 shares of our common stock held by a limited liability company, a majority of the equity of which is owned by a trust of which Mr. Kimbrough’s spouse serves as trustee.
(7)	Includes (a) 359,906 shares of our common stock held directly by Mr. McWane and (b) 971,195 shares of our common stock held by the McWane GRAT, as to which Mr. McWane exercises sole voting power and shared dispositive power. Pursuant to the terms of the McWane GRAT, Regions Bank, as trustee and acting through and on behalf of the McWane GRAT, has authority to select and dispose of assets held in the McWane GRAT, including the shares of our common stock held by the McWane GRAT, subject to the prior approval of Mr. McWane.

(8)	Includes (a) 67 shares of our common stock held directly by Mr. Page, (b) 23,500 shares of our common stock underlying options that are currently exercisable or exercisable within 60 days of February 17, 2015 and (c) 203,388 shares of our common stock held by the G. Ruffner Page, Jr. Grantor Retained Annuity Trust, or the Page GRAT, as to which Mr. Page exercises sole voting power and shared dispositive power. Pursuant to the terms of the Page GRAT, Regions Bank, as trustee and acting through and on behalf of the Page GRAT, has authority to select and dispose of assets held in the Page GRAT, including the shares of our common stock held by the Page GRAT, subject to the prior approval of Mr. Page.
(9)	Includes (a) 98,233 shares of our common stock held directly by Mr. Vandevelde, (b) 19,980 shares of our common stock held in individual retirement accounts for the benefit of Mr. Vandevelde, (c) 1,250 shares of our common stock held in an individual retirement account for the benefit of Mr. Vandevelde’s spouse and (d) 3,200 shares of our common stock held by Mr. Vandevelde as custodian for his four minor children.
(10)	Includes 30,746 shares of our common stock that are beneficially owned by Mr. Wright through a revocable trust with respect to which Mr. Wright serves as a co-trustee with his spouse.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Banking Transactions

We and our subsidiaries may engage in transactions with directors, officers, employees, and other “related parties” only to the extent that such activities are permitted by, and consistent with, applicable laws and regulations. Federal and state regulations impose a number of restrictions on transactions and dealings between insured depository institutions and related parties. In general, these transactions are subject to certain quantitative limitations and are required to be on substantially the same terms and conditions as are available for transactions between the institution and unrelated parties. “Related parties” include our directors and officers, their spouses, and certain members of their immediate families, as well as other persons or entities with which we have certain relationships, as set forth in federal and state regulations.

We have had in the past, and expect to have in the future, banking transactions in the ordinary course of business with our directors, officers, and principal stockholders, and their associates, on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risks of collectability nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our lending policies and statutory lending limits.

Registration Rights Agreements with NBC Holdings, LLC

In connection with its initial investment in Americus in August 2008, NBC Holdings, LLC (previously known as RMB Holdings, LLC), or NBC Holdings, which owned approximately 7.5% of our outstanding common stock as of February 17, 2015, entered into a registration rights agreement with us. The agreement provides NBC Holdings and certain transferees of its registrable securities, which we refer to as “holders,” with certain demand registration rights in respect of any registrable securities of our common stock held by them, subject to various conditions and limitations as set forth in the agreement.

Under the terms of the agreement, beginning on the date that is 180 days following an underwritten initial public offering of our common stock and ending on the fifth anniversary of the closing of such initial public offering, holders who own in the aggregate at least twenty-five percent (25%) of our registrable securities, which are defined as Initiating Holders, may demand up to two (2) registrations of such registrable securities held by them, subject to a maximum of one demand registration in any consecutive six-month period. In addition, if we register additional shares of our common stock for sale to the public, we must give notice to each holder of registrable securities of our intention to effect such a registration, and, subject to certain limitations, include in the registration statement any shares of our common stock held by such holder as the holder may request, except in the case of a demand registration initiated by the holder or a registered offering relating to an employee stock plan or a business combination. We are required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares of common stock pursuant to the agreement.

The agreement includes customary indemnification provisions in favor of the holders, any underwriter participating in a registered offering made pursuant to an agreement, and any officer, partner, manager, director, or controlling person of such holder or underwriter, as well as any representative of such holder serving on our board of directors, or indemnified party, against certain losses and liabilities, including interest, penalties, and attorneys’ fees, resulting from any breach of a representation or warranty made by us in an underwriting agreement or an untrue statement or omission of material fact in any registration statement or prospectus pursuant to which an indemnified party sells shares of our common stock, unless such liability arose from written information provided to us by the indemnified party specifically for use therein, in which case, if the indemnified party is a holder, such holder must indemnify us and other specified parties for liabilities arising from the information from which the breach, misstatement, or omission resulted, in an amount up to the amount of net proceeds received by the holder in the offering. The agreement provides that it will become void and of no effect as to any holder (including any assignee of a holder) at such time as such person no longer owns any registrable securities. The agreement is filed as Exhibit 4.3 to our Registration Statement on Form S-4, which was filed with the SEC on September 30, 2014, and is incorporated by reference herein as Exhibit 4.2.

Registration Rights Agreement with Charles Investment Group, LLC

We entered into a registration rights agreement with CIG in October 2010, in connection with its acquisition of a majority of our outstanding common stock. The registration rights agreement with CIG contained nearly identical terms as the registration rights agreement with NBC Holdings. On December 31, 2014, CIG conducted a liquidating distribution of all of the shares of our common stock that it held on such date to its members but did not assign its registration rights in connection with the distribution. As a result, the registration rights agreement with CIG and all rights granted thereunder terminated at the time of the distribution.

Policy for the Review and Approval of Related Person Transactions

Under SEC rules, a “related person” is an officer, director, nominee for director, or beneficial holder of more than 5% of any class of our voting securities since the beginning of the last fiscal year, or an immediate family member of any of the foregoing. Pursuant to our related party transaction written policy, directors (including director nominees), executive officers, and employees are required to report any transactions that constitute a transaction requiring disclosure under Item 404 of SEC Regulation S-K. Our CEO, in consultation with outside counsel, makes the initial determination as to whether a potential transaction constitutes a related party transaction. Following this initial determination, the audit committee of our board of directors is responsible for evaluating each related party transaction and making a recommendation to the disinterested members of our board of directors as to whether the transaction at issue is fair, reasonable, and within our policy and whether it should be ratified and approved. The audit committee, in making its recommendation, considers various factors, including the benefit of the transaction to us, the terms of the transaction and whether they are at arm’s-length and in the ordinary course of our business, the direct or indirect nature of the related person’s interest in the transaction, the size and expected term of the transaction, and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. The audit committee reviews, at least annually, a summary of our transactions with our directors and officers and with firms that employ our directors, as well as any other related person transactions.

Prior to the adoption of the written policy, our board of directors used similar processes and controls to obtain information from our directors, executive officers, and significant stockholders regarding related party transactions and then determined, based on the facts and circumstances, whether we or a related person had a direct or indirect material interest in these transactions. When considering potential transactions involving a related party, our officers notified our board of directors of the proposed transaction and our board of directors or a committee thereof discussed the transaction and the implications of engaging a related party. If our board of directors (or specified directors as required by applicable legal requirements) determined that the transaction was in our best interests, it voted to approve entering into the transaction with the applicable related party.

Director Independence

Our board of directors has determined that all of our directors are “independent directors,” as defined in NASDAQ Marketplace Rule 5605(a)(2), except for Messrs. Holcomb, Murray, and Matthews, who are our senior executive officers. In determining each director’s independence, our board of directors considered the services provided, any loan transactions between us or NBC and the director or the director’s family members or businesses with which our directors or their family members are associated, and other matters that our board of directors deemed pertinent.

Item 14.	Principal Accounting Fees and Services.

Fees Paid to Porter Keadle Moore, LLC

The following table presents fees for professional services rendered by Porter Keadle Moore, LLC (“PKM”) for the audit of the Company’s annual financial statements for the years ended December 31, 2014 and December 31, 2013, and fees billed for other services rendered by PKM during those periods.

	2014	2013
Audit Fees	206,634	75,982
Audit-Related Fees	9,000	—
Tax Fees	—	—
All Other Fees	—	—

Total	215,634	75,982

Audit Fees. Audit Fees for the last two years were for professional services rendered by PKM in connection with (i) the audits of the Company’s annual financial statements and (ii) the review of the Company’s quarterly financial statements. Audit fees were also for services related to the Company’s acquisitions and statutory and regulatory filings, including with the SEC.

Audit-Related Fees. Audit-Related Fees for the past two years were for assurance and related services by PKM related to the audit and review of the Company’s financial statements, including an audit of the Company’s 401(k) plan. All audit-related services were pre-approved by the Company’s Audit Committee.

Tax Fees. There were no Tax Fees for 2014 or 2013.

All Other Fees. All Other Fees encompasses any services provided by the independent registered public accountants other than the services reported in the other above categories. There were no such fees in 2014 or 2013.

Pre-Approval Policy

Prior to October 23, 2014, the Audit Committee’s policy was to specifically pre-approve all audit and non-audit services to be rendered by the independent registered public accountants. Through this policy, the Audit Committee has been able to effectively monitor the costs of services and ensure that the provision of such services does not impair the registered accountants’ independence.

As of October 23, 2014, the Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services performed by the independent registered public accountants pursuant to which the Audit Committee generally is required to pre-approve the audit and permissible non-audit services performed by the independent registered public accountants in order to assure that the provision of such services does not impair the registered accountants’ independence. Unless a type of service to be provided by the independent registered public accountants has received general pre-approval, the service will require specific pre-approval by the Audit Committee. Any amounts invoiced for services rendered that materially exceed pre-approved cost levels will require specific approval by the Audit Committee prior to the payment of such invoice. On an annual basis, the Audit Committee may pre-approve specific services that are expected to be provided to the Company by the independent registered public accountants during the following twelve months. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The Consolidated Financial Statements of National Commerce Corporation and its subsidiaries, included herein at Item 8, are as follows:

Report of Independent Registered Public Accounting Firm—Porter Keadle Moore, LLC

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Earnings for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection (a)(1) of this Item, above.

(a)(3) and (b) Exhibits.

The exhibits listed on the Exhibit Index beginning on page 117 of this Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of February, 2015.

NATIONAL COMMERCE CORPORATION

By:	/s/ John H. Holcomb, III
John H. Holcomb, III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ John H. Holcomb, III	Chairman, Chief Executive Officer and Director	February 20, 2015
John H. Holcomb, III	(Principal Executive Officer)

/s/ William E. Matthews, V	Vice Chairman, Chief Financial Officer and Director	February 20, 2015
William E. Matthews, V	(Principal Financial Officer)

/s/ Richard Murray, IV	President, Chief Operating Officer and Director	February 20, 2015
Richard Murray, IV

/s/ Shelly S. Williams	Senior Vice President and Chief Accounting Officer	February 20, 2015
Shelly S. Williams	(Principal Accounting Officer)

/s/ R. Holman Head	Director	February 20, 2015
R. Holman Head

/s/ Jerry D. Kimbrough	Director	February 20, 2015
Jerry D. Kimbrough

/s/ W. Stancil Starnes	Director	February 20, 2015
W. Stancil Starnes

/s/ Temple W. Tutwiler, III	Director	February 20, 2015
Temple W. Tutwiler, III

/s/ Russell H. Vandevelde, IV	Director	February 20, 2015
Russell H. Vandevelde, IV

/s/ Donald F. Wright	Director	February 20, 2015
Donald F. Wright

EXHIBIT INDEX

Item 15(a)(3)

Exhibit Number	Description

2.1††	Agreement and Plan of Merger, dated June 6, 2014, by and between National Commerce Corporation and United Group Banking Company of Florida, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

2.2††	Membership Interest Purchase Agreement, dated August 29, 2014, by and among the members of CBI Holding, LLC, National Bank of Commerce and Sexton Investments LLC (incorporated herein by reference to Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on September 30, 2014)

3.1	Certificate of Incorporation of National Commerce Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

3.1A*	Amendment to Certificate of Incorporation of National Commerce Corporation

3.2	Bylaws of National Commerce Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

4.1	Form of Common Stock Certificate of National Commerce Corporation (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

4.2	Registration Rights Agreement, dated August 15, 2008, by and between Americus Financial Services, Inc. and RMB Holdings, LLC (incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on September 30, 2014)

10.1†	National Commerce Corporation 2011 Equity Incentive Plan, as amended and restated on July 17, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.2†	National Commerce Corporation Deferral of Compensation Plan for Key Employees and Non-Employee Directors, effective December 18, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55336), filed on December 22, 2014)

10.3†	Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (time-based vesting criteria) (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.4A†	Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (performance-based vesting criteria – 2012 grants) (incorporated herein by reference to Exhibit 10.4A to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.4B†	Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (performance-based vesting criteria – 2013 and 2014 grants) (incorporated herein by reference to Exhibit 10.4B to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.5†	Form of Nonstatutory Stock Option Agreement under National Commerce Corporation 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.6†	United Group Banking Company of Florida, Inc. Officers’ and Employees’ Stock Option Plan effective March 3, 2010, as amended (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.7†	Form of Stock Option Agreement under United Group Banking Company of Florida, Inc. Officers’ and Employees’ Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

Exhibit Number	Description

10.8	Lease, dated March 8, 2011, by and between Shades Parkway, L.L.C. and National Bank of Commerce (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.9	Amended and Restated Limited Liability Company Agreement, dated September 1, 2014, by and between National Bank of Commerce and Factor, LLC (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed on September 30, 2014)

14.1*	Code of Ethics for CEO and Senior Financial Officers

14.2*	Code of Ethics and Business Conduct

21.1*	Subsidiaries of National Commerce Corporation

23.1*	Consent of Porter Keadle Moore, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*	Interactive Data Files

*	Filed herewith.
†	Denotes a management compensatory plan, agreement or arrangement.
††	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. National Commerce Corporation agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.