Form 10-Q
period 2015-03-31
National Commerce Corp
filed 2015-05-15
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-36878

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 14, 2015
Common stock, $0.01 par value	9,438,541 shares

NATIONAL COMMERCE CORPORATION

FORM 10-Q

i

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “National Commerce Corporation,” “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation and its consolidated affiliates as of March 31, 2015.

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

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed in this Quarterly Report on Form 10-Q under Part II, “Item 1A. Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under Part I, “Item 1A. Risk Factors.”

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Balance Sheets

(In thousands, except share and per share data)

Assets
	March 31, 2015	December 31, 2014
Cash and due from banks	$15,696	14,236
Interest-bearing deposits with banks	134,211	109,199

Cash and cash equivalents	149,907	123,435

Investment securities held-to-maturity (fair value of $5,730 at March 31, 2015)	5,730	—
Investment securities available-for-sale	31,901	34,932
Other investments	5,844	5,421
Mortgage loans held-for-sale	13,804	9,329

Loans, net of unearned income	920,740	888,721
Less: allowance for loan losses	9,522	9,802

Loans, net	911,218	878,919

Premises and equipment, net	27,509	27,560
Accrued interest receivable	2,200	2,193
Bank owned life insurance	11,762	10,641
Other real estate	1,665	1,008
Deferred tax assets, net	11,472	11,444
Goodwill	28,914	28,834
Core deposit intangible, net	1,646	1,757
Other assets	3,095	2,953

Total assets	$1,206,667	1,138,426

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$232,655	217,643
Interest-bearing demand	158,512	154,816
Savings and money market	403,568	392,394
Time	205,482	206,207

Total deposits	1,000,217	971,060

Federal Home Loan Bank advances	22,000	22,000
Accrued interest payable	496	431
Other liabilities	11,782	8,774

Total liabilities	1,034,495	1,002,265

Commitments

Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	—	—
Common stock, at March 31, 2015, $0.01 par value, 30,000,000 shares authorized and 9,438,541 shares issued and outstanding; at December 31, 2014, $0.01 par value, 12,500,000 shares authorized and 7,541,541 shares issued and outstanding	94	75
Additional paid-in capital	165,561	131,455
Accumulated deficit	(1,532)	(3,453)
Accumulated other comprehensive income	883	845

Total shareholders’ equity attributable to National Commerce Corporation	165,006	128,922
Noncontrolling interest	7,166	7,239

Total shareholders’ equity	172,172	136,161

Total liabilities and shareholders’ equity	$1,206,667	1,138,426

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Earnings

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2015	2014
Interest and dividend income:
Interest and fees on loans	$11,792	5,786
Interest and dividends on taxable investment securities	256	317
Interest on non-taxable investment securities	42	42
Interest on interest-bearing deposits and federal funds sold	103	63

Total interest income	12,193	6,208

Interest expense:
Interest on deposits	918	550
Interest on borrowings	109	109

Total interest expense	1,027	659

Net interest income	11,166	5,549

Provision for loan losses	161	—

Net interest income after provision for loan losses	11,005	5,549
Other income:
Service charges and fees on deposit accounts	267	166
Mortgage origination and fee income	1,271	705
Income from bank owned life insurance	79	60
Wealth management fees	19	14
(Loss) gain on other real estate	(13)	5
Other	141	17

Total other income	1,764	967

Other expense:
Salaries and employee benefits	4,987	2,996
Commission-based compensation	796	306
Occupancy and equipment	836	436
Core deposit intangible amortization	111	—
Other	2,560	1,143

Total other expense	9,290	4,881

Earnings before income taxes	3,479	1,635

Income tax expense	1,092	592

Net earnings	2,387	1,043

Less: Net earnings attributable to noncontrolling interest	466	—

Net earnings attributable to National Commerce Corporation	$1,921	1,043

Basic earnings per common share	$0.25	0.18
Diluted earnings per common share	$0.25	0.18

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Net earnings	$1,921	1,043

Other comprehensive income, net of tax:
Unrealized gains on investment securities available-for-sale:
Unrealized gains arising during the period, net of tax of $20 and $99 respectively	38	184

Other comprehensive income	38	184

Comprehensive income	$1,959	1,227

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling
	Stock	Capital	Deficit	Income	Interest	Total
Balance, December 31, 2014	75	131,455	(3,453)	845	7,239	136,161

Share-based compensation expense		234				234
Net earnings attributable to National Commerce Corporation			1,921			1,921
Sale of common stock, net of offering expenses of $604	19	33,872				33,891
Net earnings attributable to noncontrolling interest					466	466
Distributions paid to noncontrolling interest					(539)	(539)
Change in unrealized gain/loss on securities available-for- sale, net of tax	—	—	—	38	—	38

Balance, March 31, 2015	$94	165,561	(1,532)	883	7,166	172,172

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$1,921	1,043
Adjustments to reconcile net earnings to net cash used by operating activities:
Provision for loan losses	161	—
Net earnings attributable to noncontrolling interest	466	—
Depreciation, amortization and accretion	571	207
Loss on ineffective portion of fair value hedge derivative	23	37
Change in mortgage loan derivative	(181)	(33)
Loss on trade or sale of premises and equipment	5	—
Share-based compensation expense	234	107
Income from bank owned life insurance	(79)	(60)
Loss (gain) on other real estate	13	(5)
Change in:
Mortgage loans held-for-sale	(4,475)	(3,143)
Other assets and accrued interest receivable	24	(74)
Other liabilities and accrued interest payable	(1,902)	(300)

Net cash used by operating activities	(3,219)	(2,221)

Cash flows from investing activities:
Proceeds from calls, maturities and paydowns of securities available-for-sale	5,577	1,297
Purchases of securities available-for-sale	(2,500)	—
Purchases of securities held-to-maturity	(1,046)
Proceeds from sale of other investments	703	117
Purchases of other investments	(1,126)	—
Net change in loans	(33,111)	24,874
Proceeds from sale of other real estate	10	5
Investment in bank owned life insurance	(1,042)	—
Proceeds from the sale of premises and equipment	49	—
Purchases of premises and equipment	(332)	(1,008)

Net cash (used) provided by investing activities	(32,818)	25,285

Cash flows from financing activities:
Net change in deposits	29,157	(41,809)
Cash distribution paid to noncontrolling interests	(539)	—
Proceeds from stock offering	34,495	—
Stock offering expenses	(604)	—
Proceeds from exercise of options and warrants	—	15

Net cash provided (used) by financing activities	62,509	(41,794)

Net change in cash and cash equivalents	26,472	(18,730)

Cash and cash equivalents at beginning of the period	123,435	124,136

Cash and cash equivalents at end of the period	$149,907	105,406

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows, continued

(In thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$962	700
Income taxes	$15	—
Non-cash investing and financing activities:
Change in unrealized gain on securities available-for-sale, net of tax	$(38)	(184)
Transfer of loans to other real estate	$694	—

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Notes to Unaudited Consolidated Financial Statements

(amounts in tables in thousands, except per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of National Commerce Corporation (the “Company”), its wholly-owned subsidiary, National Bank of Commerce (the “Bank”), and its majority-owned subsidiary, CBI Holding Company, LLC (“CBI”). The Bank provides a full range of commercial and consumer banking services throughout Alabama, including metropolitan Birmingham, Huntsville, Lee County and Baldwin County. In addition to its Alabama locations, the Bank operates full-service banking offices in the greater Orlando area and in Vero Beach, Florida. The Bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and undergoes periodic examinations by this regulatory agency. The Company is regulated by the Federal Reserve and is also subject to periodic examinations. CBI is a transaction–based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide.

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as of December 31, 2014, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Note 2 – Reclassifications and Reincorporation

Certain prior period amounts have been reclassified to conform to the presentation used in 2015. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

Note 3 – Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares (options and warrants) are excluded from the diluted earnings per share computation and totaled 102,297 and 30,000 for the three months ended March 31, 2015 and 2014, respectively.

The reconciliation of the components of the basic and diluted earnings per share is as follows.

	For the Three Months Ended
	March 31,
	2015	2014
Net earnings available to common shareholders	$1,921	1,043

Weighted average common shares outstanding	7,701,663	5,730,780
Dilutive effect of stock options	33,078	9,859
Dilutive effect of directors’ shares	3,147	—
Dilutive effect of performance share awards	63,689	35,161

Diluted common shares	7,801,577	5,775,800

Basic earnings per common share	0.25	0.18
Diluted earnings per common share	$0.25	0.18

Note 4 – Securities

The amortized cost and fair value of held-to-maturity and available-for-sale debt securities at March 31, 2015 and December 31, 2014 were as follows.

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gains	Losses	Value
Municipal securities	$5,730	—	—	5,730

	$5,730	—	—	5,730

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gains	Losses	Value
Mortgage-backed securities	$26,135	1,155	58	27,232
Municipal securities	4,408	273	12	4,669

	$30,543	1,428	70	31,901

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,501	—	—	1,501
Mortgage-backed securities	27,723	1,138	111	28,750
Municipal securities	4,408	279	6	4,681

	$33,632	1,417	117	34,932

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

Details concerning the Company’s available-for-sale debt securities with unrealized losses as of March 31, 2015 and December 31, 2014 are as follows.

	Available-for-Sale Securities
	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$—	—	7,142	58	7,142	58
Municipal securities	—	—	488	12	488	12

	$—	—	7,630	70	7,630	70

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$—	—	—	—	—	—
Mortgage-backed securities	—	—	7,705	111	7,705	111
Municipal securities	—	—	494	6	494	6

	$—	—	8,199	117	8,199	117

As of March 31, 2015, the Company did not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three month periods ended March 31, 2015 and 2014.

During the three month periods ended March 31, 2015 and 2014, the Company did not sell any debt securities.

The amortized cost and estimated fair value of debt securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal securities:
0 to 5 years	$—	—	$—	—
5 to 10 years	1,047	1,107	—	—
Over 10 years	3,361	3,562	5,730	5,730
Mortgage-backed securities	26,135	27,232	—	—

	$30,543	31,901	$5,730	5,730

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at March 31, 2015 and December 31, 2014 are summarized as follows.

	March 31, 2015	December 31, 2014
Commercial, financial and agricultural	$141,209	131,657
Factored commercial receivables	69,541	82,600
Real estate - mortgage	604,056	577,268
Real estate - construction	90,263	83,663

Consumer	16,217	13,962

	921,286	889,150
Less: Unearned fees	546	429

Total loans and leases	920,740	888,721
Allowance for loan losses	(9,522)	(9,802)

Total net loans and leases	$911,218	878,919

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated. The acquired loans are not included in the allowance for loan losses calculation, as these loans are recorded at fair value, and there has been no further indication of credit deterioration that would require an additional provision.

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Balance, March 31, 2015	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, December 31, 2014	$1,523	955	5,047	647	562	1,068	9,802
Provisions charged to operating expense	(43)	161	453	122	(245)	(287)	161
Loans charged off	(1)	(566)	(332)	—	—	—	(899)
Recoveries	20	406	24	8	—	—	458

Balance, March 31, 2015	$1,499	956	5,192	777	317	781	9,522

Ending balance, individually evaluated for impairment	$—	678		100	—	—	778
Ending balance, collectively evaluated for impairment	$1,499	278	5,192	677	317	781	8,744
Loans:
Individually evaluated for impairment	$—	820	430	187	—	—	1,437
Collectively evaluated for impairment	$140,226	68,721	596,432	89,733	15,885	—	910,997
Acquired loans with deteriorated credit quality	$983	—	7,194	343	332	—	8,852

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Balance, March 31, 2014	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, December 31, 2013	$1,398	—	4,449	964	243	2,065	9,119
Provisions charged to operating expense	(98)	—	159	(359)	(192)	490	—
Loans charged off	—	—	—	—	(1)	—	(1)
Recoveries	16	—	13	13	2	—	44

Balance, March 31, 2014	$1,316	—	4,621	618	52	2,555	9,162

Ending balance, individually evaluated for impairment	$—	—	—	—	—	—	—
Ending balance, collectively evaluated for impairment	$1,316	—	4,621	618	52	2,555	9,162
Loans:
Individually evaluated for impairment	$92	—	3,225	—	—	—	3,317
Collectively evaluated for impairment	$84,958	—	407,807	55,576	6,110	—	554,451

The Company individually evaluates for impairment all loans that are on nonaccrual status. Additionally, all troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance. During the three months ended March 31, 2015 and 2014, the Company did not modify any loans that would be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of March 31, 2015 and December 31, 2014. The purchased credit impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
March 31, 2015	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$—	151	—	—
Factored commercial receivables	—	—	—	—
Real estate - mortgage	2,921	4,805	—	1,987
Real estate - construction	—	—	—	—
Consumer	86	176	—	43

Total	$3,007	5,132	—	2,030

Impaired loans with related allowance:
Commercial, financial and agricultural	$—	—	—	—
Factored commercial receivables	820	820	678	1,213
Real estate - mortgage	—	—	—	513
Real estate - construction	187	187	100	193
Consumer	—	—	—	—

Total	$1,007	1,007	778	1,919

Total impaired loans:
Commercial, financial and agricultural	$—	151	—	—
Factored commercial receivables	820	820	678	1,213
Real estate - mortgage	2,921	4,805	—	2,500
Real estate - construction	187	187	100	193
Consumer	86	176	—	43

Total	$4,014	6,139	778	3,949

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2014	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$—	—	—	24
Factored commercial receivables	—	—	—	—
Real estate - mortgage	1,052	2,030	—	1,770
Real estate - construction	—	—	—	—
Consumer	—	—	—	—

Total	$1,052	2,030	—	1,794

Impaired loans with related allowance:
Commercial, financial and agricultural	$—	—	—	—
Factored commercial receivables	1,605	1,605	473	321
Real estate - mortgage	1,026	1,026	350	205
Real estate - construction	198	198	50	40
Consumer	—	—	—	—

Total	$2,829	2,829	873	566

Total impaired loans:
Commercial, financial and agricultural	$—	—	—	24
Factored commercial receivables	1,605	1,605	473	321
Real estate - mortgage	2,078	3,056	350	1,975
Real estate - construction	198	198	50	40
Consumer	—	—	—	—

Total	$3,881	4,859	873	2,360

For the three months ended March 31, 2015 and 2014, the Company did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of March 31, 2015 and December 31, 2014, by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For CBI’s factored receivables, which are commercial trade credit rather than promissory notes, the Company’s practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables at 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, at which point it is charged against the allowance for loan losses.

	30-59 Days	60-89 Days	> 90 Days	Total
March 31, 2015	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial and agricultural	$—	—	—	—	141,209	141,209	—
Factored commercial receivables	4,415	676	168	5,259	64,282	69,541	—
Real estate - mortgage	345	—	866	1,211	602,845	604,056	2,921
Real estate - construction	—	—	—	—	90,263	90,263	187
Consumer	171	35	82	288	15,929	16,217	86

Total	$4,931	711	1,116	6,758	914,528	921,286	3,194

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2014	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial and agricultural	$—	—	—	—	131,657	131,657	—
Factored commercial receivables	6,327	1,013	217	7,557	75,043	82,600	—
Real estate - mortgage	191	1,963	1,572	3,726	573,542	577,268	4,133
Real estate - construction	198	—	—	198	83,465	83,663	676
Consumer	188	—	132	320	13,642	13,962	56

Total	$6,904	2,976	1,921	11,801	877,349	889,150	4,865

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

Loss. Specific weaknesses characterized as Doubtful that are severe enough to be considered uncollectible and of such minimal value that its continuance as an asset is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans. As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows.

March 31, 2015	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$138,689	800	1,720		141,209
Factored commercial receivables	68,721	—	—	820	69,541
Real estate - mortgage	593,247	4,525	3,363	2,921	604,056
Real estate - construction	89,733	92	251	187	90,263
Consumer	15,423	202	506	86	16,217

Total	$905,813	5,619	5,840	4,014	921,286

December 31, 2014	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$129,314	1,159	1,184	—	131,657
Factored commercial receivables	80,995	—	—	1,605	82,600
Real estate - mortgage	565,992	4,057	2,803	4,416	577,268
Real estate - construction	82,552	94	254	763	83,663
Consumer	13,192	201	477	92	13,962

Total	$872,045	5,511	4,718	6,876	889,150

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

Securities Available-for-Sale

Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or Nasdaq, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds. Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Securities Held-to-Maturity

The fair value of securities held-to-maturity is estimated using the same measurement techniques as securities available-for-sale.

Other Investments

For disclosure purposes, the carrying amount of other investments approximates their fair value.

Loans and Mortgage Loans Held-for-Sale

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2015 and December 31, 2014, impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself or the counterparty. However, as of March 31, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

March 31, 2015	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$—	27,232	—	27,232
Municipal securities	—	4,669	—	4,669

Total investment securities available-for-sale	$—	31,901	—	31,901

Derivative assets	$—	418	—	418

Derivative liabilities	$—	716	—	716

December 31, 2014	Level 1	Level 2	Level 3	Total
U.S. Treasury securities	$1,501	—	—	1,501
Mortgage-backed securities	—	28,750	—	28,750
Municipal securities	—	4,681	—	4,681
Investment in mutual fund	—	—	—	—

Total investment securities available-for-sale	$1,501	33,431	—	34,932

Derivative assets	$—	105	—	105

Derivative liabilities	$—	425	—	425

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2015 and December 31, 2014.

March 31, 2015	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$—	—	2,036	2,036
Impaired loans	—	—	3,194	3,194

December 31, 2014	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$—	—	1,380	1,380
Impaired loans	—	—	4,865	4,865

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 were as follows:

	Carrying	Estimated Fair Value
March 31, 2015	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$149,907	149,907	—	—
Investment securities held-to-maturity	5,730		5,730
Investment securities available-for-sale	31,901		31,901	—
Other investments	5,844	—	5,844	—
Loans, net	911,218	—	908,374	3,194
Mortgage loans held-for-sale	13,804	—	13,804	—
Bank owned life insurance	11,762	—	11,762	—
Derivative assets	418	—	418	—

Liabilities:
Deposits	1,000,217	—	978,924	—
Federal Home Loan Bank advances	22,000	—	22,674	—
Derivative liabilities	716	—	716	—

	Carrying	Estimated Fair Value
December 31, 2014	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$123,435	123,435	—	—
Investment securities available-for-sale	34,932	1,501	33,431	—
Other investments	5,421	—	5,421	—
Loans, net	878,919	—	873,125	4,865
Mortgage loans held-for-sale	9,329	—	9,329	—
Bank owned life insurance	10,641	—	10,641	—
Derivative assets	105	—	105	—

Liabilities:
Deposits	971,060	—	949,621	—
Federal Home Loan Bank advances	22,000	—	22,677	—
Derivative liabilities	425	—	425	—

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include mortgage banking operations, deferred income taxes, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 7 – Sale of Common Stock and Initial Public Offering

On March 18, 2015, the Company sold 1,642,000 shares of common stock at $19.50 in its initial public offering. The underwriters had an option to purchase an additional 255,000 shares, which option they exercised on March 27, 2015. In total, the Company sold 1,897,000 shares and raised approximately $33.9 million, net of offering expenses. The Company’s stock is traded on the Nasdaq Global Select Market under the symbol “NCOM.”

Note 8 – Segment Reporting

The Company’s three reportable segments represent distinct product lines and are viewed separately for strategic planning purposes and internal reporting. There are no amounts to report for the receivables factoring segment for the 2014 period, as this business was not acquired until August 29, 2014. The following table is a reconciliation of the reportable segment revenues, expenses and profit to the Company’s consolidated totals.

	Retail and
	Commercial	Mortgage	Receivables	Elimination
	Banking	Division (1)	Factoring	Entries (2)	Total
Three Months Ended March 31, 2015:
Interest income	$9,516	84	3,113	(520)	12,193
Interest expense	999	28	520	(520)	1,027

Net interest income	8,517	56	2,593	—	11,166
Provision for loan and lease losses	—	—	161	—	161
Noninterest income	547	1,187	30	—	1,764
Noninterest expense	6,916	1,040	1,334	—	9,290

Net earnings before tax and noncontrolling interest	2,148	203	1,128	—	3,479
Income tax expense	763	77	252	—	1,092
Noncontrolling interest	—	—	(466)	—	(466)

Net earnings atributable to National Commerce Corporation	$1,385	126	410	—	1,921

Total assets as of March 31, 2015	$1,164,877	13,804	93,923	(65,937)	1,206,667

Three Months Ended March 31, 2014:
Interest income	$6,138	70	—	—	6,208
Interest expense	639	20	—	—	659

Net interest income	5,499	50	—	—	5,549
Provision for loan and lease losses	—	—	—	—	—
Noninterest income	158	809	—	—	967
Noninterest expense	4,112	769	—	—	4,881

Net earnings before tax and noncontrolling interest	1,545	90	—	—	1,635
Income tax expense	558	34	—	—	592
Noncontrolling interest	—	—	—	—	—

Net earnings atributable to National Commerce Corporation	$987	56	—	—	1,043

Total assets as of March 31, 2014	$740,701	10,302	—	—	751,003

(1)	Noninterest income for the Mortgage Division includes intercompany income allocation.
(2)	Entry to remove intercompany interest allocated to the Receivables Factoring segment. For segment reporting purposes, we allocate funding costs of Fed Funds plus 2.5% to the Receivables Factoring segment.

Note 9 – Goodwill and Intangibles

Changes to the carrying amount of goodwill for the three months ended March 31, 2015 are provided in the following table.

Balance, December 31, 2014	$28,834
Adjustments to goodwill	80

Balance, March 31, 2015	$28,914

The adjustments to goodwill made during the three months ended March 31, 2015 resulted from the write-off of fixed assets and prepaid assets acquired in the United acquisition. The adjustments were made as additional information that existed at the time of acquisition was reviewed and affected the recorded fair value of certain fixed assets and prepaid assets. Net of deferred taxes, the adjustment resulted in an $80,000 increase to goodwill recorded in the United acquisition. The adjustment to goodwill had no impact on net income or shareholders’ equity of the Company for the first three months of 2015.

A summary of core deposit intangible assets as of March 31, 2015 and December 31, 2014 is as follows.

	March 31, 2015	December 31, 2014
Gross carrying amount	$1,776	$1,776
Less: accumulated amortization	130	19

Net carrying amount	$1,646	$1,757

Note 10 – Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), the Federal Home Loan Bank and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At March 31, 2015 and December 31, 2014, the Company’s reserve requirements were approximately $10,923,000 and $2,436,000, respectively.

Note 11 – Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. These amendments are intended to reduce diversity in the timing and content of going concern disclosures. This ASU clarifies management’s responsibility to evaluate and provide related disclosures if there are any conditions or events, as a whole, that raise substantial doubt about the entity’s ability to continue as a going concern for one year after the date on which the financial statements are issued (or, if applicable, available to be issued). The amendments in this ASU will be effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not believe that this ASU will have an impact on its financial position or results of operations.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. The amendment is intended to address how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this update will be effective for interim and annual periods beginning after December 15, 2015, although early adoption is permitted. The adoption of this ASU will not have a significant impact on the Company’s financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The amendment substantially changes the way that reporting entities are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the new amendment. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, and affect the consolidation analysis of reporting entities that are involved with VIEs. The amendments in this update will be effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this ASU will not have a significant impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2014, which are contained in the Annual Report on Form 10-K for the year ended December 31, 2014. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed in our 2014 Annual Report on Form 10-K under “Part I, Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties.

All dollar amounts in the tables in this section are in thousands of dollars, except per share data, yields, percentages and rates, or when specifically identified. The words “we,” “us,” “our,” the “Company,” “NCC” and similar terms when used in this section refer to National Commerce Corporation and its consolidated affiliates, unless the context indicates otherwise.

Our Business

NCC is a bank holding company headquartered in Birmingham, Alabama. We engage in the business of banking through our wholly-owned banking subsidiary, National Bank of Commerce, which we may refer to as the “Bank” or “NBC.” On February 28, 2015, we merged United Legacy Bank (“ULB”), another of our banking subsidiaries, with and into NBC, and each of the former ULB banking offices now operates as “United Legacy Bank, a division of National Bank of Commerce.”

Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through eight full-service banking offices in Alabama (in Birmingham, Huntsville, Auburn-Opelika and Baldwin County) and seven full-service banking offices in Central Florida (in Longwood, Winter Park, Orlando, Oviedo, Kissimmee and Vero Beach). We also own a 70% equity interest in CBI Holding Company, LLC (“CBI”), which owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers throughout the United States and parts of Canada.

Overview of First Quarter 2015 Results

We earned $1.9 million in the first quarter ended March 31, 2015, compared with $1.0 million during the 2014 first quarter. Highlights from the 2015 first quarter include:

•	Net interest margin (tax-effected) of 4.25%, compared with 3.14% for the first quarter of 2014.

•	Return on average assets of 0.67%, compared with 0.56% for the first quarter of 2014.

•	First quarter 2015 loan growth (excluding mortgage loans held for sale) of $32.0 million, representing a 14.6% annualized growth rate. Excluding factoring receivables, loans grew $45.1 million, representing a 22.7% annualized growth rate.

•	First quarter 2015 deposit growth of $29.2 million, representing a 12.2% annualized growth rate. Note that, due to the December 15, 2014 acquisition of United Group Banking Company of Florida, Inc., comparisons of average loan and deposit growth are less meaningful.

•	$55.7 million in mortgage production, compared with $41.3 million for the first quarter of 2014.

•	$175 million in purchased volume in the factoring division. Note that, because the Company entered the factoring business in the third quarter of 2014, no comparable figure is available for the first quarter of 2014.

•	Reduction in non-acquired non-performing assets to $2.3 million from $3.3 million at December 31, 2014 and $4.2 million at March 31, 2014.

•	Annualized net charge-offs of 0.20%, compared to 0.03% in net recoveries for the first quarter of 2014.

•	Ending book value per share of $18.24.

•	The successful completion of the system conversion at United Legacy Bank, a division of National Bank of Commerce, in March of 2015.

•	The successful completion of the Company’s initial public offering in March of 2015.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to NCC’s audited consolidated financial statements for the year ended December 31, 2014, which are contained in our Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant amount of judgments about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about: creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we may ultimately realize may be different than our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see note 1 to NCC’s consolidated financial statements for the year ended December 31, 2014, which are contained in our Annual Report on Form 10-K.

Investment Securities Impairment

We assess on a quarterly basis whether there have been any events or economic circumstances to indicate that a security with respect to which there is an unrealized loss is impaired on an other-than-temporary basis. In any instance, we would consider many factors in this assessment, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities with respect to which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value. The credit portion of the impairment, if any, is recognized as a realized loss in current earnings.

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes an asset or liability representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to a level at which it is “more likely than not” that the tax asset or benefit will be realized. Realization of tax benefits depends on having sufficient taxable income, available tax loss carrybacks or credits, the reversing of taxable temporary differences and/or tax planning strategies within the reversal period and that current tax law allows for the realization of recorded tax benefits.

Business Combinations

Assets purchased and liabilities assumed in a business combination are recorded at their fair value. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities. On the date of acquisition, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as non-accretable difference. We must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield, which will have a positive impact on interest income. In addition, purchased loans without evidence of credit deterioration are also handled under this method.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Net Income

During the three months ended March 31, 2015, our net income was $1.9 million, compared to $1.0 million for the three months ended March 31, 2014, an increase of 84.2%. Our results of operations for the three months ended March 31, 2015 included the results of CBI and ULB. These companies were acquired during the third and fourth quarters, respectively, of 2014 and, therefore, were not included in our results of operations for three months ended March 31, 2014.

The primary reason for the increase in net income between the three months ended March 31, 2015 compared to the same period of 2014 was an increase in net interest income. During the three months ended March 31, 2015, net interest income was $11.2 million, an increase of $5.6 million, or 101.2%, as compared to the three months ended March 31, 2014. This increase is a result of higher levels of loan volume and other earning assets from organic growth and the acquisitions of CBI and ULB. Total noninterest income during the three months ended March 31, 2015 was $1.7 million, an increase of $797 thousand compared to the three months ended March 31, 2014. The largest increase in noninterest income during the first quarter of 2015 was in revenue from the mortgage division. During the three months ended March 31, 2015, mortgage origination and fee income totaled $1.3 million, compared to $705 thousand for the three months ended March 31, 2014, an increase of 80.3%.

The increased net interest income and noninterest income was partially offset by an increase in other noninterest expense during the three months ended March 31, 2015. Total noninterest expense during the three months ended March 31, 2015 was $9.3 million, an increase of $4.4 million, or 90.3%, compared to the three months ended March 31, 2014. This increase was primarily a result of the addition of the operating expenses of CBI and ULB. These companies were not included in our results of operations for the three months ended March 31, 2014.

A majority of the changes in our net interest income, noninterest income and noninterest expenses between the three months ended March 31, 2015 compared to the same period of 2014 were due to the additional revenues and expenses of CBI and ULB, which we acquired during the second half of 2014. During the three months ended March 31, 2015, CBI’s net interest income, noninterest income and noninterest expense were approximately $3.1 million, $30 thousand and $1.3 million, respectively. During the three months ended March 31, 2015, ULB’s net interest income, noninterest income and noninterest expense were approximately $1.8 million, $135 thousand and $1.8 million, respectively.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest-earning assets and the interest paid on deposits and borrowed funds used to support our assets. Net interest income divided by average earning assets represents our net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest-earning assets and the cost of interest-bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand and deposit flow. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and our primary source of earnings.

The following table shows, for the periods indicated, the average balances of each principal category of our assets, liabilities and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

For the Three Months Ended

(Dollars in thousands, except yields and rates)	March 31, 2015			March 31, 2014
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans	$903,563	$11,709	5.26%	$553,818	$5,720	4.19%
Mortgage loans held for sale	9,487	85	3.63	6,332	70	4.48
Securities:
Taxable securities	35,604	256	2.92	47,745	317	2.69
Tax-exempt securities	4,686	67	5.80	4,348	67	6.25
Cash balances in other banks	114,579	103	0.36	107,689	63	0.24
Funds sold	—	—	0.00	—	—	0.00

Total interest-earning assets	1,067,919	$12,220	4.64	719,932	$6,237	3.51

Noninterest-earning assets	94,118			28,772

Total assets	$1,162,037			$748,704

Liabilities and shareholders’ equity
Interest-bearing transactions accounts	$159,706	$99	0.25%	$113,991	$73	0.26%
Savings and money market deposits	391,321	377	0.39	282,099	254	0.37
Time deposits	209,016	442	0.86	103,273	223	0.88
Federal Home Loan Bank and other borrowed money	22,000	109	2.01	22,000	109	2.01

Total interest-bearing liabilities	782,043	$1,027	0.53	521,363	$659	0.51

Noninterest-bearing deposits	232,497			135,244

Total funding sources	1,014,540			656,607
Noninterest-bearing liabilities	7,879			2,482
Shareholders’ equity	139,618			89,615

	$1,162,037			$748,704

Net interest rate spread			4.11%			3.00%
Net interest income/margin (Taxable equivalent)		11,193	4.25%		5,578	3.14%
Tax equivalent adjustment		27			29

Net interest income/margin		$11,166	4.24%		$5,549	3.13%

Net interest income increased $5.6 million, or 101.2%, to $11.2 million for the three months ended March 31, 2015, compared to $5.5 million for the same period of 2014. The increase was due to an increase in interest income of $6.0 million, resulting from higher levels of loan volume from organic growth and the acquisitions of CBI and ULB. This increase in interest income was partially offset by a $368 thousand increase in interest expense. The increase in interest income was primarily due to a 63.2% increase in average loans outstanding for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The resulting net interest margin for the three months ended March 31, 2015 rose to 4.24%, from 3.13% during the three months ended March 31, 2014.

Interest-earning assets averaged $1.1 billion for the three months ended March 31, 2015, compared to $719.9 million for the three months ended March 31, 2014, an increase of $348.0 million, or 48.3%. See additional information on growth in our loan portfolio for the periods presented below. The yield on average interest-earning assets increased 113 basis points to 4.64% for the three months ended March 31, 2015, compared to 3.51% for the three months ended March 31, 2014. During the three months ended March 31, 2015, the loan yield was 5.26% compared to 4.19% during the three months ended March 31, 2014. The increase in loan yields was primarily due to the addition of the factored receivables originated by CBI. These factored receivables are generally much higher yielding assets than our traditional loan portfolio. The yield on the factored receivables varies but is approximately 15%. CBI contributed average loan balances of $77.4 million during the three months ended March 31, 2015.

Interest-bearing liabilities averaged $782.0 million for the three months ended March 31, 2015, compared to $521.4 million for the three months ended March 31, 2014, an increase of $260.7 million, or 50.0%. The rate on total interest-bearing liabilities was 53 basis points for the three months ended March 31, 2015, compared to 51 basis points for the three months ended March 31, 2014. The increase in average deposits was due to organic deposit production and the inclusion of ULB’s deposits in our results for the three months ended March 31, 2015.

Average noninterest-bearing deposits increased by $97.3 million to $232.5 million during the three months ended March 31, 2015 from the three months ended March 31, 2014. This increase in average noninterest-bearing deposits and the increased volume of interest-earning assets and higher yields on earnings led to the higher net interest margin for the three months ended March 31, 2015.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

For the Three Months Ended

	March 31,
(Dollars in thousands)	2015 vs. 2014
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$4,268	$1,721	$5,989
Mortgage loans held for sale	30	(15)	15
Securities:
Taxable securities	(85)	24	(61)
Tax-exempt securities	5	(5)	—
Cash balances in other banks	4	36	40
Funds sold	—	—	—

Total interest-earning assets	$4,222	$1,761	$5,983

Interest-bearing liabilities
Interest-bearing transactions accounts	$28	$(2)	$26
Savings and money market deposits	104	19	123
Time deposits	224	(5)	219

Federal Home Loan Bank and other borrowed money	—	—	—

Total interest-bearing liabilities	$356	$12	$368

Net interest income
Net interest income (Taxable equivalent)	3,866	1,749	5,615
Taxable equivalent adjustment	(2)	—	(2)

Net interest income	$3,868	$1,749	$5,617

Provision for Loan Losses

During the three months ended March 31, 2015, we recorded a provision for loan losses of $161 thousand related to certain factored receivables and related risk of loss at CBI. During the three months ended March 31, 2014, we did not record a provision for loan losses. Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment, and an impairment is deemed necessary, the impaired portion of the loan amount is charged off. As of March 31, 2015, $778 thousand of our $9.5 million allowance for loan losses was related to impaired loans.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	For the Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2015	2014

Service charges and fees on deposit accounts	$267	$166
Mortgage origination and fee income	1,271	705
Income from bank owned life insurance	79	60
Wealth management fees	19	14
(Loss) gain on sale of other real estate	(13)	5
Other noninterest income	141	17

Total noninterest income	$1,764	$967

Noninterest income for the three months ended March 31, 2015 and 2014 was $1.8 million and $1.0 million, respectively. The inclusion of ULB and CBI in our results of operations for the three months ended March 31, 2015 accounted for approximately $165 thousand of the $797 thousand increase recorded during the three months ended March 31, 2015.

The most significant increase in noninterest income was from the mortgage division. Mortgage division income increased $566 thousand during the three months ended March 31, 2015 and totaled $1.3 million for this period, as compared to $705 thousand during the three months ended March 31, 2014. Increased production led to higher mortgage division income. During the three months ended March 31, 2015, total production was $55.7 million compared to $41.3 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, refinance activity accounted for 26.9% of production volume compared to only 17.2% during the same period in 2014. The addition of ULB did not have an impact on the higher mortgage division income during the three months ended March 31, 2015. We are expanding this business line in the greater Orlando market, but the increased mortgage division income during the first quarter of 2015 came from our existing markets.

Service charges and fees on deposit accounts increased $101 thousand to $267 thousand for the three months ended March 31, 2015. The addition of ULB contributed $63 thousand of this increase, and the remaining portion of this increase was a result of an increase in the number of deposit accounts as we continue to gain momentum and market share in our markets. Income from bank owned life insurance increased $19 thousand to $79 thousand for the three months ended March 31, 2015. The addition of ULB contributed $13 thousand of this increase, and the remaining increase was due to an additional investment in bank owned life insurance made during March of 2015.

Noninterest expense

The increase in our total noninterest expense during the three months ended March 31, 2015 reflects the continued growth of the Company (organic growth and growth via acquisition), as well as the expansion of our operational framework, employee expansion and facility expansion as we build the foundation to support our recent and future growth. We believe that some of our overhead costs will decrease as a percentage of our revenue as we grow and gain operating leverage by spreading these costs over a larger revenue base.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2015	2014

Salaries and employee benefits	$4,987	$2,996
Commission-based compensation	796	306
Occupancy and equipment expense	836	436
Data processing expenses	425	289
Advertising and marketing expenses	173	76
Legal fees	167	62
FDIC insurance assessments	206	107
Accounting and audit expenses	223	95
Consulting and other professional expenses	105	35
Telecommunications expenses	128	62
Other real estate owned, repossessed asset and other collection expenses	122	—
Core deposit intangible amortization	111	—
Other noninterest expense	1,011	417

Total noninterest expense	$9,290	$4,881

Noninterest expense for the three months ended March 31, 2015 and 2014 was $9.3 million and $4.9 million, respectively. The inclusion of ULB and CBI in our results of operations for the three months ended March 31, 2015 accounted for approximately $3.1 million of the $4.4 million increase in noninterest expense recorded during the three months ended March 31, 2015.

The largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits and commission-based compensation. Salaries continue to increase as we expand our presence in the markets in which we operate. During April 2014, we opened a loan production office (converted to a full-service branch in November 2014) in Vero Beach, Florida, which contributed to the increase in salaries during the three months ended March 31, 2015. Commission-based compensation is directly related to mortgage loan origination activity and certain production activity at CBI. The higher levels of revenue for the mortgage division contributed to the increased commission-based compensation during the three months ended March 31, 2015. Additionally, salaries and benefits for CBI’s and ULB’s employees contributed approximately $1.8 million of the $2.5 million increase in salaries and employee benefits and commission-based compensation expense recorded during the three months ended March 31, 2015.

Each category of noninterest expense increased during the three months ended March 31, 2015. This was largely a result of the additional expenses associated with the operations of CBI and ULB. Also, legal, accounting and other professional services expenses associated with merger-related activities and costs associated with the becoming a public company and our initial public offering during March 2015 increased during the three months ended March 31, 2015.

Income Tax Provision

Income tax expense of $1.1 million was recognized during the three months ended March 31, 2015, compared to income tax expense of $592 thousand during the three months ended March 31, 2014. The increase in income tax expense during the first three months of 2015 was due to the increase in pre-tax income. The effective tax rate for the first three months of 2015 was 31.4% (36.2% including the minority interest in CBI), compared to 36.2% during the first three months of 2014. The effective tax rate is affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at March 31, 2015 and December 31, 2014

Overview

Our total assets increased $68.2 million, or 6.0%, from $1.1 billion at December 31, 2014, to $1.2 billion at March 31, 2015. Loans increased by $32.0 million, or 3.6%, during the first three months of 2015, and cash and cash equivalents increased by $26.5 million.

Deposits at March 31, 2015 totaled $1.0 billion, an increase of $29.2 million as compared to December 31, 2014. Our deposits increased during the first quarter of 2015 due to the successful business development efforts of our employees, as we continue to move banking relationships from other financial institutions. Additionally, the Bank has benefited from excess liquidity in the financial markets as investors are unwilling to make long-term investments due to the low interest rate environment and elect to maintain cash in interest-bearing transaction and money market accounts.

During the three months ended March 31, 2015. We completed our initial public offering that increased our capital levels and overall liquidity. We sold 1,897,000 shares of common stock at $19.50 a share, increasing capital and cash by $33.9 million net of offering expenses.

Investment Securities

We use our security portfolio primarily to enhance our overall yield on interest-earning assets and as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base from which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have designated a majority of our securities as available-for-sale to provide flexibility in case an immediate need for liquidity arises and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. Securities available-for-sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of related deferred taxes. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities. Securities classified as held-to-maturity are carried at amortized cost on our balance sheet.

During the three months ended March 31, 2015, we elected to use a portion of our balance sheet liquidity to invest in securities issued by states and political subdivisions (“municipal securities”). As of March 31, 2015, we had invested $5.7 million in municipal securities and we intend to invest an additional $5.0 to $10.0 million depending on market conditions and the supply of high quality municipal securities. Additionally, we have elected to classify these municipal securities as held-to-maturity, as we have the ability and intent to hold these securities until maturity.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2015 and December 31, 2014.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of
	March 31,		December 31,
(Dollars in thousands)	2015		2014
	Cost	Market	Cost	Market
U.S. Treasury securities	$—	$—	$1,501	$1,501
Securities issued by states and political subdivisions	4,408	4,669	4,408	4,681
Residential mortgage pass-through securities	26,135	27,232	27,723	28,750

Total investment securities	$30,543	$31,901	$33,632	$34,932

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of
	March 31,
(Dollars in thousands)	2015
	Cost	Market
U.S. Treasury securities	$—	$—
Securities issued by states and political subdivisions	5,730	5,730
Residential mortgage pass-through securities	—	—

Total investment securities	$5,730	$5,730

We invest primarily in mortgage-backed securities, municipal securities and obligations of government sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that management attempts to control and counterbalance. Total loans averaged $903.6 million during the three months ended March 31, 2015, or 84.6% of average earning assets, as compared to $553.8 million, or 76.9% of average earning assets, for the three months ended March 31, 2014. At March 31, 2015, total loans, net of unearned income, were $920.7 million, compared to $888.7 million at December 31, 2014, an increase of $32.0 million, or 3.6%.

The organic, or non-acquired, growth in the Bank’s loan portfolio is attributable to the Bank’s ability to attract new customers to the Company from other financial institutions. We have also been successful in building banking relationships with new customers in all of the markets that we serve. We have hired several new bankers in our markets, and these employees have been successful in transitioning their former clients as well as new clients to the Bank. Our bankers are expected to be involved in their communities and to maintain business development efforts to develop relationships with clients, and our philosophy is to be responsive to customer needs by providing decisions in a timely manner. In addition to our business development efforts, many of the markets in which we operate have shown signs of economic recovery over the last few years.

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	As of
	March 31,		December 31,
(Dollars in thousands, except percentages)	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
Construction, land development, and other land loans	$90,263	9.80%	$83,663	9.41%
Secured by farmland	2,068	0.22	1,842	0.21
Secured by 1-4 family residential properties	233,303	25.32	221,222	24.88
Secured by multifamily (5 or more) residential properties	24,649	2.68	23,420	2.63
Secured by nonfarm nonresidential properties	344,036	37.34	330,784	37.20

Loans secured by real estate	694,319	75.36	660,931	74.33
Commercial and industrial loans	123,370	13.39	113,788	12.80
Factored commercial receivables	69,541	7.55	82,600	9
Consumer loans	16,217	1.76	13,962	1.57
Other loans	17,839	1.94	17,869	2.01

Total gross loans	921,286	100.00%	889,150	100.00%
Unearned income	(546)		(429)

Total loans, net of unearned income	920,740		888,721
Allowance for loan losses	(9,522)		(9,802)

Total net loans	$911,218		$878,919

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

The principal component of our loan portfolio is real estate mortgage loans. At March 31, 2015, this category totaled $694.3 million and represented 75.4% of the total loan portfolio, compared to $660.9 million, or 74.3% of the total loan portfolio at December 31, 2014. Each category of real estate mortgage loans increased during the first three months of 2015.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $13.3 million, or 4.0%, to $344.0 million at March 31, 2015, compared to $330.8 million at December 31, 2014. Commercial mortgage loans are the single largest category of loans, and at March 31, 2015, accounted for 37.3% of our entire loan portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally comprised a large portion of our loan portfolio. Of the $344.0 million in total commercial mortgage loans at March 31, 2015, approximately $134.9 million were loans secured by owner-occupied properties.

Residential mortgage loans increased by $12.1 million, or 5.5%, to $233.3 million at March 31, 2015, compared to $221.2 million at December 31, 2014. At March 31, 2015, residential mortgages accounted for 25.3% of our entire loan portfolio.

Real estate construction loans totaled $90.3 million at March 31, 2015, an increase of 7.9% from $83.7 million at December 31, 2014. At March 31, 2015, this loan type accounted for 9.8% of our total loan portfolio.

Commercial and industrial loans totaled $123.4 million at March 31, 2015, compared to $113.8 million at December 31, 2014. The Bank has hired several experienced commercial lenders, and the increases described above are largely a result of the successful efforts of these employees. We expect this trend with respect to commercial and industrial loans to continue as economic conditions continue to improve.

Factored commercial receivables totaled $69.5 million at March 31, 2015, compared to $82.6 million at December 31, 2014. This balance will fluctuate depending on several variables such as when receivables are purchased and when and how quickly payments are received. A lower balance at period end does not necessarily mean less purchase activity during the period.

Allowance for Loan Losses, Provision for Loan Losses and Asset Quality

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses represents our estimate of probable inherent credit losses in the loan portfolio. We determine the allowance based on an ongoing evaluation of risk as it correlates to potential losses within the portfolio. Increases to the allowance are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

In the determination of the allowance, we utilize the risk department’s independent analysis of the minimum required loan loss reserve for the Bank. In this analysis, problem loans are reviewed for impairment or for loss exposure based on their payment performance, probability of default and value of the collateral. These totals are then specifically allocated to the reserve. The loan portfolio is then divided into various homogeneous risk pools utilizing collateral codes and/or loan purpose codes and internal risk ratings. Historical losses are used to estimate the probable loss in the current portfolio using both an average loss methodology and a migration loss methodology. The methodologies and the time periods considered are subjective and vary for each risk pool based on systematic risk relative to our ability to estimate losses for that risk pool. As every loan has a risk of loss, the calculation begins with a minimum loss allocation for each loan pool. The minimum loss is estimated based on long term trends for the Bank, the banking industry and the economy. A minimum loss allocation is similarly applied to letters of credit and unused lines of credit. Loss allocations are adjusted for changes in the economy, problem loans, payment performance, loan policy, management, credit administration systems, credit concentrations, loan growth and other elements over the time periods utilized in the methodology. The adjusted loss allocations are then applied to the current balances in their respective loan pools. Loss allocations are totaled, yielding the required allowance for loan losses.

We incorporate the data from the allowance calculation with interim changes to that data in our ongoing determination of the allowance for loan losses. We then take into consideration other factors that may support an allowance in excess of required minimums. These factors include systems changes, historically high loan growth, changes in the economy and company management and lending practices at the time at which the loans were made. We believe that the data that we use in determining the allowance for loan losses is sufficient to estimate the potential losses in the loan portfolio; however, actual results could differ from management’s estimates.

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended
	March 31,	March 31,
(Dollars in thousands, except percentages)	2015	2014
Total loans outstanding, net of unearned income	$920,740	$557,282

Average loans outstanding, net of unearned income	$903,563	$553,818

Allowance for loan losses at beginning of period	$9,802	$9,119
Charge-offs:
Loans secured by real estate	332	—
Commercial and industrial loans	—	—
Factored receivables	566	—
Consumer loans	—	—
All other loans	1	1

Total charge-offs	899	1
Recoveries:
Loans secured by real estate	32	26
Commercial and industrial loans	7	3
Factored receivables	406	—
Consumer loans	—	2
All other loans	13	13

Total recoveries	458	44

Net charge-offs	441	(43)
Provision for loan losses	161	—

Allowance for loan losses at period end	$9,522	$9,162

Allowance for loan losses to period end loans	1.03%	1.64%

Net charge-offs (recoveries) to average loans	0.20%	(0.03)%

The table above does not include the allowance for loan losses related to loans acquired from ULB. In accordance with ASC Topic 805, Business Combinations, ULB’s allowance for loan losses was not brought forward as of the date of acquisition; rather, the acquired loans were recorded at fair value, and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At March 31, 2015, ULB’s acquired loan portfolio totaled $146.9 million and had a related non-accretable difference of $2.9 million and an accretable discount of $1.4 million.

Overall, asset quality indicators have continued to improve, and as a result, provision expense has been minimal. During the three months ended March 31, 2015, we recorded a provision expense of $161 thousand related to our factored receivables portfolio.

Allocation of the Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories for the periods indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of
	March 31,		December 31,
(Dollars in thousands, except percentages)	2015		2014
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial , financial and agricultural	$1,499	15.33%	$1,523	14.81%
Factored receivables	956	7.55	955	9.29
Real estate - mortgage	5,192	65.56	5,047	64.92
Real estate - construction	777	9.80	647	9.41
Consumer	317	1.76	562	1.57
Unallocated	781	—	1,068	—

	$9,522	100.00%	$9,802	100.00%

Our allowance for loan losses is composed of general reserves and specific reserves. General reserves are determined by applying to each segment of our portfolio loss percentages based on that segment’s historical loss experience and adjustment factors derived from internal and external environmental conditions. All loans considered to be impaired are evaluated on an individual basis to determine specific reserve allocations in accordance with U.S. GAAP. Loans for which specific reserves are provided are excluded from the calculation of general reserves.

A portion of the allowance is deemed to be a general reserve and remains unallocated to any particular loan category to reflect our estimate of probable inherent but not yet specifically identified losses within the portfolio due to the nature of the portfolio and uncertainties in underwriting standards of certain loans. For example, the portfolio includes exposures to various businesses with different organizational structures that may implicate multiple segments within the allocation framework, which will inherently lead to imperfections in the loss percentages applied to the portfolio segments. These inherent risks are amplified by the fact that we remain at risk for unidentified problems in the loan portfolio that we inherited upon bank acquisitions, as many of the loans underwritten by prior management were made using different credit policies and procedures than those that we currently use. Problems with respect to credit quality or the collectibility of these loans often are not apparent from the documentation in the file and frequently do not arise until the loan matures. For example, in some instances, sizable loans with satisfactory payment history and apparently complete documentation have led to write-offs upon maturity of the loan or a subsequent discovery of adverse information. Allocating this risk from the inherited loans to the segment portfolios is not deemed advisable by management due to the breadth of exposure of these loans over the portfolio segments.

We evaluate the adequacy of the allowance and the allocation of the allowance on a quarterly basis. Recent variations in the unallocated portion of the allowance have been driven by our estimate of probable inherent losses within the portfolio that have not yet been specifically identified due in large part to the factors discussed above and consideration of such additional factors as changes in the nature and volume of our loan portfolio, current economic conditions that may affect borrowers’ ability to pay, overall portfolio quality and review of specific problem loans. In general, we expect that the portion of the unallocated allowance attributable to inherited loans will decrease over time as new loans are made and additional information becomes available with respect to currently unidentified problems and expected losses for the inherited loans. However, because our allocation of the allowance among the various loan types is driven by several factors, this decrease may not be linear during certain time frames.

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

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	As of
	March 31,		December 31,
(Dollars in thousands, except percentages)	2015	2014	2014

Nonaccrual loans	$3,194	$3,317	$4,865
Loans past due 90 days or more and still accruing	168	—	297

Total nonperforming loans	3,362	3,317	5,162
Other real estate and repossesed assets	2,036	845	1,380

Total nonperforming assets	$5,398	$4,162	$6,542

Allowance for loan losses to period end loans	1.03%	1.64%	1.10%

Allowance for loan losses to period end non-performing loans	283.22	276.21	189.89

Net charge-offs (recoveries) to average loans	0.20	(0.03)	0.05

Nonperforming assets to period end loans and foreclosed property and repossessed assets	0.58	0.75	0.73

Nonperforming loans to period end loans	0.37	0.60	0.58

Accrual of interest is discontinued on a loan when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. In addition to consideration of these factors, we have a consistent and continuing policy of placing all loans on nonaccrual status if they become 90 days or more past due, excluding factored receivables. For CBI’s factored receivables, which are trade credit rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables at 120 days past due from the statement billing date. For the recourse receivables, the amount of the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, at which point it is charged against loans or the balance may be considered impaired and the client is responsible for repaying the unpaid obligation of the account debtor. When a loan is placed on nonaccrual status, all accrued interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Payments received while a loan is on nonaccrual status will be applied to the loan’s outstanding principal balance. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan that would necessitate additional charges to the allowance for loan losses.

Total nonperforming assets decreased by $1.1 million to $5.4 million at March 31, 2015, from $6.5 million at December 31, 2014. Asset quality has been and will continue to be a primary focus of management.

Deposits

Deposits, which include noninterest-bearing demand deposits, interest-bearing demand deposits, money market accounts and savings and time deposits, are the primary funding source for the Bank. We offer a variety of products designed to attract and retain customers, with a primary focus on building and expanding client relationships. We continually focus on establishing a comprehensive relationship with consumer and business borrowers, seeking deposits as well as lending relationships.

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of
(Dollars in thousands, except percentages)	March 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$232,655	23.26%	$217,643	22.41%
Interest-bearing demand	158,512	15.85	154,816	15.94
Savings and money market	403,568	40.35	392,394	40.41
Time less than $100k	67,749	6.77	74,367	7.66
Time equal to or greater than $100k and less than $250k	44,738	4.47	46,538	4.79
Time equal to or greater than $250k	92,995	9.30	85,302	8.78

Total deposits	$1,000,217	100.00%	$971,060	100.00%

Total deposits were $1.0 billion at March 31, 2015, an increase of $29.2 million from December 31, 2014. Deposit growth has been a point of emphasis of ours, and additionally, we have benefited to a large extent from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits. All deposit categories increased during the first three months of 2015, with the exception of time deposits. Customers continue to be reluctant to invest in time deposits due to the low interest rate environment and have instead chosen money market accounts and other interest-bearing accounts.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. A source we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). We had FHLB borrowings of $22.0 million at each of March 31, 2015 and December 31, 2014. We have not initiated any additional borrowings from the FHLB since 2012. Additionally, we have access to brokered deposits and issued $48.9 million of brokered certificates during 2014 to fund a portion of the assets acquired in the CBI transaction. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit that mature in three to five years at rates that are lower than we would offer in our local markets, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificates of deposit balances of $11.8 million and $14.0 million at March 31, 2015 and December 31, 2014, respectively.

Liquidity

Market and public confidence in our financial strength and financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure our liquidity position by giving consideration to both on– and off–balance sheet sources of and demands for funds on a daily, weekly and monthly basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate–based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations in a cost-effective manner and to meet current and future potential obligations such as loan commitments, lease obligations and unexpected deposit outflows. In this process, we focus on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs.

Funds are available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other funding sources include federal funds purchased, brokered certificates of deposit and borrowings from the FHLB.

Cash and cash equivalents at March 31, 2015 and December 31, 2014 were $149.9 million and $123.4 million, respectively. Based on the recorded cash and cash equivalents, we believe that our liquidity resources were sufficient at March 31, 2015 to fund loans and meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS

As of March 31, 2015

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$15,000	$—	$7,000	$—	$22,000
Certificates of deposit of less than $100k	26,283	33,066	8,400	—	67,749
Certificates of deposit of $100k or more	85,335	39,846	12,552	—	137,733
Operating leases	238	569	118	—	925

Total contractual obligations	$126,856	$73,481	$28,070	$—	$228,407

Off-Balance Sheet Arrangements

We are party to credit related financial instruments with off-balance sheet risks in the normal course of business in order to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded on our balance sheet. Our exposure to credit loss is represented by the contractual amounts of these commitments. We follow the same credit policies in making commitments as we do for on-balance sheet instruments.

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	As of
	March 31, 2015	December 31, 2014
	Amount	Amount
Unfunded lines	$194,768	$182,820
Letters of credit	9,271	8,085

Total credit extension commitments	$204,039	190,905

Interest Sensitivity and Market Risk

Interest Sensitivity

We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique that we employ is simulation analysis, which technique is augmented by “gap” analysis.

In simulation analysis, we review each individual asset and liability category and its projected behavior in various interest rate environments. These projected behaviors are based upon our past experiences and upon current competitive environments, including the various environments in the different markets in which we compete. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates as output projections of net interest income. We also periodically verify the validity of this approach by comparing actual results with those that were projected in previous models.

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

The following table illustrates our interest rate sensitivity at March 31, 2015, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

As of March 31, 2015

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$450,601	26,471	84,642	165,977	153,815	53,038	934,544
Securities	348	2,643	2,727	7,755	6,631	17,527	37,631
Cash balances in other banks	134,211	—	—	—	—	—	134,211
Funds sold	—	—	—	—	—	—	—

Total interest-earning assets	585,160	29,114	87,369	173,732	160,446	70,565	1,106,386

Interest-bearing liabilities
Interest-bearing transactions accounts	56,579	3,414	15,363	27,940	14,915	40,301	158,512
Savings and money market deposits	253,112	5,216	23,472	58,941	1,494	61,333	403,568
Time deposits	9,834	26,760	75,024	71,617	—	22,247	205,482
Federal Home Loan Bank and other borrowed money	—	—	15,000	—	—	7,000	22,000

Total interest-bearing liabilities	$319,525	35,390	128,859	158,498	16,409	130,881	789,562

Interest sensitivity gap
Period gap	$265,635	(6,276)	(41,490)	15,234	144,037	(60,316)	316,824
Cumulative gap	265,635	259,359	217,869	233,103	377,140	316,824
Cumulative gap - Rate Sensitive Assets/Rate Sensitive Liabilities	24.01%	23.44	19.69	21.07	34.09	28.64

(1)	Includes mortgage loans held for sale

We generally benefit from an increase in market rates of interest when we have an asset-sensitive gap (a positive number) and generally benefit from a decrease in market interest rates when we are liability sensitive (a negative number). As shown in the table above, we are asset sensitive on a cumulative basis throughout all time frames. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those are viewed by management as significantly less interest sensitive than market-based rates such as those paid on non-core deposits. For this and other reasons, we rely more upon the simulation analysis (as described above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk

Our earnings are dependent, to a large degree, on our net interest income, which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest-bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from inherent interest rate risk in our lending, investing and deposit gathering activities. We seek to reduce our exposure to market risk through actively monitoring and managing interest rate risk. Management relies upon static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest-earning assets and interest -bearing liabilities, which quantifies, to a large extent, the degree of market risk inherent in our balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest-bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 400 basis points below the current prevailing rates to 400 basis points above the current prevailing rates. We make certain assumptions as to the effect varying levels of interest rates have on certain earning assets and interest-bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

The following table illustrates the results of our simulation analysis to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased by the specified amounts from current rates. As described above, this model uses estimates and assumptions in manner that asset and liability accounts will react to changes in prevailing interest rates. However, to isolate the market risk inherent in the balance sheet, the model assumes that no growth in the balance sheet occurs during the projection period. The model also assumes an immediate and parallel shift in interest rates, which would result in no change in the shape or slope of the interest rate yield curve. Because of the inherent use of these estimates and assumptions in the simulation model to derive this market risk information, the actual results of the future impact of market risk on our net interest margin may (and most likely will) differ from that found in the table.

MARKET RISK

	Impact on Net Interest Income
	As of March 31,	As of December 31,
Change in prevailing interest rates	2015	2014
+400 basis points	23.53%	20.42%
+300 basis points	17.48	15.10
+200 basis points	11.28	9.54
+100 basis points	5.16	4.21
0 basis points	—	—
-100 basis points	(1.62)	(1.23)
-200 basis points	(5.14)	(4.58)
-300 basis points	(7.77)	(6.83)
-400 basis points	(8.69)	(7.61)

Capital Resources

Total shareholders’ equity attributable to us at March 31, 2015 was $165.0 million, or 13.7% of total assets. At December 31, 2014, total shareholders’ equity attributable to us was $128.9 million, or 11.3% of total assets. The increase in shareholders’ equity during the first quarter of 2015 was attributable to our initial public offering that priced on March 18, 2015. We sold 1,642,000 shares of our common stock at $19.50 per share in our initial public offering. The underwriters had an option to purchase an additional 255,000 shares, which they exercised on March 27, 2015. In total, we sold 1,897,000 new shares of common stock and raised approximately $33.9 million, net of offering expenses. Our stock is traded on the Nasdaq Global Select Market under the symbol “NCOM.”

In July 2013, the Federal Reserve Board and the OCC issued final rules implementing the Basel III regulatory capital framework, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules revise the minimum capital requirements and adjust the prompt corrective action thresholds applicable to financial institutions under the agencies’ jurisdiction. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and Bank have made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company and Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as Common Equity Tier 1, Tier 1 capital and total risk based capital. Our objective is to maintain our current status as a “well-capitalized institution,” as that term is defined by the Bank’s regulators. As of March 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action.

Under the terms of the current regulatory guidelines, banks must meet minimum capital adequacy based upon both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a minimum ratio of Tier 1 capital to average assets of 4% (leverage ratio). Adherence to these guidelines has not had an adverse impact on us.

For 2015 information only, the table below calculates and presents regulatory capital based upon the new regulatory capital ratio requirements under Basel III that became effective on January 1, 2015, as well as the regulatory capital ratios in effect on December 31, 2014. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and Bank are sufficient to meet the fully phased-in conservation buffer.

The following table sets forth selected consolidated capital ratios at March 31, 2015 and December 31, 2014 for both NBC and NCC. ULB is not included at March 31, 2015, as ULB was merged into NBC on February 28, 2015.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands, except percentages)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
NCC	$137,981	14.55%	$75,888	8.00%	N/A	N/A
NBC	$110,787	11.70%	75,740	8.00%	$94,675	10.00%
Tier I Capital
(to Risk Weighted Assets)
NCC	$128,459	13.54%	$56,916	6.00%	N/A	N/A
NBC	$101,265	10.70%	$56,805	6.00%	$75,740	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)
NCC	$128,459	13.54%	$42,687	4.50%	N/A	N/A
NBC	$101,265	10.70%	$42,604	4.50%	$61,539	6.50%
Tier I Capital
(to Average Assets)
NCC	$128,459	11.41%	$45,020	4.00%	N/A	N/A
NBC	$101,265	9.01%	$44,940	4.00%	$56,175	5.00%

As of December 31, 2014
Total Capital
(to Risk Weighted Assets)
NCC	$106,289	11.75%	$72,367	8.00%	N/A	N/A
NBC	$84,148	11.42%	$58,948	8.00%	$73,685	10.00%
ULB	$18,731	11.31%	$13,249	8.00%	$16,561	10.00%
Tier I Capital
(to Risk Weighted Assets)
NCC	$96,487	10.66%	$36,205	4.00%	N/A	N/A
NBC	$74,927	10.16%	$29,499	4.00%	$44,248	6.00%
ULB	$18,731	11.31%	$6,625	4.00%	$9,937	6.00%
Tier I Capital
(to Average Assets)
NCC	$96,487	10.68%	$36,137	4.00%	N/A	N/A
NBC	$74,927	8.57%	$34,972	4.00%	$43,715	5.00%
ULB	$18,731	8.60%	$8,712	4.00%	$10,890	5.00%

Banking regulations limit the amount of dividends that a bank can pay without approval of the regulatory authorities. These restrictions are based on level of regulatory classified assets, the prior years’ net earnings and the ratio of equity capital to assets. Because the Bank currently has negative retained earnings, it is prohibited from paying a dividend without prior regulatory approval. As of March 31, 2015, the Bank had negative retained earnings of $149 thousand. This negative retained earnings balance was eliminated by the end of April 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is contained in Part I, Item 2 herein under the heading “Interest Sensitivity and Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter-ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries may be involved from time to time in various routine legal proceedings incidental to our respective businesses. Neither the Company nor any of its subsidiaries is currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operations or financial position.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 27, 2015, the Company completed an initial public offering of its common stock in which it issued and sold, as a result of the exercise in full of the underwriters’ option to purchase additional shares of common stock, an aggregate of 1,897,000 newly issued shares of common stock. Additionally, a selling stockholder, NBC Holdings, LLC, sold an additional 58,000 shares, resulting in 1,955,000 total shares sold in the offering. The shares sold in the offering were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1 (Registration No. 333-201371), which was declared effective by the SEC on March 18, 2015. All securities registered in the Company’s Registration Statement on Form S-1 were sold pursuant to an underwriting agreement dated as of March 18, 2015. The common stock is listed on the Nasdaq Global Select Market under the symbol “NCOM.” The Company’s shares of common stock were sold to the public at an initial offering price of $19.50 per share. The aggregate offering price for the shares of common stock issued and sold by the Company was approximately $36.99 million, and the aggregate underwriting discount for these shares of common stock issued and sold by the Company was approximately $2.50 million. We incurred approximately $783,000 of expenses in connection with the offering. The proceeds to us, net of total expenses, were approximately $33.7 million. The Company did not receive any proceeds from shares sold by the selling stockholder. The aggregate offering price for the shares of common stock, including shares sold in the overallotment option, sold by the selling stockholder was $1.13 million, and the aggregate underwriting discount for these shares of common stock sold by the selling stockholder was $76,343.

We intend to use the net proceeds received in the offering to support our growth, for working capital and for other general corporate purposes, including to finance our organic growth and expand our business through investments in or acquisitions of bank and non-financial services companies that we believe are complementary to our business and consistent with our growth strategy. There has been no material change in the planned use of proceeds from the offering as described in our final Prospectus filed with the SEC on March 19, 2015 pursuant to Rule 424(b)(4).

None of the use of proceeds in connection with the initial public offering will be a direct or indirect payment to our directors, our officers or any persons owning 10% or more of any class of our equity securities.

Keefe, Bruyette & Woods, Inc. served as sole book-running manager for the offering. Raymond James & Associates, Inc., Sterne, Agee & Leach, Inc. and FIG Partners, LLC were co-managers for the offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

3.2	By-Laws of National Commerce Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

10.1	National Commerce Corporation 2015 Incentive Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 26, 2015)

10.2	Form of National Commerce Corporation Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 26, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for National Commerce Corporation’s Form 10-Q for the period ended March 31, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE CORPORATION
(Registrant)

Date: May 15, 2015	/s/ John H. Holcomb, III
John H. Holcomb, III
Chief Executive Officer and Chairman of the Board

Date: May 15, 2015	/s/ William E. Matthews, V
William E. Matthews, V
Chief Financial Officer and Vice Chairman of the Board