Form 10-Q
period 2015-06-30
National Commerce Corp
filed 2015-08-13
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 12, 2015
Common stock, $0.01 par value	9,438,541 shares

NATIONAL COMMERCE CORPORATION

FORM 10-Q

i

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “National Commerce Corporation,” “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation and its consolidated affiliates as of June 30, 2015.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Balance Sheets

(In thousands, except share and per share data)

Assets
	June 30, 2015	December 31, 2014
Cash and due from banks	$17,677	14,236
Interest-bearing deposits with banks	124,716	109,199

Cash and cash equivalents	142,393	123,435

Investment securities held-to-maturity (fair value of $12,122 at June 30, 2015)	12,609	—
Investment securities available-for-sale	29,977	34,932
Other investments	5,844	5,421
Mortgage loans held-for-sale	13,750	9,329

Loans, net of unearned income	970,653	888,721
Less: allowance for loan losses	9,274	9,802

Loans, net	961,379	878,919

Premises and equipment, net	27,554	27,560
Accrued interest receivable	2,217	2,193
Bank owned life insurance	11,848	10,641
Other real estate	1,494	1,008
Deferred tax assets, net	12,149	11,444
Goodwill	29,775	28,834
Core deposit intangible, net	1,535	1,757
Other assets	4,090	2,953

Total assets	$1,256,614	1,138,426

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$246,804	217,643
Interest-bearing demand	162,087	154,816
Savings and money market	414,720	392,394
Time	227,872	206,207

Total deposits	1,051,483	971,060

Federal Home Loan Bank advances	22,000	22,000
Accrued interest payable	453	431
Other liabilities	8,049	8,774

Total liabilities	1,081,985	1,002,265

Commitments

Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	—	—
Common stock, at June 30, 2015, $0.01 par value, 30,000,000 shares authorized and 9,438,541 shares issued and outstanding; at December 31, 2014, $0.01 par value, 12,500,000 shares authorized and 7,541,541 shares issued and outstanding	94	75
Additional paid-in capital	165,674	131,455
Retained earnings (deficit)	724	(3,453)
Accumulated other comprehensive income	610	845

Total shareholders’ equity attributable to National Commerce Corporation	167,102	128,922
Noncontrolling interest	7,527	7,239

Total shareholders’ equity	174,629	136,161

Total liabilities and shareholders’ equity	$1,256,614	1,138,426

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Earnings

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$12,226	6,053	$24,018	11,839
Interest and dividends on taxable investment securities	269	310	525	627
Interest on non-taxable investment securities	114	42	156	84
Interest on interest-bearing deposits and federal funds sold	105	44	208	107

Total interest income	12,714	6,449	24,907	12,657

Interest expense:
Interest on deposits	961	524	1,879	1,074
Interest on borrowings	110	110	219	219

Total interest expense	1,071	634	2,098	1,293

Net interest income	11,643	5,815	22,809	11,364

Provision for loan losses	120	—	281	—

Net interest income after provision for loan losses	11,523	5,815	22,528	11,364
Other income:
Service charges and fees on deposit accounts	308	172	575	338
Mortgage origination and fee income	1,505	1,048	2,776	1,753
Merchant sponsorship revenue	191	—	191	—
Income from bank owned life insurance	86	60	165	120
Wealth management fees	13	15	32	29
(Loss) gain on other real estate	(11)	—	(24)	5
(Loss) gain on sale of investment securities available-for-sale	—	—	—	—
Other	114	31	255	48

Total other income	2,206	1,326	3,970	2,293

Other expense:
Salaries and employee benefits	5,114	3,119	10,101	6,115
Commission-based compensation	1,056	471	1,852	777
Occupancy and equipment	829	459	1,665	895
Core deposit intangible amortization	111	—	222	—
Other	2,506	1,386	5,066	2,529

Total other expense	9,616	5,435	18,906	10,316

Earnings before income taxes	4,113	1,706	7,592	3,341

Income tax expense	1,264	568	2,356	1,160

Net earnings	2,849	1,138	5,236	2,181

Less: Net earnings attributable to noncontrolling interest	593	—	1,059	—

Net earnings attributable to National Commerce Corporation	$2,256	1,138	$4,177	2,181

Basic earnings per common share	$0.24	0.20	$0.49	0.38
Diluted earnings per common share	$0.24	0.20	$0.48	0.38

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$2,256	1,138	$4,177	2,181

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities available-for-sale:
Unrealized (losses) gains arising during the period, net of tax of ($147), $121, ($127) and $221, respectively	(273)	225	(235)	409

Other comprehensive (loss) income	(273)	225	(235)	409

Comprehensive income	$1,983	$1,363	$3,942	$2,590

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling
	Stock	Capital	Deficit	Income	Interest	Total
Balance, December 31, 2014	$75	131,455	(3,453)	845	7,239	136,161

Share-based compensation expense		471				471
Net earnings attributable to National Commerce Corporation			4,177			4,177
Sale of common stock, net of offering expenses of $728	19	33,748				33,767
Net earnings attributable to noncontrolling interest					1,059	1,059
Distributions paid to noncontrolling interest					(771)	(771)
Change in unrealized gain/loss on securities available-for-sale, net of tax	—	—	—	(235)	—	(235)

Balance, June 30, 2015	$94	165,674	724	610	7,527	174,629

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Uaudited Consolidated Statements of Cash Flows

(In thousands)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$4,177	2,181
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Provision for loan losses	281	—
Net earnings attributable to noncontrolling interest	1,059	—
Depreciation, amortization and accretion	1,086	436
Loss on ineffective portion of fair value hedge derivative	2	72
Change in mortgage loan derivative	(118)	(18)
Loss on trade or sale of premises and equipment	5	—
Share-based compensation expense	471	215
Income from bank owned life insurance	(165)	(120)
Loss (gain) on other real estate	24	(5)
Change in:
Mortgage loans held-for-sale	(4,421)	(4,763)
Other assets and accrued interest receivable	(1,186)	(126)
Other liabilities and accrued interest payable	(739)	(754)

Net cash provided (used) by operating activities	476	(2,882)

Cash flows from investing activities:
Proceeds from calls, maturities and paydowns of securities available-for-sale	7,081	2,608
Purchases of securities available-for-sale	(2,500)	—
Purchases of securities held-to-maturity	(12,611)	—
Proceeds from sale of other investments	703	118
Purchases of other investments	(1,126)	(73)
Net change in loans	(83,845)	(5,932)
Proceeds from sale of other real estate	169	50
Investment in bank owned life insurance	(1,042)	—
Proceeds from the sale of premises and equipment	49	—
Purchases of premises and equipment	(1,815)	(1,455)

Net cash used by investing activities	(94,937)	(4,684)

Cash flows from financing activities:
Net change in deposits	80,423	(11,296)
Cash distribution paid to noncontrolling interests	(771)	—
Proceeds from stock offering	34,495	—
Stock offering expenses	(728)	—
Proceeds from exercise of options and warrants	—	615

Net cash provided (used) by financing activities	113,419	(10,681)

Net change in cash and cash equivalents	18,958	(18,247)

Cash and cash equivalents at beginning of the period	123,435	124,136

Cash and cash equivalents at end of the period	$142,393	105,889

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows, continued

(In thousands)

	For the Six Months Ended
	June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,076	1,375
Income taxes	$2,538	1,500
Non-cash investing and financing activities:
Change in unrealized gain on securities available-for-sale, net of tax	$235	409
Transfer of loans to other real estate	$694	—

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Notes to Unaudited Consolidated Financial Statements

(amounts in tables in thousands, except per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of National Commerce Corporation (including its subsidiaries, the “Company”), its wholly owned subsidiary, National Bank of Commerce (the “Bank”), and its majority-owned subsidiary, CBI Holding Company, LLC (“CBI”). The Bank provides a full range of commercial and consumer banking services throughout Alabama, including metropolitan Birmingham, Huntsville, Lee County and Baldwin County. In addition to its Alabama locations, the Bank operates full-service banking offices in the greater Orlando area and in Vero Beach, Florida. The Bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and undergoes periodic examinations by the OCC. The Company is regulated by and subject to periodic examinations by the Board of Governors of the Federal Reserve System (“Federal Reserve”). CBI is the holding company for Corporate Billing, LLC, a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s consolidated balance sheets, statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany transactions have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s knowledge and best estimates of the impact of current events and actions that the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, fair value of financial instruments, deferred taxes and contingencies. Estimates that are particularly susceptible to significant change and therefore are critical accounting estimates for the Company include the determination of the allowance for loan losses and the assessment of deferred tax assets and liabilities. Management does not anticipate any material changes to its estimates in the near term. Factors that may affect such estimates include, but are not limited to, external market factors, such as market interest rates and employment rates; changes to operating policies and procedures; economic conditions in the Company’s markets; and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe that such differences would materially affect the consolidated financial statements in any individual reporting period presented.

Note 2 – Reclassifications and Reincorporation

Certain prior period amounts have been reclassified to conform to the presentation used in 2015. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

Note 3 – Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares (options and warrants) are excluded from the diluted earnings per share computation. There were no antidilutive securities for the three months ended June 30, 2015. Antidilutive securities totaled 102,397 for the six months ended June 30, 2015. There were no antidilutive securities for the three and six months ended June 30, 2014.

The reconciliation of the components of the basic and diluted earnings per share is as follows.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings available to common shareholders	$2,256	1,138	$4,177	2,181

Weighted average common shares outstanding	9,438,541	5,739,173	8,574,900	5,748,154
Dilutive effect of stock options	54,014	11,938	44,096	10,908
Dilutive effect of directors’ shares	5,353	—	5,305	—
Dilutive effect of performance share awards	71,787	42,333	63,685	42,172

Diluted common shares	9,569,695	5,793,444	8,687,986	5,801,234

Basic earnings per common share	$0.24	0.20	$0.49	0.38
Diluted earnings per common share	$0.24	0.20	$0.48	0.38

Note 4 – Securities

The amortized cost and fair value of held-to-maturity and available-for-sale debt securities at June 30, 2015 and December 31, 2014 were as follows.

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value
Municipal securities	$12,609	—	487	12,122

	$12,609	—	487	12,122

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value
Mortgage-backed securities	$24,631	925	151	25,405
Municipal securities	4,408	206	42	4,572

	$29,039	1,131	193	29,977

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,501	—	—	1,501
Mortgage-backed securities	27,723	1,138	111	28,750
Municipal securities	4,408	279 6		4,681

	$33,632	1,417	117	34,932

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

Details concerning the Company’s debt securities with unrealized losses as of June 30, 2015 and December 31, 2014 are as follows.

	Held-to-Maturity Securities
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2015	Value	Losses	Value	Losses	Value	Losses
Municipal securities	$12,122	487	—	—	12,122	487

	$12,122	487	—	—	12,122	487

	Available-for-Sale Securities
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2015	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$844	19	5,946	132	6,790	151
Municipal securities	940	42	—	—	940	42

	$1,784	61	5,946	132	7,730	193

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$—	—	—	—	—	—
Mortgage-backed securities	—	—	7,705	111	7,705	111
Municipal securities	—	—	494	6	494	6

	$—	—	8,199	117	8,199	117

As of June 30, 2015, the Company did not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the six-month periods ended June 30, 2015 and 2014.

During the six-month periods ended June 30, 2015 and 2014, the Company did not sell any debt securities.

The amortized cost and estimated fair value of debt securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal securities:
0 to 5 years	$—	—	$—	—
5 to 10 years	1,047	1,095	—	—
Over 10 years	3,361	3,477	12,609	12,122
Mortgage-backed securities	24,631	25,405	—	—

	$29,039	29,977	$12,609	12,122

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at June 30, 2015 and December 31, 2014 are summarized as follows.

	June 30, 2015	December 31, 2014
Commercial, financial and agricultural	$141,932	131,657
Factored commercial receivables	75,000	82,600
Real estate - mortgage	636,600	577,268
Real estate - construction	100,928	83,663

Consumer	16,798	13,962

	971,258	889,150
Less: Unearned fees	605	429

Total loans and leases	970,653	888,721
Allowance for loan losses	(9,274)	(9,802)

Total net loans and leases	$961,379	878,919

The Company grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general market areas throughout Alabama and Florida, including metropolitan Birmingham, Huntsville, Lee County and Baldwin County in Alabama and metropolitan Orlando and Vero Beach in Florida. Through CBI, the Company also purchases receivables from transportation companies and automotive parts and service providers nationwide. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon prevailing conditions in the real estate market. Portfolio segments utilized by the Company are identified below. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans, and credit scores, debt-to-income ratios, collateral type and loan-to-value ratios for consumer loans.

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

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Balance, June 30, 2015	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, December 31, 2014	$1,523	955	5,047	647	562	1,068	9,802
Provisions charged to operating expense	25	(148)	1,022	196	(226)	(588)	281
Loans charged off	(1)	(1,095)	(764)	—	(87)	—	(1,947)
Recoveries	36	1,003	49	45	5	—	1,138

Balance, June 30, 2015	$1,583	715	5,354	888	254	480	9,274

Ending balance, individually evaluated for impairment	$—	540	—	—	—	—	540
Ending balance, collectively evaluated for impairment	$1,583	175	5,354	888	254	480	8,734
Loans:
Individually evaluated for impairment	$—	840	2,849	181	30	—	3,900
Collectively evaluated for impairment	$141,720	74,160	628,820	100,413	16,521	—	961,634
Acquired loans with deteriorated credit quality	$212	—	4,931	334	247	—	5,724

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Balance, June 30, 2014	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, December 31, 2013	$1,398	—	4,449	964	243	2,065	9,119
Provisions charged to operating expense	(263)	—	101	(396)	(169)	727	—
Loans charged off	(3)	—	(227)	—	—	—	(230)
Recoveries	32	—	23	18	12	—	85

Balance, June 30, 2014	$1,164	—	4,346	586	86	2,792	8,974

Ending balance, individually evaluated for impairment	$—	—	—	—	—	—	—
Ending balance, collectively evaluated for impairment	$1,164	—	4,346	586	86	2,792	8,974
Loans:
Individually evaluated for impairment	$—	—	1,195	—	—	—	1,195
Collectively evaluated for impairment	$88,566	—	428,302	64,014	6,513	—	587,395

The Company individually evaluates for impairment all loans that are on nonaccrual status. Additionally, all troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance. During the six months ended June 30, 2015 and 2014, the Company did not modify any loans that would be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of June 30, 2015 and December 31, 2014. The purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
June 30, 2015	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$—	—	—	—
Factored commercial receivables	—	—	—	—
Real estate - mortgage	2,849	5,837	—	2,274
Real estate - construction	181	188	—	60
Consumer	30	31	—	39

Total	$3,060	6,056	—	2,373

Impaired loans with related allowance:
Commercial, financial and agricultural	$—	—	—	—
Factored commercial receivables	840	840	540	1,088
Real estate - mortgage	—	—	—	—
Real estate - construction	—	—	—	—
Consumer	—	—	—	—

Total	$840	840	540	1,088

Total impaired loans:
Commercial, financial and agricultural	$—	—	—	—
Factored commercial receivables	840	840	540	1,088
Real estate - mortgage	2,849	5,837	—	2,274
Real estate - construction	181	188	—	60
Consumer	30	31	—	39

Total	$3,900	6,896	540	3,461

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2014	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$—	—	—	24
Factored commercial receivables	—	—	—	—
Real estate - mortgage	1,052	2,030	—	1,770
Real estate - construction	—	—	—	—
Consumer	—	—	—	—

Total	$1,052	2,030	—	1,794

Impaired loans with related allowance:
Commercial, financial and agricultural	$—	—	—	—
Factored commercial receivables	1,605	1,605	473	321
Real estate - mortgage	1,026	1,026	350	205
Real estate - construction	198	198	50	40
Consumer	—	—	—	—

Total	$2,829	2,829	873	566

Total impaired loans:
Commercial, financial and agricultural	$—	—	—	24
Factored commercial receivables	1,605	1,605	473	321
Real estate - mortgage	2,078	3,056	350	1,975
Real estate - construction	198	198	50	40
Consumer	—	—	—	—

Total	$3,881	4,859	873	2,360

For the six months ended June 30, 2015 and 2014, the Company did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of June 30, 2015 and December 31, 2014, by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For CBI’s factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, at which point it is charged against the allowance for loan losses.

	30-59 Days	60-89 Days	> 90 Days	Total
June 30, 2015	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial and agricultural	$—	—	—	—	141,932	141,932	—
Factored commercial receivables	5,697	1,034	145	6,876	68,124	75,000	—
Real estate - mortgage	547	2,427	693	3,667	632,933	636,600	5,216
Real estate - construction	—	—	—	—	100,928	100,928	181
Consumer	48	64	22	134	16,664	16,798	86

Total	$6,292	3,525	860	10,677	960,581	971,258	5,483

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2014	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial and agricultural	$—	—	—	—	131,657	131,657	—
Factored commercial receivables	6,327	1,013	217	7,557	75,043	82,600	—
Real estate - mortgage	191	1,963	1,572	3,726	573,542	577,268	4,133
Real estate - construction	198	—	—	198	83,465	83,663	676
Consumer	188	—	132	320	13,642	13,962	56

Total	$6,904	2,976	1,921	11,801	877,349	889,150	4,865

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans with respect to their credit risk. This analysis is performed on a continuous basis. The Bank uses the following definitions for its risk ratings:

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

Doubtful. Specific weaknesses characterized as Substandard that are severe enough to make collection in full unlikely. There is no reliable secondary source of full repayment. Loans classified as Doubtful will be placed on non-accrual, analyzed and fully or partially charged-off based on a review of the related collateral and other relevant factors.

Loss. Specific weaknesses characterized as Doubtful that are severe enough to be considered uncollectible and of such minimal value that its continuance as an asset is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans. As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows.

June 30, 2015	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$140,040	212	1,680	—	141,932
Factored commercial receivables	74,160	840	—	—	75,000
Real estate - mortgage	625,335	2,837	3,212	5,216	636,600
Real estate - construction	100,413	—	334	181	100,928
Consumer	16,099	—	613	86	16,798

Total	$956,047	3,889	5,839	5,483	971,258

December 31, 2014	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$129,314	1,159	1,184	—	131,657
Factored commercial receivables	80,995	—	—	1,605	82,600
Real estate - mortgage	565,992	4,057	2,803	4,416	577,268
Real estate - construction	82,552	94	254	763	83,663
Consumer	13,192	201	477	92	13,962

Total	$872,045	5,511	4,718	6,876	889,150

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

The following is a description of valuation methodologies used for assets and liabilities recorded or disclosed at fair value.

Cash and Cash Equivalents

For disclosure purposes, the carrying amount for cash, due from banks, interest-bearing deposits and federal funds sold is a reasonable estimate of fair value.

Securities Available-for-Sale

Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or Nasdaq, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds. Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Securities Held-to-Maturity

The fair value of securities held-to-maturity is estimated using the same measurement techniques as securities available-for-sale.

Other Investments

For disclosure purposes, the carrying amount of other investments approximates their fair value.

Loans and Mortgage Loans Held-for-Sale

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2015 and December 31, 2014, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Other Real Estate

Other real estate properties are adjusted to fair value upon the transfer of the loans to other real estate. Subsequently, other real estate assets are carried at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Company records the other real estate as nonrecurring Level 2. When fair value is based on an appraised value or management’s estimate of value, the Company records the other real estate or repossessed asset as nonrecurring Level 3.

Deposits

For disclosure purposes, the fair value of demand deposits, NOW and money market accounts and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed rate maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

For disclosure purposes, the fair value of Federal Home Loan Bank advances is based on the quoted value for similar remaining maturities provided by the FHLB.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value on a recurring basis. The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined by using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves derived from observable market interest rate curves).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company or the counterparty. However, as of June 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

June 30, 2015	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$—	25,405	—	25,405
Municipal securities	—	4,572	—	4,572

Total investment securities available-for-sale	$—	29,977	—	29,977

Derivative assets	$—	239	—	239

Derivative liabilities	$—	379	—	379

December 31, 2014	Level 1	Level 2	Level 3	Total
U.S. Treasury securities	$1,501	—	—	1,501
Mortgage-backed securities	—	28,750	—	28,750
Municipal securities	—	4,681	—	4,681
Investment in mutual fund	—	—	—	—

Total investment securities available-for-sale	$1,501	33,431	—	34,932

Derivative assets	$—	105	—	105

Derivative liabilities	$—	425	—	425

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2015 and December 31, 2014.

June 30, 2015	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$—	—	1,636	1,636
Impaired loans	—	—	5,483	5,483

December 31, 2014	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$—	—	1,380	1,380
Impaired loans	—	—	4,865	4,865

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 were as follows:

	Carrying	Estimated Fair Value
June 30, 2015	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$142,393	142,393	—	—
Investment securities held-to-maturity	12,609	—	12,122	—
Investment securities available-for-sale	29,977	—	29,977	—
Other investments	5,844	—	5,844	—
Loans, net	961,379	—	955,947	5,483
Mortgage loans held-for-sale	13,750	—	13,750	—
Bank owned life insurance	11,848	—	11,848	—
Derivative assets	239	—	239	—

Liabilities:
Deposits	1,051,483	—	1,022,470	—
Federal Home Loan Bank advances	22,000	—	22,601	—
Derivative liabilities	379	—	379	—

	Carrying	Estimated Fair Value
December 31, 2014	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$123,435	123,435	—	—
Investment securities available-for-sale	34,932	1,501	33,431	—
Other investments	5,421	—	5,421	—
Loans, net	878,919	—	873,125	4,865
Mortgage loans held-for-sale	9,329	—	9,329	—
Bank owned life insurance	10,641	—	10,641	—
Derivative assets	105	—	105	—

Liabilities:
Deposits	971,060	—	949,621	—
Federal Home Loan Bank advances	22,000	—	22,677	—
Derivative liabilities	425	—	425	—

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

Note 7 – Sale of Common Stock and Initial Public Offering

On March 18, 2015, the Company sold 1,642,000 shares of common stock at $19.50 in its initial public offering. The underwriters had an option to purchase an additional 255,000 shares, which they exercised on March 27, 2015. In total, the Company sold 1,897,000 shares and raised approximately $33.8 million, net of offering expenses. The Company’s stock is now traded on the Nasdaq Global Select Market under the symbol “NCOM.”

In February 2015, the Company’s stockholders approved a proposal to increase the Company’s total number of authorized common shares from 12,500,000 to 30,000,000.

Note 8 – Segment Reporting

The Company’s three reportable segments represent distinct product lines and are viewed separately for strategic planning purposes and internal reporting. There are no amounts to report for the Receivables Factoring segment for the 2014 periods, as this business was not acquired until August 29, 2014. The following table is a reconciliation of the reportable segment revenues, expenses and profit to the Company’s consolidated totals.

	Retail and
	Commercial	Mortgage	Receivables	Elimination
	Banking	Division (1)	Factoring	Entries (2)	Total
Three Months Ended June 30, 2015:
Interest income	$10,051	113	3,048	(498)	12,714
Interest expense	1,034	37	498	(498)	1,071

Net interest income	9,017	76	2,550	—	11,643
Provision for loan and lease losses	428	—	(308)	—	120
Noninterest income	377	1,829	—	—	2,206
Noninterest expense	6,873	1,453	1,290	—	9,616

Net earnings before tax and noncontrolling interest	2,093	452	1,568	—	4,113
Income tax expense	721	172	371	—	1,264
Noncontrolling interest	—	—	(593)	—	(593)

Net earnings atributable to National Commerce Corporation	$1,372	280	604	—	2,256

Six Months Ended June 30, 2015:
Interest income	$19,566	197	6,161	(1,017)	24,907
Interest expense	2,032	66	1,017	(1,017)	2,098

Net interest income	17,534	131	5,144	—	22,809
Provision for loan and lease losses	429	—	(148)	—	281
Noninterest income	924	3,017	29	—	3,970
Noninterest expense	13,789	2,493	2,624	—	18,906

Net earnings before tax and noncontrolling interest	4,240	655	2,697	—	7,592
Income tax expense	1,485	249	622	—	2,356
Noncontrolling interest	—	—	(1,059)	—	(1,059)

Net earnings atributable to National Commerce Corporation	$2,755	406	1,016	—	4,177

Total assets as of June 30, 2015	$1,213,137	13,750	97,687	(67,960)	1,256,614

Three Months Ended June 30, 2014:
Interest income	$6,328	121	—	—	6,449
Interest expense	599	35	—	—	634

Net interest income	5,729	86	—	—	5,815
Provision for loan and lease losses	—	—	—	—	—
Noninterest income	166	1,160	—	—	1,326
Noninterest expense	4,471	964	—	—	5,435

Net earnings before tax and noncontrolling interest	1,424	282	—	—	1,706
Income tax expense	461	107	—	—	568
Noncontrolling interest	—	—	—	—	—

Net earnings atributable to National Commerce Corporation	$963	175	—	—	1,138

Six Months Ended June 30, 2014:
Interest income	$12,466	191	—	—	12,657
Interest expense	1,238	55	—	—	1,293

Net interest income	11,228	136	—	—	11,364
Provision for loan and lease losses	—	—	—	—	—
Noninterest income	324	1,969	—	—	2,293
Noninterest expense	8,583	1,733	—	—	10,316

Net earnings before tax and noncontrolling interest	2,969	372	—	—	3,341
Income tax expense	1,019	141	—	—	1,160
Noncontrolling interest	—	—	—	—	—

Net earnings atributable to National Commerce Corporation	$1,950	231	—	—	2,181

Total assets as of June 30, 2014	$771,275	11,922	—	—	783,197

(1)	Noninterest income for the Mortgage Division segment includes intercompany income allocation.
(2)	Entry to remove intercompany interest allocated to the Receivables Factoring segment. For segment reporting purposes, we allocate funding costs to the Receivables Factoring segment at the Fed Funds rate plus 2.5%.

Note 9 – Goodwill and Intangibles

Changes to the carrying amount of goodwill for the six months ended June 30, 2015 are provided in the following table.

Balance, December 31, 2014	$28,834
Adjustments to goodwill	941

Balance, June 30, 2015	$29,775

The adjustments to goodwill made during the six months ended June 30, 2015 resulted from the write-down of fixed assets, prepaid assets and land acquired through the acquisition of United Group Banking Company of Florida, Inc. (“United”). The adjustments were made as additional information that existed at the time of acquisition was reviewed and affected the recorded fair value of certain fixed assets and prepaid assets. Net of deferred taxes, these adjustments resulted in a $941,000 increase to goodwill recorded in the United acquisition. The adjustment to goodwill had no impact on net income or shareholders’ equity of the Company for the first six months of 2015.

A summary of core deposit intangible assets as of June 30, 2015 and December 31, 2014 is set forth below.

	June 30, 2015	December 31, 2014
Gross carrying amount	$1,776	$1,776
Less: accumulated amortization	(241)	(19)

Net carrying amount	$1,535	$1,757

Note 10 – Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), the FHLB and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At June 30, 2015 and December 31, 2014, the Company’s reserve requirements were approximately $3,036,000 and $2,436,000, respectively.

Note 11 – Acquisition

On July 7, 2015, the Company announced the signing of a definitive agreement providing for the merger of Reunion Bank of Florida (“Reunion”), headquartered in Tavares, Florida, with and into NBC. Subsequent to the merger, Reunion will become a part of NBC, but will continue to operate under the “Reunion Bank of Florida” name and its existing management team.

Under the terms of the definitive agreement, each share of common stock of Reunion issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive either 0.7273 shares of NCC common stock or cash in the amount of $16.00. However, the total amount of cash payable in the merger will be equal to, as nearly as practicable, but in no event will exceed, $7,365,680, which represents approximately 20% of the currently issued and outstanding shares of Reunion common stock. Based on the 2,301,773 shares of common stock of Reunion currently issued and outstanding, the Company will issue approximately 1,339,264 shares of the Company’s common stock to Reunion shareholders in the merger, excluding any shares that may be issued in connection with future option exercises, and the currently outstanding options to purchase 286,343 shares of Reunion common stock will be converted into options to purchase approximately 208,257 shares of the Company’s common stock, at a weighted average exercise price of $14.11 per share. The transaction is subject to customary closing conditions, including receipt of regulatory approvals and approval by Reunion’s shareholders. The Company expects the merger to close during the fourth quarter of 2015.

Note 12 – Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The amendment substantially changes the way that reporting entities are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the new amendment. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, and affect the consolidation analysis of reporting entities that are involved with VIEs. The amendments in this update will be effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this ASU will not have a significant impact on the Company’s financial position or results of operations.

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

Our Business

NCC is a bank holding company headquartered in Birmingham, Alabama. We engage in the business of banking through our wholly owned banking subsidiary, National Bank of Commerce, which we may refer to as the “Bank” or “NBC.” On February 28, 2015, we merged United Legacy Bank (“ULB”), another of our banking subsidiaries, with and into NBC, and each of the former ULB banking offices now operates as “United Legacy Bank, a division of National Bank of Commerce.”

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

Overview of Second Quarter 2015 Results

Net income was $2.3 million in the second quarter ended June 30, 2015, compared with $1.1 million in the second quarter of 2014. Highlights from the 2015 second quarter include:

•	Net interest margin (tax-effected) of 4.22%, compared with 3.29% for the second quarter of 2014.

•	Return on average assets of 0.75%, compared with 0.61% for the second quarter of 2014.

•	Loan growth (excluding mortgage loans held for sale) of $49.9 million for the second quarter of 2015, representing a 21.7% annualized growth rate. Excluding factoring receivables, loans grew by $44.5 million during the quarter, representing a 20.9% annualized growth rate.

•	Deposit growth of $51.3 million for the second quarter of 2015, representing a 20.9% annualized growth rate.

•	$84.8 million in mortgage production, compared with $56.5 million for the second quarter of 2014.

•	$189 million in purchased volume in the Receivables Factoring segment. Because the Company entered the factoring business in the third quarter of 2014, no comparable figure is available for the second quarter of 2014.

•	Increase in non-acquired non-performing assets to $4.2 million, from $3.3 million at December 31, 2014 and $2.3 million at March 31, 2015.

•	Annualized net charge-offs of 0.16%, compared with 0.13% for the second quarter of 2014.

•	Ending book value per share of $18.50.

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

The following briefly describes the more complex policies involving a significant degree of judgment about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the creditworthiness of borrowers, the estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions and other factors affecting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we may ultimately realize may be different than our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see note 1 to NCC’s consolidated financial statements for the year ended December 31, 2014, which are contained in our Annual Report on Form 10-K.

Investment Securities Impairment

We assess on a quarterly basis whether there have been any events or economic circumstances to indicate that a security with respect to which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors in this assessment, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and, for debt securities, external credit ratings and recent downgrades. Securities with respect to which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value. The credit portion of the impairment, if any, is recognized as a realized loss in current earnings.

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes an asset or liability representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to a level at which it is “more likely than not” that the tax asset or benefit will be realized. The ultimate realization of tax benefits depends on many factors, including the sufficiency of taxable income, the availability of tax loss carrybacks or credits, the reversal of taxable temporary differences and tax planning strategies within the reversal period, as well as the state of applicable tax laws with respect to the realization of recorded tax benefits.

Business Combinations

Assets purchased and liabilities assumed in a business combination are recorded at their respective fair values. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of the purchased assets or assumed liabilities. On the date of acquisition, when the loans exhibit evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as non-accretable difference. We must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will generally result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield, which will have a positive impact on interest income. Purchased loans without evidence of credit deterioration are recorded in the same manner.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2015 and June 30, 2014

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014.

Net Income

During the three months ended June 30, 2015, our net income was $2.3 million, compared to $1.1 million for the three months ended June 30, 2014, an increase of 98.2%. During the six months ended June 30, 2015, our net income was $4.2 million, compared to $2.2 million for the six months ended June 30, 2014, an increase of 91.5%. Our results of operations for the three and six months ended June 30, 2015 include the results of CBI and ULB. These companies were acquired during the third and fourth quarters, respectively, of 2014 and, therefore, were not included in our results of operations for the three or six months ended June 30, 2014.

The primary reason for the increase in net income for the three and six months ended June 30, 2015 as compared to the same period of 2014 was an increase in net interest income. During the three months ended June 30, 2015, net interest income was $11.6 million, an increase of $5.8 million, or 100.2%, as compared to the three months ended June 30, 2014. During the six months ended June 30, 2015, net interest income was $22.8 million, an increase of $11.4 million, or 100.7%, as compared to the six months ended June 30, 2014. This increase was a result of higher levels of loan volume and other earning assets from organic growth and the acquisitions of CBI and ULB. Total noninterest income during the three months ended June 30, 2015 was $2.2 million, an increase of $880 thousand compared to the three months ended June 30, 2014. The largest increase in noninterest income during the second quarter of 2015 was in revenue from the mortgage division. During the three months ended June 30, 2015, mortgage origination and fee income totaled $1.5 million, compared to $1.0 million for the three months ended June 30, 2014, an increase of 43.6%. During the six months ended June 30, 2015, revenue from the mortgage division also contributed the largest increase in noninterest income. Mortgage origination and fee income totaled $2.8 million, compared to $1.8 million for the six months ended June 30, 2014, an increase of 58.4%.

The increases in net interest income and noninterest income were partially offset by an increase in other noninterest expense during the three and six months ended June 30, 2015. Total noninterest expense during the three months ended June 30, 2015 was $9.6 million, an increase of $4.2 million, or 76.9%, compared to the three months ended June 30, 2014. Total noninterest expense during the six months ended June 30, 2015 was $18.9 million, an increase of $8.6 million, or 83.3%, compared to the six months ended June 30, 2014. This increase during each period of 2015 was primarily a result of the addition of the operating expenses of CBI and ULB and costs associated with our initial public offering completed during the first quarter of 2015. These companies were not included in our results of operations for the three or six months ended June 30, 2014.

A majority of the changes in our net interest income, noninterest income and noninterest expense for the three and six months ended June 30, 2015 as compared to the same periods of 2014 resulted from the additional revenues and expenses of CBI and ULB, which we acquired during the second half of 2014. The following table details the amounts that CBI and ULB contributed to selected consolidated totals for the three and six months ended June 30, 2015.

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
	ULB	CBI	ULB	CBI
Net interest income	$2,072	$2,958	$3,908	$5,976
Noninterest income	125	—	260	29
Noninterest expense	1,568	1,290	3,365	2,624

Net Interest Income and Net Interest Margin Analysis

Comparison of net interest income for the three months ended June 30, 2015 and 2014

The largest component of our net income is net interest income – the difference between the income earned on interest-earning assets and the interest paid on deposits and borrowed funds used to support our assets. Net interest income divided by average earning assets represents our net interest margin. The major factors that affect net interest income and net interest margin are changes in volume, the yield on interest-earning assets and the cost of interest-bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand and deposit flow. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and our primary source of earnings.

The following table shows, for the periods indicated, the average balances of each principal category of our assets, liabilities and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Three Months Ended
(Dollars in thousands, except yields and rates)	June 30, 2015			June 30, 2014
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans	$944,373	$12,116	5.15%	$570,896	$5,935	4.17%
Mortgage loans held for sale	11,180	112	4.02	12,145	121	4.00
Securities:
Taxable securities	32,402	269	3.33	46,525	310	2.67
Tax-exempt securities	14,297	181	5.08	4,496	66	5.89
Cash balances in other banks	112,081	105	0.38	77,607	44	0.23
Funds sold	—	—	0.00	—	—	0.00

Total interest-earning assets	1,114,333	$12,783	4.60	711,669	$6,476	3.65

Noninterest-earning assets	95,949			31,040

Total assets	$1,210,282			$742,709

Liabilities and shareholders’ equity
Interest-bearing transactions accounts	$157,261	$97	0.25%	$112,371	$73	0.26%
Savings and money market deposits	408,117	417	0.41	276,062	253	0.37
Time deposits	208,388	447	0.86	97,303	198	0.82
Federal Home Loan Bank and other borrowed money	22,000	110	2.01	22,000	110	2.01

Total interest-bearing liabilities	795,766	$1,071	0.54	507,736	$634	0.50

Noninterest-bearing deposits	233,136			141,623

Total funding sources	1,028,902			649,359
Noninterest-bearing liabilities	8,026			2,025
Shareholders’ equity	173,354			91,325

	$1,210,282			$742,709

Net interest rate spread			4.06%			3.15%
Net interest income/margin (Taxable equivalent)		11,712	4.22%		5,842	3.29%
Tax equivalent adjustment		69			27

Net interest income/margin		$11,643	4.19%		$5,815	3.28%

Net interest income increased $5.8 million, or 100.2%, to $11.6 million for the three months ended June 30, 2015, compared to $5.8 million for the same period of 2014. The increase was due to an increase in interest income of $6.3 million, resulting from higher levels of loan volume from organic growth and the acquisitions of CBI and ULB. This increase in interest income was partially offset by a $437 thousand increase in interest expense. The increase in interest income was primarily due to a 65.4% increase in average loans outstanding for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The resulting net interest margin for the three months ended June 30, 2015 rose to 4.19%, from 3.28% during the three months ended June 30, 2014.

Interest-earning assets averaged $1.1 billion for the three months ended June 30, 2015, compared to $711.7 million for the three months ended June 30, 2014, an increase of $402.6 million, or 56.6%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased 95 basis points to 4.60% for the three months ended June 30, 2015, compared to 3.65% for the three months ended June 30, 2014. During the three months ended June 30, 2015, the loan yield was 5.15%, compared to 4.17% during the three months ended June 30, 2014. The increase in loan yield was primarily due to the addition of the factored receivables originated by CBI. These factored receivables are generally much higher-yielding assets than our traditional loans. The yield on the factored receivables varies but is approximately 15%. CBI contributed average loan balances of $74.6 million during the three months ended June 30, 2015.

Interest-bearing liabilities averaged $795.8 million for the three months ended June 30, 2015, compared to $507.7 million for the three months ended June 30, 2014, an increase of $288.0 million, or 56.7%. The rate on total interest-bearing liabilities was 54 basis points for the three months ended June 30, 2015, compared to 50 basis points for the three months ended June 30, 2014. The increase in interest-bearing and noninterest-bearing average deposits was due to organic deposit production and the inclusion of ULB’s deposits in our results for the three months ended June 30, 2015.

Average noninterest-bearing deposits increased to $233.1 million during the three months ended June 30, 2015, as compared to $91.5 million during the three months ended June 30, 2014. This increase in average noninterest-bearing deposits, together with the increased volume of interest-earning assets and higher yields on interest-earning assets, led to the higher net interest margin for the three months ended June 30, 2015.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended
	June 30,
(Dollars in thousands)	2015 vs. 2014
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$4,552	$1,629	$6,181
Mortgage loans held for sale	(10)	1	(9)
Securities:
Taxable securities	(107)	66	(41)
Tax-exempt securities	125	(10)	115
Cash balances in other banks	24	37	61
Funds sold	—	—	—

Total interest-earning assets	$4,584	$1,723	$6,307

Interest-bearing liabilities
Interest-bearing transactions accounts	$28	$(4)	$24
Savings and money market deposits	132	32	164
Time deposits	237	12	249

Federal Home Loan Bank and other borrowed money	—	—	—

Total interest-bearing liabilities	$397	$40	$437

Net interest income
Net interest income (Taxable equivalent)	4,187	1,683	5,870
Taxable equivalent adjustment	23	19	42

Net interest income	$4,164	$1,664	$5,828

Comparison of net interest income for the six months ended June 30, 2015 and 2014

The following table shows, for the periods indicated, the average balances of each principal category of our assets, liabilities and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Six Months Ended
(Dollars in thousands, except yields and rates)	June 30, 2015			June 30, 2014
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans	$924,081	$23,826	5.20%	$562,404	$11,654	4.18%
Mortgage loans held for sale	10,338	197	3.84	9,255	191	4.16
Securities:
Taxable securities	33,963	525	3.12	47,132	627	2.68
Tax-exempt securities	9,550	248	5.24	4,422	133	6.07
Cash balances in other banks	113,323	208	0.37	92,565	107	0.23
Funds sold	—	—	0.00	—	—	0.00

Total interest-earning assets	1,091,255	$25,004	4.62	715,778	$12,712	3.58

Noninterest-earning assets	94,920			29,791

Total assets	$1,186,175			$745,569

Liabilities and shareholders’ equity
Interest-bearing transactions accounts	$158,477	$196	0.25%	$113,177	$146	0.26%
Savings and money market deposits	399,765	794	0.40	279,064	507	0.37
Time deposits	208,700	889	0.86	100,272	421	0.85
Federal Home Loan Bank and other borrowed money	22,000	219	2.01	22,000	219	2.01

Total interest-bearing liabilities	788,942	$2,098	0.54	514,513	$1,293	0.51

Noninterest-bearing deposits	232,818			138,451

Total funding sources	1,021,760			652,964
Noninterest-bearing liabilities	7,836			2,130
Shareholders’ equity	156,579			90,475

	$1,186,175			$745,569

Net interest rate spread			4.08%			3.07%
Net interest income/margin (Taxable equivalent)		22,906	4.23%		11,419	3.22%
Tax equivalent adjustment		97			55

Net interest income/margin		$22,809	4.21%		$11,364	3.20%

Net interest income increased $11.4 million, or 100.7%, to $22.8 million for the six months ended June 30, 2015, compared to $11.4 million for the same period of 2014. The increase was due to an increase in interest income of $12.3 million, resulting from higher levels of loan volume from organic growth and the acquisitions of CBI and ULB. This increase in interest income was partially offset by a $805 thousand increase in interest expense. The increase in interest income was primarily due to a

64.3% increase in average loans outstanding for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The resulting net interest margin for the six months ended June 30, 2015 rose to 4.21%, from 3.20% during the six months ended June 30, 2014.

Interest-earning assets averaged $1.1 billion for the six months ended June 30, 2015, compared to $715.8 million for the six months ended June 30, 2014, an increase of $375.5 million, or 52.5%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased by 104 basis points to 4.62% for the six months ended June 30, 2015, compared to 3.58% for the six months ended June 30, 2014. During the six months ended June 30, 2015, the loan yield was 5.20%, compared to 4.18% during the six months ended June 30, 2014. The increase in loan yields was primarily due to the addition of the factored receivables originated by CBI. These factored receivables are generally much higher-yielding assets than our traditional loans. The yield on the factored receivables varies but is approximately 15%. CBI contributed average loan balances of $75.9 million during the six months ended June 30, 2015.

Interest-bearing liabilities averaged $788.9 million for the six months ended June 30, 2015, compared to $514.5 million for the six months ended June 30, 2014, an increase of $274.4 million, or 53.3%. The rate on total interest-bearing liabilities was 54 basis points for the six months ended June 30, 2015, compared to 51 basis points for the six months ended June 30, 2014. The increase in interest-bearing and noninterest-bearing average deposits was due to organic deposit production and the inclusion of ULB’s deposits in our results for the six months ended June 30, 2015.

Average noninterest-bearing deposits increased to $232.9 million during the six months ended June 30, 2015, as compared to $94.4 million during the six months ended June 30, 2014. This increase in average noninterest-bearing deposits, together with the increased volume of interest-earning assets and higher yields on interest-earning assets, led to the higher net interest margin for the six months ended June 30, 2015.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2015 vs. 2014
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$8,821	$3,351	$12,172
Mortgage loans held for sale	22	(16)	6
Securities:
Taxable securities	(193)	91	(102)
Tax-exempt securities	135	(20)	115
Cash balances in other banks	28	73	101
Funds sold	—	—	—

Total interest-earning assets	$8,813	$3,479	$12,292

Interest-bearing liabilities
Interest-bearing transactions accounts	$56	$(6)	$50
Savings and money market deposits	236	51	287
Time deposits	462	6	468

Federal Home Loan Bank and other borrowed money	—	—	—

Total interest-bearing liabilities	$754	$51	$805

Net interest income
Net interest income (Taxable equivalent)	8,059	3,428	11,487
Taxable equivalent adjustment	27	15	42

Net interest income	$8,032	$3,413	$11,445

Provision for Loan Losses

During the three and six months ended June 30, 2015, we recorded a provision for loan losses of $120 thousand and $281 thousand, respectively. During the three and six months ended June 30, 2014, we did not record a provision for loan losses. Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment and an impairment is deemed necessary, the impaired portion of the loan amount is charged off. Currently, no portion of our allowance is related to impaired loans.

Noninterest Income

In addition to net interest margin, we generate other types of recurring noninterest income from our operations. Our banking operations generate revenue from service charges and fees on deposit accounts. Our mortgage division generates revenue from originating and selling mortgages, and we have a revenue sharing relationship with a registered broker-dealer. In addition to these types of recurring noninterest income, NBC owns life insurance on several key employees and records income on the increase in the cash surrender value of these policies.

Additionally, during the 2015 second quarter, we began earning revenue as a sponsor bank for a provider of electronic transaction processing services for retail merchants and the consumer finance industry. This sponsorship into the VISA and MasterCard networks allows the processor to accept debit and credit card transactions, and we earn a fee on each such transactions.

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2015	2014	2015	2014

Service charges and fees on deposit accounts	$308	$172	$575	$338
Mortgage origination and fee income	1,505	1,048	2,776	1,753
Merchant sponsorship revenue	191	—	191	—
Income from bank owned life insurance	86	60	165	120
Wealth management fees	13	15	32	29
(Loss) gain on sale of other real estate	(11)	—	(24)	5
Other noninterest income	114	31	255	48

Total noninterest income	$2,206	$1,326	$3,970	$2,293

Noninterest income for the three months ended June 30, 2015 and 2014 was $2.2 million and $1.3 million, respectively. Noninterest income for the six months ended June 30, 2015 and 2014 was $4.0 million and $2.3 million, respectively. The inclusion of ULB and CBI in our results of operations accounted for approximately $125 thousand of the $880 thousand increase in noninterest income recorded during the three months ended June 30, 2015 and approximately $289 thousand of the $1.7 million increase recorded during the six months ended June 30, 2015.

The most significant increase in noninterest income for both periods of 2015 was from the mortgage division. Mortgage division income increased $457 thousand during the three months ended June 30, 2015 and totaled $1.5 million for this period, as compared to $1.0 million during the three months ended June 30, 2014. Mortgage division income increased $1.0 million during the six months ended June 30, 2015 and totaled $2.8 million for this period, as compared to $1.8 million during the six months ended June 30, 2014. Increased production led to higher mortgage division income during each of the 2015 periods. During the three months ended June 30, 2015, total production was $84.8 million, compared to $56.5 million during the three months ended June 30, 2014. Total production for the six months ended June 30, 2015 was $140.5 million, compared to $97.8 million during the six months ended June 30, 2014. During the three months ended June 30, 2015, refinance activity accounted for 18.6% of production volume, compared to 11.8% during the same period in 2014. The addition of ULB had a minimal impact on the higher mortgage division income during the three and six months ended June 30, 2015. We intend to grow this business line in the greater Orlando market, but the increased mortgage division income during the first six months of 2015 came predominately from our other markets.

Service charges and fees on deposit accounts increased by $136 thousand to $308 thousand for the three months ended June 30, 2015 and increased $237 thousand to $575 thousand for the six months ended June 30, 2015, as compared to the same periods in 2014. The addition of ULB contributed $89 thousand and $152 thousand of the increases for the three- and six-month periods ended June 30, 2015, respectively. The remaining portion of this increase was a result of an increase in the number of deposit accounts as we continue to gain momentum and market share in our markets.

Noninterest expense

The increase in our total noninterest expense during the three and six months ended June 30, 2015 reflects the continued growth of the Company (organic growth and growth via acquisition), as well as the expansion of our operational framework, employee base and facilities infrastructure as we build the foundation to support our growth strategies. We believe that some of our overhead costs will decrease as a percentage of our revenue as we grow and gain operating leverage by spreading these costs over a larger revenue base.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2015	2014	2015	2014

Salaries and employee benefits	$5,114	$3,119	$10,101	$6,115
Commission-based compensation	1,056	471	1,852	777
Occupancy and equipment expense	829	459	1,665	895
Data processing expenses	487	294	912	583
Advertising and marketing expenses	125	63	298	139
Legal fees	135	134	302	196
FDIC insurance assessments	152	105	357	212
Accounting and audit expenses	212	103	435	198
Consulting and other professional expenses	164	72	269	107
Telecommunications expenses	135	67	263	129
Other real estate owned, repossessed asset and other collection expenses	71	20	193	20
Core deposit intangible amortization	111	—	222	—
Other noninterest expense	1,025	528	2,037	945

Total noninterest expense	$9,616	$5,435	$18,906	$10,316

Noninterest expense for the three months ended June 30, 2015 and 2014 was $9.6 million and $5.4 million, respectively. Noninterest expense for the six months ended June 30, 2015 and 2014 was $18.9 million and $10.3 million, respectively. The inclusion of ULB and CBI in our results of operations accounted for approximately $2.9 million of the $4.2 million increase in noninterest expense recorded during the three months ended June 30, 2015. The inclusion of ULB and CBI accounted for approximately $6.0 million of the $8.6 million increase in noninterest expense recorded during the six months ended June 30, 2015.

The largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits expense and commission-based compensation expense. Salaries continue to increase as we expand our presence in the markets in which we operate. In April 2014, we opened a loan production office (which we converted to a full-service branch in November 2014) in Vero Beach, Florida, which contributed to the increase in salaries and employee benefits expense during the three and six months ended June 30, 2015. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at CBI. The higher levels of revenue for the mortgage division contributed to the increased commission-based compensation expense during the three and six months ended June 30, 2015. Additionally, salaries and benefits expense for CBI’s and ULB’s employees contributed approximately $1.9 million of the $2.6 million increase in salaries and employee benefits expense and commission-based compensation expense recorded during the three months ended June 30, 2015 and contributed approximately $3.7 million of the $5.1 million increase in salaries and employee benefits and commission-based compensation expense recorded during the six months ended June 30, 2015 as compared with the same periods in 2014.

Each category of noninterest expense increased during the three months ended June 30, 2015. This was largely a result of the additional expenses associated with the operations of CBI and ULB. Also, legal, accounting and other professional services expenses increased during the three and six months ended June 30, 2015 in connection with merger-related activities and costs associated with becoming a public company and our initial public offering during March 2015.

Income Tax Provision

Income tax expense of $1.3 million was recognized during the three months ended June 30, 2015, compared to income tax expense of $568 thousand during the three months ended June 30, 2014. Income tax expense of $2.4 million was recognized during the six months ended June 30, 2015, compared to income tax expense of $1.2 million during the six months ended June 30, 2014. The increase in income tax expense during the each of the 2015 periods was due to an increase in pre-tax income. Our effective tax rate for the three months ended June 30, 2015 was 30.7% (35.9% including the minority interest in CBI), compared to 33.3% during the three months ended June 30, 2014. Our effective tax rate for the six months ended June 30, 2015 was 31.0% (36.1% including the minority interest in CBI), compared to 34.7% during the six months ended June 30, 2014. The effective tax rate is affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at June 30, 2015 and December 31, 2014

Overview

Our total assets increased $118.2 million, or 10.4%, from $1.1 billion at December 31, 2014, to $1.3 billion at June 30, 2015. Loans increased by $81.9 million, or 9.2%, during the first six months of 2015, and cash and cash equivalents increased by $19.0 million.

Deposits at June 30, 2015 totaled $1.1 billion, an increase of $80.4 million as compared to December 31, 2014. Our deposits increased during the first six months of 2015 due to the successful business development efforts of our employees, as we continue to move banking relationships from other financial institutions. Additionally, the Bank has benefited from excess liquidity in the financial markets, as investors are unwilling to make long-term investments due to the low interest rate environment and elect to maintain cash in interest-bearing transaction and money market accounts.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets and as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base from which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have designated a majority of our securities as available-for-sale to provide flexibility in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. Securities available-for-sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of related deferred taxes. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities. Securities classified as held-to-maturity are carried at amortized cost on our balance sheet.

During the six months ended June 30, 2015, we elected to use a portion of our balance sheet liquidity to invest in securities issued by states and political subdivisions (“municipal securities”). During the first six months of 2015, we invested $12.6 million in municipal securities. Additionally, we have elected to classify these municipal securities as held-to-maturity, as we currently have the ability and intent to hold these securities until maturity.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2015 and December 31, 2014.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of
	June 30,		December 31,
(Dollars in thousands)	2015		2014
	Cost	Market	Cost	Market
U.S. Treasury securities	$—	$—	$1,501	$1,501
Securities issued by states and political subdivisions	4,408	4,572	4,408	4,681
Residential mortgage pass-through securities	24,631	25,405	27,723	28,750

Total investment securities	$29,039	$29,977	$33,632	$34,932

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of
	June 30,
(Dollars in thousands)	2015
	Cost	Market
U.S. Treasury securities	$—	$—
Securities issued by states and political subdivisions	12,609	12,122
Residential mortgage pass-through securities	—	—
Other debit securities	—	—

Total investment securities	$12,609	$12,122

We invest primarily in mortgage-backed securities, municipal securities and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that management attempts to control and counterbalance. Total loans averaged $924.1 million during the six months ended June 30, 2015, or 84.7% of average earning assets, as compared to $562.4 million, or 78.6% of average earning assets, for the six months ended June 30, 2014. At June 30, 2015, total loans, net of unearned income, were $970.7 million, compared to $888.7 million at December 31, 2014, an increase of $81.9 million, or 9.2%.

The organic, or non-acquired, growth in the Bank’s loan portfolio is attributable to the Bank’s ability to attract new customers to the Company from other financial institutions. We have also been successful in building banking relationships with new customers in all of the markets that we serve. We have hired several new bankers in our markets, and these employees have been successful in transitioning their former clients and new clients to the Bank. Our bankers are expected to be involved in their communities and to maintain business development efforts to develop relationships with clients, and our philosophy is to be responsive to customer needs by providing decisions in a timely manner. In addition to our business development efforts, many of the markets in which we operate have shown signs of economic recovery over the last few years, which has increased demand for the services that we provide.

The table below provides a summary of the loan portfolio composition as of the dates indicated.

COMPOSITION OF LOAN PORTFOLIO

	As of
	June 30,		December 31,
(Dollars in thousands, except percentages)	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
Construction, land development, and other land loans	$100,928	10.39%	$83,663	9.41%
Secured by farmland	1,988	0.20	1,842	0.21
Secured by 1-4 family residential properties	246,690	25.40	221,222	24.88
Secured by multifamily (5 or more) residential properties	24,103	2.48	23,420	2.63
Secured by nonfarm nonresidential properties	363,819	37.47	330,784	37.20

Loans secured by real estate	737,528	75.94	660,931	74.33
Commercial and industrial loans	123,478	12.71	113,788	12.80
Factored commercial receivables	75,000	7.72	82,600	9.29
Consumer loans	16,798	1.73	13,962	1.57
Other loans	18,454	1.90	17,869	2.01

Total gross loans	971,258	100.00%	889,150	100.00%
Unearned income	(605)		(429)

Total loans, net of unearned income	970,653		888,721
Allowance for loan losses	(9,274)		(9,802)

Total net loans	$961,379		$878,919

In the context of this discussion, a “real estate mortgage loan” is defined as any loan secured by real estate, other than a loan for construction purposes, regardless of the purpose of the loan. It is common practice for financial institutions in our market areas, and for us in particular, to obtain a security interest in or lien on real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. This practice tends to increase the magnitude of the real estate loan portfolio. In many cases, we prefer real estate collateral to many other potential collateral sources, such as accounts receivable, inventory and equipment.

The principal component of our loan portfolio is loans secured by real estate. At June 30, 2015, this category totaled $737.5 million and represented 75.9% of our total loan portfolio, compared to $660.9 million, or 74.3% of the total loan portfolio, at December 31, 2014. Each category of real estate mortgage loans and real estate construction loans increased during the first six months of 2015.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $33.0 million, or 10.0%, to $363.8 million at June 30, 2015, compared to $330.8 million at December 31, 2014. Commercial mortgage loans comprise the single largest category of our loans, and, at June 30, 2015, accounted for 37.5% of our total loan portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally comprised a large portion of our loan portfolio. Of the $363.8 million in total commercial mortgage loans at June 30, 2015, approximately $139.8 million were loans secured by owner-occupied properties.

Residential mortgage loans increased by $25.5 million, or 11.5%, to $246.7 million at June 30, 2015, compared to $221.2 million at December 31, 2014. At June 30, 2015, residential mortgages accounted for 25.4% of our total loan portfolio.

Real estate construction loans totaled $100.9 million at June 30, 2015, an increase of 20.6% from $83.7 million at December 31, 2014. At June 30, 2015, this loan type accounted for 10.4% of our total loan portfolio.

Commercial and industrial loans totaled $123.5 million at June 30, 2015, compared to $113.8 million at December 31, 2014. The Bank has hired several experienced commercial lenders, and the increases described above are largely a result of the successful efforts of these employees. We expect this trend to continue with respect to commercial and industrial loans as economic conditions continue to improve.

Factored commercial receivables totaled $75.0 million at June 30, 2015, compared to $82.6 million at December 31, 2014. This balance will fluctuate depending on several variables, such as when receivables are purchased and when and how quickly payments are received. A lower balance at the end of a period does not necessarily mean less purchase activity during the period.

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

In determining the amount of the allowance, we utilize the risk department’s independent analysis of the minimum required loan loss reserve for the Bank. In this analysis, problem loans are reviewed for impairment or for loss exposure based on their payment performance, probability of default and value of the collateral. These totals are specifically allocated to the reserve. The loan portfolio is then divided into various homogeneous risk pools utilizing a combination of collateral codes, loan purpose codes and internal risk ratings. Historical losses are used to estimate the probable loss in the current portfolio based on both an average loss methodology and a migration loss methodology. The methodologies and the time periods considered are subjective and vary for each risk pool based on systematic risk relative to our ability to estimate losses for that risk pool. Because every loan has a risk of loss, the calculation begins with a minimum loss allocation for each loan pool. The minimum loss is estimated based on long-term trends for the Bank, the banking industry and the economy. A minimum loss allocation is similarly applied to letters of credit and unused lines of credit. Loss allocations are adjusted for changes in the economy, problem loans, payment performance, loan policy, management, credit administration systems, credit concentrations, loan growth and other elements over the time periods utilized in the methodology. The adjusted loss allocations are then applied to the current balances in their respective loan pools. Loss allocations are totaled, yielding the required allowance for loan losses.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

ALLOWANCE FOR LOAN LOSSES

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except percentages)	2015	2014	2015	2014
Total loans outstanding, net of unearned income	$970,653	$588,065	$970,653	$588,065

Average loans outstanding, net of unearned income	$944,373	$570,896	$924,081	$562,404

Allowance for loan losses at beginning of period	$9,522	$9,162	$9,802	$9,119
Charge-offs:
Loans secured by real estate	432	227	764	227
Commercial and industrial loans	—	—	—	—
Factored receivables	529	—	1,095	—
Consumer loans	87	—	87	—
All other loans	—	2	1	3

Total charge-offs	1,048	229	1,947	230
Recoveries:
Loans secured by real estate	63	15	95	41
Commercial and industrial loans	193	4	9	7
Factored receivables	406	—	1,003	—
Consumer loans	5	10	5	12
All other loans	13	12	26	25

Total recoveries	680	41	1,138	85

Net charge-offs	368	188	809	145
Provision for loan losses	120	—	281	—

Allowance for loan losses at period end	$9,274	$8,974	$9,274	$8,974

Allowance for loan losses to period end loans	0.96%	1.53%	0.96%	1.53%
Net charge-offs (recoveries) to average loans	0.16%	0.13%	0.18%	0.05%

The table above does not include the allowance for loan losses related to loans acquired from ULB. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, ULB’s allowance for loan losses was not brought forward as of the date of acquisition; rather, the acquired loans were recorded at fair value, and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At June 30, 2015, ULB’s acquired loan portfolio totaled $137.7 million and had a related non-accretable difference of $2.1 million and an accretable discount of $1.7 million.

Overall, asset quality indicators have remained steady, and, as a result, provision expense has been minimal. During the three months ended June 30, 2015, one large credit was partially charged off and placed on nonaccrual. This event, along with continued strong loan growth, required the recording of a provision expense during the three months ended June 30, 2015. While nonperforming assets increased during the three months ended June 30, 2015, our nonperforming assets as a percentage of total assets remains low.

Allocation of the Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of
	June 30,		December 31,
(Dollars in thousands, except percentages)	2015		2014
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$1,583	14.61%	$1,523	14.81%
Factored receivables	715	7.72	955	9.29
Real estate - mortgage	5,354	65.55	5,047	64.92
Real estate - construction	888	10.39	647	9.41
Consumer	254	1.73	562	1.57
Unallocated	480	—	1,068	—

	$9,274	100.00%	$9,802	100.00%

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

We evaluate the adequacy and allocation of the allowance on a quarterly basis. Recent variations in the unallocated portion of the allowance have been driven by our estimate of probable inherent losses within the portfolio that have not yet been specifically identified due in large part to the factors discussed above and consideration of such additional factors as changes in the nature and volume of our loan portfolio, current economic conditions that may affect borrowers’ ability to pay, overall portfolio quality and our review of specific problem loans. In general, we expect that the portion of the unallocated allowance attributable to inherited loans will decrease over time as new loans are made and additional information becomes available with respect to currently unidentified problems and expected losses for the inherited loans. However, because our allocation of the allowance among the various loan types is driven by several factors, this decrease may not be linear with the volume of acquired loans outstanding during certain time frames.

Our procedures for allocating the allowance support an incurred, rather than expected, loss model through utilization of both specific and general reserves (including the unallocated amount). Although leaving a portion of the allowance unallocated may appear to indicate the expectation of future events, it in fact addresses the potential for additional losses on the current portfolio. We deem it prudent to include this component of measurement in our allowance for loan losses and believe that it is appropriate to apply it as an unallocated amount based on the current information available in the loan files and our exposure to incurred losses over the various segments. In effect, the unallocated portion represents a component that explicitly accounts for the inherent imprecision in the loan loss analysis based on our specific current circumstances.

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated.

NONPERFORMING ASSETS

	As of
	June 30,		December 31,
(Dollars in thousands, except percentages)	2015	2014	2014

Nonaccrual loans	$5,483	$1,195	$4,865
Loans past due 90 days or more and still accruing	145	—	297

Total nonperforming loans	5,628	1,195	5,162
Other real estate and repossesed assets	1,636	800	1,380

Total nonperforming assets	$7,264	$1,995	$6,542

Allowance for loan losses to period end loans	0.96%	1.53%	1.10%

Allowance for loan losses to period end non-performing loans	164.78	750.96	189.89

Net charge-offs (recoveries) to average loans	0.16	0.13	0.05

Nonperforming assets to period end loans and foreclosed property and repossessed assets	0.75	0.34	0.73

Nonperforming loans to period end loans	0.58	0.20	0.58

Accrual of interest is discontinued on a loan when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. In addition to a consideration of these factors, we have a consistent and continuing policy of placing all loans on nonaccrual status if they become 90 days or more past due, excluding factored receivables. For CBI’s factored receivables, which are trade credits rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and unpaid non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the amount of the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, in which case either the amount of the invoice is charged against loans or the balance is considered impaired and the client is responsible for repaying the unpaid obligation of the account debtor. When a loan is placed on nonaccrual status, all accrued interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Payments received while a loan is on nonaccrual status will be applied to the loan’s outstanding principal balance. When a problem loan is resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan that would necessitate additional charges to the allowance for loan losses.

Total nonperforming assets increased by $621 thousand to $7.2 million at June 30, 2015, from $6.5 million at December 31, 2014. Asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of
	June 30,		December 31,
(Dollars in thousands, except percentages)	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$246,804	23.47%	$217,643	22.41%
Interest-bearing demand	162,087	15.42	154,816	15.94
Savings and money market	414,720	39.44	392,394	40.41
Time less than $100k	67,156	6.39	74,367	7.66
Time equal to or greater than $100k and less than $250k	47,351	4.50	46,538	4.79
Time equal to or greater than $250k	113,365	10.78	85,302	8.79

Total deposits	$1,051,483	100.00%	$971,060	100.00%

Total deposits were $1.1 billion at June 30, 2015, an increase of $80.4 million from December 31, 2014. Deposit growth has been a point of emphasis, and additionally, we have benefited to a large extent from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits. All deposit categories increased during the first six months of 2015, with the exception of time deposits. Customers continue to be reluctant to invest in time deposits due to the low interest rate environment and have instead chosen money market accounts and other interest-bearing accounts.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One of our primary sources of wholesale funding is the Federal Home Loan Bank of Atlanta (FHLB). We had FHLB borrowings of $22.0 million at each of June 30, 2015 and December 31, 2014. We have not initiated any additional borrowings from the FHLB since 2012. Additionally, we have access to brokered deposits and issued $48.9 million of brokered certificates during 2014 to fund a portion of the assets acquired in the CBI transaction. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit that mature in three to five years at rates that are lower than we would offer in our local markets, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificates of deposit balances of $12.2 million and $14.0 million at June 30, 2015 and December 31, 2014, respectively.

Liquidity

Market and public confidence in our financial strength and in financial institutions in general will have a significant role in our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure our liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily, weekly and monthly basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet our cash needs as they arise. Liquidity planning and management are necessary to ensure the ability to fund operations in a cost-effective manner and to meet current and future potential obligations, such as loan commitments, lease obligations and deposit outflows. In this process, we focus on both assets and liabilities and on the manner in which they collectively contribute to provide adequate liquidity to meet our needs.

Funds are available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other funding sources include federal funds purchased, brokered certificates of deposit and borrowings from the FHLB.

Cash and cash equivalents at June 30, 2015 and December 31, 2014 were $142.4 million and $123.4 million, respectively. Based on the recorded cash and cash equivalents, we believe that our liquidity resources were sufficient at June 30, 2015 to fund loans and meet our other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS

As of June 30, 2015

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$15,000	$—	$7,000	$—	$22,000
Certificates of deposit of less than $100k	24,736	37,567	4,853	—	67,156
Certificates of deposit of $100k or more	108,409	39,216	13,091	—	160,716
Operating leases	582	763	148	79	1,572

Total contractual obligations	$148,727	$77,546	$25,092	$79	$251,444

Off-Balance Sheet Arrangements

We are a party to credit-related financial instruments with off-balance sheet risks in the normal course of business in order to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded on our balance sheet. Our exposure to credit loss is represented by the contractual amounts of these commitments. We follow the same credit policies in making these types of commitments as we do for on-balance sheet instruments.

Our off-balance sheet arrangements are summarized in the following table as of the dates indicated.

CREDIT EXTENSION COMMITMENTS

	As of
	June 30, 2015	December 31, 2014
	Amount	Amount
Unfunded lines	$219,912	$182,820
Letters of credit	8,583	8,085

Total credit extension commitments	$228,495	190,905

Interest Sensitivity and Market Risk

Interest Sensitivity

We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The principal monitoring technique that we employ is simulation analysis, as augmented by a “gap” analysis.

In simulation analysis, we review each individual asset and liability category and its projected behavior in various interest rate environments. These projected behaviors are based on our past experiences and on current competitive environments, including the various environments in the different markets in which we compete. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates projections of net interest income. We also periodically verify the validity of this approach by comparing actual results with those that were projected in previous models.

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

The following table illustrates our interest rate sensitivity at June 30, 2015, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

As of June 30, 2015

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$485,562	28,678	81,758	175,136	151,192	62,077	984,403
Securities	331	2,611	2,592	8,717	5,511	22,824	42,586
Cash balances in other banks	124,716	—	—	—	—	—	124,716
Funds sold	—	—	—	—	—	—	—

Total interest-earning assets	610,609	31,289	84,350	183,853	156,703	84,901	1,151,705

Interest-bearing liabilities
Interest-bearing transactions accounts	58,413	3,332	14,991	28,504	17,030	39,817	162,087
Savings and money market deposits	259,025	5,396	24,279	60,613	1,568	63,839	414,720
Time deposits	10,803	17,916	104,426	70,296	—	24,431	227,872
Federal Home Loan Bank and other borrowed money	—	—	15,000	—	7,000	—	22,000

Total interest-bearing liabilities	$328,241	26,644	158,696	159,413	25,598	128,087	826,679

Interest sensitivity gap
Period gap	$282,368	4,645	(74,346)	24,440	131,105	(43,186)	325,026
Cumulative gap	282,368	287,013	212,667	237,107	368,212	325,026
Cumulative gap - Rate Sensitive Assets/Rate Sensitive Liabilities	24.52%	24.92	18.47	20.59	31.97	28.22

(1)	Includes mortgage loans held-for-sale

We generally benefit from an increase in market rates of interest when we have an asset-sensitive gap (a positive number) and generally benefit from a decrease in market interest rates when we have a liability-sensitive gap (a negative number). As shown in the table above, we are asset-sensitive on a cumulative basis throughout all timeframes presented. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short timeframe, but those are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. For this and other reasons, we rely more on the simulation analysis (as described above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk

Our earnings are dependent, to a large degree, on our net interest income, which is the difference between interest income earned on all earning assets, primarily consisting of loans and securities, and interest paid on all interest-bearing liabilities, primarily consisting of deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from inherent interest rate risk in our lending, investing and deposit gathering activities. We seek to reduce our exposure to market risk through actively monitoring and managing interest rate risk. Management relies on static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest-earning assets and interest-bearing liabilities, which quantifies, to a large extent, the degree of market risk inherent in our balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest-bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 400 basis points below the current prevailing rates to 400 basis points above the current prevailing rates. We make certain assumptions regarding the effect that varying levels of interest rates have on certain earning assets and interest-bearing liabilities, which incorporate both historical experience and consensus estimates of outside sources.

The following table illustrates the results of our simulation analysis to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased by the specified amounts from current rates. As described above, this model uses estimates and assumptions regarding the manner in which asset and liability accounts will react to changes in prevailing interest rates. However, to isolate the market risk inherent in the balance sheet, the model assumes that no growth in the balance sheet occurs during the projection period. The model also assumes an immediate and parallel shift in interest rates, which would result in no change in the shape or slope of the interest rate yield curve. Because of the inherent use of these estimates and assumptions in the simulation model to derive this market risk information, the actual results of the future impact of market risk on our net interest margin may (and likely will) differ from those set forth in the table.

MARKET RISK

	Impact on Net Interest Income
	As of June 30,	As of December 31,
Change in prevailing interest rates	2015	2014
+400 basis points	23.88%	20.42%
+300 basis points	17.67	15.10
+200 basis points	11.36	9.54
+100 basis points	5.13	4.21
0 basis points	—	—
-100 basis points	(2.02)	(1.23)
-200 basis points	(6.04)	(4.58)
-300 basis points	(9.02)	(6.83)
-400 basis points	(10.17)	(7.61)

Capital Resources

Total shareholders’ equity attributable to NCC at June 30, 2015 was $167.1 million, or 13.3% of total assets. At December 31, 2014, total shareholders’ equity attributable to us was $128.9 million, or 11.3% of total assets. The increase in shareholders’ equity during the first six months of 2015 was attributable to our initial public offering that priced on March 18, 2015. We sold 1,642,000 shares of our common stock at $19.50 per share in our initial public offering. The underwriters had an option to purchase an additional 255,000 shares, which they exercised on March 27, 2015. In total, we sold 1,897,000 newly issued shares of common stock and raised approximately $33.8 million, net of offering expenses. Our common stock is now traded on the Nasdaq Global Select Market under the symbol “NCOM.”

In July 2013, the Federal Reserve Board and the OCC issued final rules implementing the Basel III regulatory capital framework, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules took effect for the Company and Bank on January 1, 2015, subject to a transition period for certain parts of the rules. The rules revise the minimum capital requirements and adjust the prompt corrective action thresholds applicable to financial institutions under the agencies’ jurisdiction. The rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and Bank have made the election to retain the existing treatment for accumulated other comprehensive income.

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as common equity Tier 1 capital, Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well-capitalized institution,” as that term is defined by the Bank’s regulators. As of June 30, 2015, the Bank was “well-capitalized” under the regulatory framework for prompt corrective action.

Under the current regulatory guidelines, banks must meet minimum capital adequacy levels based on both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a minimum ratio of Tier 1 capital to average assets (leverage ratio) of 4%. Adherence to these guidelines has not had an adverse impact on us.

The table below calculates and presents regulatory capital based on the new regulatory capital ratio requirements under Basel III that became effective on January 1, 2015, as well as the regulatory capital ratios in effect on December 31, 2014. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three-year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The ratios for the Company and Bank are currently sufficient to satisfy the fully phased-in conservation buffer.

The following table sets forth selected consolidated capital ratios at June 30, 2015 and December 31, 2014 for both NBC and NCC. ULB is not included separately at June 30, 2015, as ULB was merged into NBC on February 28, 2015.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands, except percentages)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
NCC	$139,268	13.78%	$80,863	8.00%	N/A	N/A
NBC	$112,273	11.13%	80,685	8.00%	$100,856	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
NCC	$129,994	12.86%	$60,648	6.00%	N/A	N/A
NBC	$102,999	10.21%	$60,513	6.00%	$80,685	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)
NCC	$129,994	12.86%	$45,486	4.50%	N/A	N/A
NBC	$102,999	10.21%	$45,385	4.50%	$65,556	6.50%
Tier 1 Capital
(to Average Assets)
NCC	$129,994	11.09%	$46,901	4.00%	N/A	N/A
NBC	$102,999	8.80%	$46,825	4.00%	$58,531	5.00%

As of December 31, 2014
Total Capital
(to Risk Weighted Assets)
NCC	$106,289	11.75%	$72,367	8.00%	N/A	N/A
NBC	$84,148	11.42%	$58,948	8.00%	$73,685	10.00%
ULB	$18,731	11.31%	$13,249	8.00%	$16,561	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
NCC	$96,487	10.66%	$36,205	4.00%	N/A	N/A
NBC	$74,927	10.16%	$29,499	4.00%	$44,248	6.00%
ULB	$18,731	11.31%	$6,625	4.00%	$9,937	6.00%
Tier 1 Capital
(to Average Assets)
NCC	$96,487	10.68%	$36,137	4.00%	N/A	N/A
NBC	$74,927	8.57%	$34,972	4.00%	$43,715	5.00%
ULB	$18,731	8.60%	$8,712	4.00%	$10,890	5.00%

Banking regulations limit the amount of dividends that a bank can pay without the prior approval of its regulatory authorities. These restrictions are based on levels of regulatory classified assets, prior years’ net earnings and the ratio of equity capital to assets. As of June 30, 2015, the Bank’s retained earnings deficit was eliminated and, subject to regulatory approval, the Bank is now permitted to pay dividends to NCC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is contained in Part I, Item 2 herein under the heading “Interest Sensitivity and Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of July 7, 2015, by and among National Commerce Corporation, National Bank of Commerce and Reunion Bank of Florida (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2015)

3.1	Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

3.1A	Amendment to Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K (File No. 000-55336), filed with the Securities and Exchange Commission on February 20, 2015)

3.2	Bylaws of National Commerce Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for National Commerce Corporation’s Form 10-Q for the period ended June 30, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE CORPORATION (Registrant)

Date: August 13, 2015	/s/ John H. Holcomb, III
John H. Holcomb, III
Chief Executive Officer and Chairman of the Board

Date: August 13, 2015	/s/ William E. Matthews, V
William E. Matthews, V
Chief Financial Officer and Vice Chairman of the Board