Form 10-Q
period 2015-09-30
National Commerce Corp
filed 2015-11-12
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-36878

 NATIONAL COMMERCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8627710
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

813 Shades Creek Parkway, Suite 100
Birmingham, Alabama	35209
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 11, 2015
Common stock, $0.01 par value	10,777,670 shares

NATIONAL COMMERCE CORPORATION

FORM 10-Q

i

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “National Commerce Corporation,” “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation and its consolidated affiliates as of September 30, 2015.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance, which involve substantial risks and uncertainties. Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include any statement that, without limitation, may predict, forecast, indicate or imply future results, performance or achievements instead of historical or current facts and may contain words like “anticipates,” “approximately,” “believes,” “budget,” “can,” “could,” “continues,” “contemplates,” “estimates,” “expects,” “forecast,” “intends,” “may,” “might,” “objective,” “outlook,” “predicts,” “probably,” “plans,” “potential,” “project,” “seeks,” “shall,” “should,” “target,” “will,” or the negative of these terms and other words, phrases, or expressions with similar meaning.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$23,221	14,236
Interest-bearing deposits with banks	169,661	109,199
Cash and cash equivalents	192,882	123,435
Investment securities held-to-maturity (fair value of $17,051 at September 30, 2015)	17,172	-
Investment securities available-for-sale	28,739	34,932
Other investments	5,844	5,421
Mortgage loans held-for-sale	7,926	9,329
Loans, net of unearned income	1,015,136	888,721
Less: allowance for loan losses	9,391	9,802
Loans, net	1,005,745	878,919
Premises and equipment, net	27,331	27,560
Accrued interest receivable	2,331	2,193
Bank owned life insurance	11,934	10,641
Other real estate	3,562	1,008
Deferred tax assets, net	12,381	11,444
Goodwill	29,867	28,834
Core deposit intangible, net	1,424	1,757
Other assets	3,643	2,953
Total assets	$1,350,781	1,138,426
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$271,202	217,643
Interest-bearing demand	193,771	154,816
Savings and money market	446,726	392,394
Time	230,138	206,207
Total deposits	1,141,837	971,060
Federal Home Loan Bank advances	22,000	22,000
Accrued interest payable	479	431
Other liabilities	9,042	8,774
Total liabilities	1,173,358	1,002,265
Commitments
Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	-	-
Common stock, at September 30, 2015, $0.01 par value, 30,000,000 shares authorized and 9,438,541 shares issued and outstanding; at December 31, 2014, $0.01 par value, 12,500,000 shares authorized and 7,541,541 shares issued and outstanding	94	75
Additional paid-in capital	165,914	131,455
Retained earnings (deficit)	3,214	(3,453)
Accumulated other comprehensive income	693	845
Total shareholders' equity attributable to National Commerce Corporation	169,915	128,922
Noncontrolling interest	7,508	7,239
Total shareholders' equity	177,423	136,161
Total liabilities and shareholders' equity	$1,350,781	1,138,426

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Earnings

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$12,925	7,744	$36,943	19,583
Interest and dividends on taxable investment securities	259	276	784	903
Interest on non-taxable investment securities	137	43	293	127
Interest on interest-bearing deposits and federal funds sold	129	44	337	151
Total interest income	13,450	8,107	38,357	20,764
Interest expense:
Interest on deposits	1,080	619	2,959	1,693
Interest on borrowings	111	111	330	330
Total interest expense	1,191	730	3,289	2,023
Net interest income	12,259	7,377	35,068	18,741
Provision for loan losses	201	152	482	152
Net interest income after provision for loan losses	12,058	7,225	34,586	18,589
Other income:
Service charges and fees on deposit accounts	311	174	886	512
Mortgage origination and fee income	1,439	1,013	4,215	2,766
Merchant sponsorship revenue	305	-	496	-
Income from bank owned life insurance	86	59	251	179
Wealth management fees	11	14	43	43
(Loss) gain on other real estate	-	-	(24)	5
(Loss) gain on sale of investment securities available-for-sale	-	(33)	-	(33)
Other	201	93	456	141
Total other income	2,353	1,320	6,323	3,613
Other expense:
Salaries and employee benefits	5,186	3,547	15,287	9,662
Commission-based compensation	1,048	459	2,900	1,236
Occupancy and equipment	871	477	2,536	1,372
Core deposit intangible amortization	111	-	333	-
Other	2,679	1,498	7,745	4,027
Total other expense	9,895	5,981	28,801	16,297
Earnings before income taxes	4,516	2,564	12,108	5,905
Income tax expense	1,453	841	3,809	2,001
Net earnings	3,063	1,723	8,299	3,904
Less: Net earnings attributable to noncontrolling interest	573	208	1,632	208
Net earnings attributable to National Commerce Corporation	$2,490	1,515	$6,667	3,696
Basic earnings per common share	$0.26	0.26	$0.75	0.64
Diluted earnings per common share	$0.26	0.26	$0.74	0.63

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$2,490	1,515	$6,667	3,696
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized gains (losses) arising during the period, net of tax of $45, $(36), ($82) and $185, respectively	83	(65)	(152)	344
Reclassification adjustment for losses included in net earnings, net of tax of $12 during the three and nine months ended September 30, 2014	-	21	-	21
Other comprehensive income (loss)	83	(44)	(152)	365
Comprehensive income	$2,573	$1,471	$6,515	$4,061

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling
	Stock	Capital	Deficit	Income	Interest	Total
Balance, December 31, 2014	75	131,455	(3,453)	845	7,239	136,161

Share-based compensation expense		716				716
Net earnings attributable to National Commerce Corporation			6,667			6,667
Sale of common stock, net of offering expenses of $733	19	33,743				33,762
Net earnings attributable to noncontrolling interest					1,632	1,632
Distributions paid to noncontrolling interest					(1,363)	(1,363)
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	(152)	-	(152)
Balance, September 30, 2015	$94	165,914	3,214	693	7,508	177,423

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Uaudited Consolidated Statements of Cash Flows

(In thousands)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$6,667	3,696
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Provision for loan losses	482	152
Net earnings attributable to noncontrolling interest	1,632	208
Depreciation, amortization and accretion	1,892	662
Loss on sale of investment securities available-for-sale	-	33
Loss (gain) on ineffective portion of fair value hedge derivative	5	(163)
Change in mortgage loan derivative	(120)	(28)
Loss on trade or sale of premises and equipment	5	2
Share-based compensation expense	716	322
Income from bank owned life insurance	(251)	(179)
Loss (gain) on other real estate	24	(5)
Change in:
Mortgage loans held-for-sale	1,403	(4,170)
Other assets and accrued interest receivable	(750)	49
Other liabilities and accrued interest payable	223	(983)
Net cash provided (used) by operating activities	11,928	(404)
Cash flows from investing activities (net of effect of business combinations):
Proceeds from calls, maturities and paydowns of securitiesavailable-for-sale	8,449	4,085
Proceeds from sale of securities available-for-sale	-	9,967
Purchases of securities available-for-sale	(2,500)	-
Purchases of securities held-to-maturity	(17,177)	-
Proceeds from sale of other investments	703	45
Purchases of other investments	(1,126)	-
Net cash paid in acquisitions	-	(13,948)
Net change in loans	(130,886)	(42,441)
Proceeds from sale of other real estate	169	50
Investment in bank owned life insurance	(1,042)	-
Proceeds from the sale of premises and equipment	49	-
Purchases of premises and equipment	(2,296)	(1,845)
Net cash used by investing activities	(145,657)	(44,087)
Cash flows from financing activities (net of effect of business combinations):
Net change in deposits	170,777	85,478
Repayment of short-term debt	-	(77,801)
Cash distribution paid to noncontrolling interests	(1,363)	-
Proceeds from stock offering	34,495	3,000
Stock offering expenses	(733)	(28)
Proceeds from exercise of options and warrants	-	615
Net cash provided by financing activities	203,176	11,264
Net change in cash and cash equivalents	69,447	(33,227)
Cash and cash equivalents at beginning of the period	123,435	124,136
Cash and cash equivalents at end of the period	$192,882	90,909

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows, continued

(In thousands)

	For the Nine Months Ended
	September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,241	2,093
Income taxes	$2,630	2,303
Non-cash investing and financing activities:
Change in unrealized gain on securities available-for-sale, net of tax	$152	365
Transfer of loans to other real estate	$2,762	30
Assets acquired and liabilities assumed in CBI acquisition
Assets acquired in CBI acquisition	$-	105,275
Liabilities assumed in CBI acquisition	$-	84,393

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Notes to Unaudited Consolidated Financial Statements

(amounts in tables in thousands, except per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of National Commerce Corporation (“NCC,” and, including its subsidiaries, the “Company”), its wholly owned subsidiary, National Bank of Commerce (“NBC” or the “Bank”), and its majority-owned subsidiary, CBI Holding Company, LLC (“CBI”).

The Bank provides a full range of commercial and consumer banking services throughout Alabama, including metropolitan Birmingham, Huntsville, Lee County and Baldwin County. In addition to its Alabama locations, the Bank operates full-service banking offices in the greater Orlando area and in Vero Beach, Florida. On October 31, 2015, pursuant to the terms and conditions of that certain Agreement and Plan of Merger by and among NCC, NBC and Reunion Bank of Florida (“Reunion”), dated July 7, 2015, Reunion merged with and into NBC (the “Merger”). As a result of the Merger, NBC now operates four additional full-service banking offices in Tavares, Port Orange, St. Augustine and Ormond Beach, Florida through “Reunion Bank of Florida, a division of National Bank of Commerce.”

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

Note 3 – Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares (options and warrants) are excluded from the diluted earnings per share computation. There were no antidilutive securities for the three months ended September 30, 2015. Antidilutive securities totaled 102,397 for the nine months ended September 30, 2015. There were no antidilutive securities for the three and nine months ended September 30, 2014.

The reconciliation of the components of the basic and diluted earnings per share is as follows.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net earnings available to common shareholders	$2,490	1,515	$6,667	3,696

Weighted average common shares outstanding	9,438,541	5,855,276	8,865,944	5,776,131
Dilutive effect of stock options	61,623	23,829	48,745	15,530
Dilutive effect of directors' shares	8,118	-	8,091	-
Dilutive effect of performance share awards	86,190	50,281	80,105	49,434
Diluted common shares	9,594,472	5,929,386	9,002,885	5,841,095

Basic earnings per common share	$0.26	0.26	$0.75	0.64
Diluted earnings per common share	$0.26	0.26	$0.74	0.63

Note 4 – Securities

The amortized cost and fair value of held-to-maturity and available-for-sale debt securities at September 30, 2015 and December 31, 2014 were as follows.

	Held-to-Maturity Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gains	Losses	Value
Mortgage-backed securities	$4,133	10	1	4,142
Municipal securities	13,039	39	169	12,909
	$17,172	49	170	17,051

	Available-for-Sale Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gains	Losses	Value
Mortgage-backed securities	$23,265	932	51	24,146
Municipal securities	4,407	231	45	4,593
	$27,672	1,163	96	28,739

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,501	-	-	1,501
Mortgage-backed securities	27,723	1,138	111	28,750
Municipal securities	4,408	279	6	4,681
	$33,632	1,417	117	34,932

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

Details concerning the Company’s debt securities with unrealized losses as of September 30, 2015 and December 31, 2014 are as follows.

	Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2015	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$2,069	1	-	-	2,069	1
Municipal securities	9,140	169	-	-	9,140	169
	$11,209	170	-	-	11,209	170

	Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2015	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$851	5	5,765	46	6,616	51
Municipal securities	937	45	-	-	937	45
	$1,788	50	5,765	46	7,553	96

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$-	-	-	-	-	-
Mortgage-backed securities	-	-	7,705	111	7,705	111
Municipal securities	-	-	494	6	494	6
	$-	-	8,199	117	8,199	117

As of September 30, 2015, the Company did not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the nine-month periods ended September 30, 2015 and 2014.

During the nine-month periods ended September 30, 2015 and 2014, the Company did not sell any debt securities.

The amortized cost and estimated fair value of debt securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal securities:
0 to 5 years	$-	-	$-	-
5 to 10 years	1,047	1,091	-	-
Over 10 years	3,360	3,502	13,039	12,909
Mortgage-backed securities	23,265	24,146	4,133	4,142
	$27,672	28,739	$17,172	17,051

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at September 30, 2015 and December 31, 2014 are summarized as follows.

	September 30, 2015	December 31, 2014
Commercial, financial and agricultural	$148,509	131,657
Factored commercial receivables	74,780	82,600
Real estate - mortgage	665,484	577,268
Real estate - construction	110,374	83,663
Consumer	16,507	13,962
	1,015,654	889,150
Less: Unearned fees	518	429
Total loans	1,015,136	888,721
Allowance for loan losses	(9,391)	(9,802)
Total net loans	$1,005,745	878,919

The Company grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general market areas throughout Alabama and Florida, including metropolitan Birmingham, Huntsville, Lee County and Baldwin County in Alabama and metropolitan Orlando and Vero Beach in Florida. Through CBI, the Company also purchases receivables from transportation companies and automotive parts and service providers nationwide. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon prevailing conditions in the real estate market. Portfolio segments utilized by the Company are identified below. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance (for non-consumer loans), and credit scores, debt-to-income ratios, collateral type and loan-to-value ratios (for consumer loans).

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

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Balance, September 30, 2015	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, December 31, 2014	$1,523	955	5,047	647	562	1,068	9,802
Provisions charged to operating expense	10	(256)	966	121	38	(397)	482
Loans charged off	(11)	(1,645)	(764)	-	(120)	-	(2,540)
Recoveries	56	1,446	57	83	5	-	1,647
Balance, September 30, 2015	$1,578	500	5,306	851	485	671	9,391
Ending balance, individually evaluated for impairment	$-	-	223	-	-	-	223
Ending balance, collectively evaluated for impairment	$1,578	500	5,083	851	485	671	9,168
Loans:
Individually evaluated for impairment	$-	-	996	175	78	-	1,249
Collectively evaluated for impairment	$148,307	74,780	659,634	109,872	16,197	-	1,008,790
Acquired loans with deteriorated credit quality	$202	-	4,854	327	232	-	5,615

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Balance, September 30, 2014	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, December 31, 2013	$1,398	-	4,449	964	243	2,065	9,119
Provisions charged to operating expense	183	152	1,030	(255)	(71)	(887)	152
Loans charged off	(3)	(167)	(393)	-	-	-	(563)
Recoveries	52	190	31	25	12	-	310
Balance, September 30, 2014	$1,630	175	5,117	734	184	1,178	9,018
Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	$1,630	175	5,117	734	184	1,178	9,018
Loans:
Individually evaluated for impairment	$-	-	1,087	-	-	-	1,087
Collectively evaluated for impairment	$95,532	81,926	449,682	70,501	7,663	-	705,304

The Company individually evaluates for impairment all loans that are on nonaccrual status. Additionally, all troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral (if the loan is collateral-dependent). Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance. During the nine months ended September 30, 2015 and 2014, the Company did not modify any loans that would be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of September 30, 2015 and December 31, 2014. The purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
September 30, 2015	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	773	1,181	-	1,899
Real estate - construction	175	184	-	89
Consumer	78	93	-	49
Total	$1,026	1,458	-	2,037

Impaired loans with related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	816
Real estate - mortgage	223	227	223	312
Real estate - construction	-	-	-	96
Consumer	-	-	-	-
Total	$223	227	223	1,224

Total impaired loans:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	816
Real estate - mortgage	996	1,408	223	2,211
Real estate - construction	175	184	-	185
Consumer	78	93	-	49
Total	$1,249	1,685	223	3,261

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2014	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$-	-	-	24
Factored commercial receivables	-	-	-	-
Real estate - mortgage	1,052	2,030	-	1,770
Real estate - construction	-	-	-	-
Consumer	-	-	-	-
Total	$1,052	2,030	-	1,794

Impaired loans with related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	1,605	1,605	473	321
Real estate - mortgage	1,026	1,026	350	205
Real estate - construction	198	198	50	40
Consumer	-	-	-	-
Total	$2,829	2,829	873	566

Total impaired loans:
Commercial, financial and agricultural	$-	-	-	24
Factored commercial receivables	1,605	1,605	473	321
Real estate - mortgage	2,078	3,056	350	1,975
Real estate - construction	198	198	50	40
Consumer	-	-	-	-
Total	$3,881	4,859	873	2,360

For the nine months ended September 30, 2015 and 2014, the Company did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of September 30, 2015 and December 31, 2014, by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For CBI’s factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, at which point it is charged against the allowance for loan losses.

	30-59 Days	60-89 Days	> 90 Days	Total
September 30, 2015	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial and agricultural	$-	-	17	17	148,492	148,509	17
Factored commercial receivables	4,862	898	148	5,908	68,872	74,780	-
Real estate - mortgage	635	209	679	1,523	663,961	665,484	3,318
Real estate - construction	-	-	-	-	110,374	110,374	175
Consumer	63	14	89	166	16,341	16,507	148
Total	$5,560	1,121	933	7,614	1,008,040	1,015,654	3,658

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2014	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial and agricultural	$-	-	-	-	131,657	131,657	-
Factored commercial receivables	6,327	1,013	217	7,557	75,043	82,600	-
Real estate - mortgage	191	1,963	1,572	3,726	573,542	577,268	4,133
Real estate - construction	198	-	-	198	83,465	83,663	676
Consumer	188	-	132	320	13,642	13,962	56
Total	$6,904	2,976	1,921	11,801	877,349	889,150	4,865

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

Substandard. Specific and well-defined weaknesses exist that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts may be experiencing overdrafts. Immediate corrective action is necessary.

Doubtful. Specific weaknesses characterized as Substandard that are severe enough to make collection in full unlikely. There is no reliable secondary source of full repayment. Loans classified as Doubtful will be placed on non-accrual, analyzed and fully or partially charged off based on a review of the related collateral and other relevant factors.

Loss. Specific weaknesses characterized as Doubtful that are severe enough to be considered uncollectible and of such minimal value that its continuance as an asset is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass-rated loans. As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows.

September 30, 2015	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$144,634	1,293	2,565	17	148,509
Factored commercial receivables	74,780	-	-	-	74,780
Real estate - mortgage	657,637	695	3,834	3,318	665,484
Real estate - construction	109,872	-	327	175	110,374
Consumer	15,632	-	727	148	16,507
Total	$1,002,555	1,988	7,453	3,658	1,015,654

December 31, 2014	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$129,314	1,159	1,184	-	131,657
Factored commercial receivables	80,995	-	-	1,605	82,600
Real estate - mortgage	565,992	4,057	2,803	4,416	577,268
Real estate - construction	82,552	94	254	763	83,663
Consumer	13,192	201	477	92	13,962
Total	$872,045	5,511	4,718	6,876	889,150

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

Level 1 – Valuation is based on quoted prices for identical instruments traded in active markets.

Level 2 – Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

The following is a description of valuation methodologies used for assets and liabilities recorded or disclosed at fair value.

Cash and Cash Equivalents

For disclosure purposes, the carrying amount for cash, due from banks, interest-bearing deposits and federal funds sold is a reasonable estimate of fair value.

Securities Available-for-Sale

Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based on quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques, such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors, such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or Nasdaq, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Securities Held-to-Maturity

The fair value of securities held-to-maturity is estimated using the same measurement techniques as securities available-for-sale.

Other Investments

For disclosure purposes, the carrying amount of other investments approximates their fair value.

Loans and Mortgage Loans Held-for-Sale

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2015 and December 31, 2014, impaired loans were evaluated based on the fair value of the collateral. Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2. When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

For disclosure purposes, the fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable-rate loans, the carrying amount is a reasonable estimate of fair value. Mortgage loans held-for-sale are carried at cost, which is a reasonable estimate of fair value.

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

Federal Home Loan Bank Advances

For disclosure purposes, the fair value of Federal Home Loan Bank (“FHLB”) advances is based on the quoted value for similar remaining maturities provided by the FHLB.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company or the counterparty. However, as of September 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

September 30, 2015	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$-	24,146	-	24,146
Municipal securities	-	4,593	-	4,593
Total investment securities available-for-sale	$-	28,739	-	28,739
Derivative assets	$-	381	-	381
Derivative liabilities	$-	794	-	794

December 31, 2014	Level 1	Level 2	Level 3	Total
U.S. Treasury securities	$1,501	-	-	1,501
Mortgage-backed securities	-	28,750	-	28,750
Municipal securities	-	4,681	-	4,681
Investment in mutual fund	-	-	-	-
Total investment securities available-for-sale	$1,501	33,431	-	34,932
Derivative assets	$-	105	-	105
Derivative liabilities	$-	425	-	425

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2015 and December 31, 2014.

September 30, 2015	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$-	-	3,634	3,634
Impaired loans	-	-	3,658	3,658

December 31, 2014	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$-	-	1,380	1,380
Impaired loans	-	-	4,865	4,865

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 were as follows:

	Carrying	Estimated Fair Value
September 30, 2015	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$192,882	192,882	-	-
Investment securities held-to-maturity	17,172	-	17,051	-
Investment securities available-for-sale	28,739	-	28,739	-
Other investments	5,844	-	5,844	-
Loans, net	1,005,745	-	1,007,519	3,658
Mortgage loans held-for-sale	7,926	-	7,926	-
Bank owned life insurance	11,934	-	11,934	-
Derivative assets	381	-	381	-

Liabilities:
Deposits	1,141,837	-	1,122,027	-
Federal Home Loan Bank advances	22,000	-	22,526	-
Derivative liabilities	794	-	794	-

	Carrying	Estimated Fair Value
December 31, 2014	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$123,435	123,435	-	-
Investment securities available-for-sale	34,932	1,501	33,431	-
Other investments	5,421	-	5,421	-
Loans, net	878,919	-	873,125	4,865
Mortgage loans held-for-sale	9,329	-	9,329	-
Bank owned life insurance	10,641	-	10,641	-
Derivative assets	105	-	105	-

Liabilities:
Deposits	971,060	-	949,621	-
Federal Home Loan Bank advances	22,000	-	22,677	-
Derivative liabilities	425	-	425	-

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

Note 7 – Sale of Common Stock and Initial Public Offering

On March 18, 2015, NCC sold 1,642,000 shares of common stock at $19.50 in its initial public offering. The underwriters had an option to purchase an additional 255,000 shares, which they exercised on March 27, 2015. In total, NCC sold 1,897,000 shares and raised approximately $33.8 million, net of offering expenses. NCC’s stock is now traded on the Nasdaq Global Select Market under the symbol “NCOM.”

In February 2015, NCC’s stockholders approved a proposal to increase NCC’s total number of authorized common shares from 12,500,000 to 30,000,000.

Note 8 – Segment Reporting

The Company’s three reportable segments represent distinct product lines and are viewed separately for strategic planning purposes and internal reporting. The reported amounts for the Receivables Factoring segment for the 2014 periods includes activity from the acquisition date, August 29, 2014, to September 30, 2014. The following table is a reconciliation of the reportable segment revenues, expenses and profit to the Company’s consolidated totals.

	Retail and
	Commercial	Mortgage	Receivables	Elimination
	Banking	Division (1)	Factoring	Entries (2)	Total
Three Months Ended September 30, 2015:
Interest income	$10,670	104	3,170	(494)	13,450
Interest expense	1,158	33	494	(494)	1,191
Net interest income	9,512	71	2,676	-	12,259
Provision for loan and lease losses	310	-	(109)	-	201
Noninterest income	545	1,782	26	-	2,353
Noninterest expense	7,083	1,507	1,305	-	9,895
Net earnings before tax and noncontrolling interest	2,664	346	1,506	-	4,516
Income tax expense	967	131	355	-	1,453
Noncontrolling interest	-	-	(573)	-	(573)
Net earnings atributable to National Commerce Corporation	$1,697	215	578	-	2,490

Nine Months Ended September 30, 2015:
Interest income	$30,236	301	9,331	(1,511)	38,357
Interest expense	3,191	98	1,511	(1,511)	3,289
Net interest income	27,045	203	7,820	-	35,068
Provision for loan and lease losses	738	-	(256)	-	482
Noninterest income	1,469	4,799	55	-	6,323
Noninterest expense	20,872	4,001	3,928	-	28,801
Net earnings before tax and noncontrolling interest	6,904	1,001	4,203	-	12,108
Income tax expense	2,452	380	977	-	3,809
Noncontrolling interest	-	-	(1,632)	-	(1,632)
Net earnings atributable to National Commerce Corporation	$4,452	621	1,594	-	6,667

Total assets as of September 30, 2015	$1,312,449	7,926	96,967	(66,561)	1,350,781

Three Months Ended September 30, 2014:
Interest income	$6,890	111	1,106	-	8,107
Interest expense	696	34	178	(178)	730
Net interest income	6,194	77	928	178	7,377
Provision for loan and lease losses	175	-	(23)	-	152
Noninterest income	203	1,102	15	-	1,320
Noninterest expense	4,605	958	418	-	5,981
Net earnings before tax and noncontrolling interest	1,617	221	548	178	2,564
Income tax expense	628	84	129	-	841
Noncontrolling interest	-	-	(208)	-	(208)
Net earnings atributable to National Commerce Corporation	$989	137	211	178	1,515

Nine Months Ended September 30, 2014:
Interest income	$19,356	302	1,106	-	20,764
Interest expense	1,934	89	178	(178)	2,023
Net interest income	17,422	213	928	178	18,741
Provision for loan and lease losses	175	-	(23)	-	152
Noninterest income	527	3,071	15	-	3,613
Noninterest expense	13,188	2,691	418	-	16,297
Net earnings before tax and noncontrolling interest	4,586	593	548	178	5,905
Income tax expense	1,647	225	129	-	2,001
Noncontrolling interest	-	-	(208)	-	(208)
Net earnings atributable to National Commerce Corporation	$2,939	368	211	178	3,696

Total assets as of September 30, 2014	$857,127	11,329	106,083	(76,557)	897,982

(1)	Noninterest income for the Mortgage Division segment includes intercompany income allocation.
(2)

Entry to remove intercompany interest allocated to the Receivables Factoring segment. For segment reporting purposes, we allocate funding costs to the Receivables Factoring segment at the Federal Funds rate plus 2.5%.

Note 9 – Goodwill and Intangibles

Changes to the carrying amount of goodwill for the nine months ended September 30, 2015 are provided in the following table.

Balance, December 31, 2014	$28,834
Adjustments to goodwill	1,033
Balance, September 30, 2015	$29,867

The adjustments to goodwill made during the nine months ended September 30, 2015 resulted from the revaluation of certain loans, write-down of fixed assets, prepaid assets and land acquired through the acquisition of United Group Banking Company of Florida, Inc. (“United”). The adjustments were made as additional information that existed at the time of acquisition was reviewed and affected the recorded fair value of certain loans, fixed assets and prepaid assets. Net of deferred taxes, these adjustments resulted in a $1.3 million increase to goodwill recorded in the United acquisition.

In addition to these adjustments, the goodwill recorded in the CBI transaction was adjusted due to information regarding the tax treatment of certain deferred revenue. This adjustment reduced the recorded goodwill in the CBI acquisition by $359 thousand.

These adjustments to goodwill had no impact on net income or shareholders’ equity of the Company for the first nine months of 2015.

A summary of core deposit intangible assets as of September 30, 2015 and December 31, 2014 is set forth below.

	September 30, 2015	December 31, 2014
Gross carrying amount	$1,776	$1,776
Less: accumulated amortization	(352)	(19)
Net carrying amount	$1,424	$1,757

Note 10 – Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), the FHLB and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At September 30, 2015 and December 31, 2014, the Company’s reserve requirements were approximately $7,428,000 and $2,436,000, respectively.

Note 11 – Acquisition

On July 7, 2015, the Company announced the signing of a definitive agreement providing for the Merger (of Reunion, headquartered in Tavares, Florida, with and into NBC). Subsequent to the Merger, Reunion will become a part of NBC, but will continue to operate under the “Reunion Bank of Florida” name and its existing management team.

The Merger became effective on October 31, 2015, and each share of common stock of Reunion issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive either 0.7273 shares of NCC common stock or cash in the amount of $16.00. NCC issued 1,339,129 shares of its common stock and paid approximately $7.4 million in cash to Reunion stockholders in the Merger. The NCC shares issued represented approximately 80% of the issued and outstanding shares of Reunion common stock, and the cash payment represented approximately 20% of the issued and outstanding shares of Reunion common stock.

The Company is not able to make the remaining required disclosures required by purchase accounting standards as management has not yet completed the initial accounting for this business combination.

Note 12 – Recently Issued Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, by one year. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Under ASU 2015-14, ASU 2014-09 is now effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether or not the line of credit is funded. ASU 2015-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2015-15 on its financial statements and disclosures, if any.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, thereby eliminating the requirement to retrospectively account for those adjustments. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization and other items resulting from the change to the provisional amounts. ASU 2015-16 is effective for annual periods beginning after December 31, 2015, with early application permitted, and applies to adjustments to provisional amounts that occur after the effective date. The Company is currently evaluating the effects of ASU 2015-16 on its financial statements and disclosures, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2014, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed in our 2014 Annual Report on Form 10-K under “Part I, Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties.

All dollar amounts in the tables in this section are in thousands of dollars, except per share data, yields, percentages and rates, or when specifically identified. As used in this Item, the words “we,” “us,” “our,” the “Company,” “NCC” and similar terms refer to National Commerce Corporation and its consolidated affiliates, unless the context indicates otherwise.

Our Business

NCC is a financial holding company headquartered in Birmingham, Alabama. We engage in the business of banking through our wholly owned banking subsidiary, National Bank of Commerce, which we may refer to as the “Bank” or “NBC.” On February 28, 2015, we merged United Legacy Bank (“ULB”), another of our banking subsidiaries, with and into NBC, and each of the former ULB banking offices now operates as “United Legacy Bank, a division of National Bank of Commerce.”

Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals. As of September 30, 2015, we operated eight full-service banking offices in Alabama (in Birmingham, Huntsville, Auburn-Opelika and Baldwin County) and seven full-service banking offices in Central Florida (in Longwood, Winter Park, Orlando, Oviedo, Kissimmee and Vero Beach). We also own a 70% equity interest in CBI Holding Company, LLC (”CBI”), which owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers throughout the United States and parts of Canada.

On October 31, 2015, pursuant to the terms and conditions of that certain Agreement and Plan of Merger by and among NCC, NBC and Reunion Bank of Florida (“Reunion”), dated July 7, 2015, Reunion merged with and into NBC (the “Merger”). As a result of the Merger, NBC now operates four additional full-service banking offices in Tavares, Port Orange, St. Augustine and Ormond Beach, Florida through “Reunion Bank of Florida, a division of National Bank of Commerce.”

Overview of Third Quarter 2015 Results

Net income was $2.5 million in the third quarter ended September 30, 2015, compared with $1.5 million in the third quarter of 2014. Several important measures from the 2015 third quarter include:

●	Net interest margin (tax-effected) of 4.02%, compared with 3.87% for the third quarter of 2014.
●	Return on average assets of 0.75%, compared with 0.73% for the third quarter of 2014.
●

Loan growth (excluding mortgage loans held for sale) of $44.5 million for the third quarter of 2015, representing an 18.2% annualized growth rate. Excluding factoring receivables, loans grew by $44.7 million during the quarter, representing a 19.8% annualized growth rate.

●	Deposit growth of $90.4 million for the third quarter of 2015, representing a 34.1% annualized growth rate.
●	$82.3 million in mortgage production, compared with $53.5 million for the third quarter of 2014.
●

$182.7 million in purchased volume in the Receivables Factoring segment. Because the Company entered the factoring business on August 29, 2014, the figure for the 2014 third quarter is not comparable as it only represents one month of activity.

●	Increase in non-acquired non-performing assets to $4.5 million, from $3.3 million at December 31, 2014 and $4.2 million at June 30, 2015.
●	Annualized net charge-offs of 0.03%, compared with 0.07% for the third quarter of 2014.
●	Ending book value per share of $18.80.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the creditworthiness of borrowers and the estimated value of underlying collateral, assumptions about cash flow, determinations of loss factors for estimating credit losses, and judgments regarding the impact of current events, conditions and other factors affecting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we may ultimately realize may be different than our estimates. In determining the allowance, we estimate losses on individual impaired loans or groups of loans that are not impaired where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to NCC’s consolidated financial statements for the year ended December 31, 2014, which are contained in our Annual Report on Form 10-K.

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

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes an asset or liability representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to a level at which it is “more likely than not” that the tax asset or benefit will be realized. The ultimate realization of tax benefits depends on many factors, including the sufficiency of taxable income, the availability of tax loss carrybacks or credits, the reversal of taxable temporary differences and tax planning strategies within the reversal period, and the state of applicable tax laws with respect to the realization of recorded tax benefits.

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

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2015 and September 30, 2014

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014.

Net Income

During the three months ended September 30, 2015, our net income was $2.5 million, compared to $1.5 million for the three months ended September 30, 2014, an increase of 64.4%. During the nine months ended September 30, 2015, our net income was $6.7 million, compared to $3.7 million for the nine months ended September 30, 2014, an increase of 80.4%. Our results of operations for the three and nine months ended September 30, 2015 include the results of CBI and ULB. These companies were acquired during the third and fourth quarters, respectively, of 2014. CBI was acquired on August 29, 2014, so only one month of activity is included in the 2014 results. ULB was acquired on December 15, 2014; therefore, none of its results are included in the three and nine months ended September 30, 2014.

The primary reason for the increase in net income for the three and nine months ended September 30, 2015 as compared to the same period of 2014 was an increase in net interest income. During the three months ended September 30, 2015, net interest income was $12.1 million, an increase of $4.8 million, or 66.9%, as compared to the three months ended September 30, 2014. During the nine months ended September 30, 2015, net interest income was $34.6 million, an increase of $16.0 million, or 86.1%, as compared to the nine months ended September 30, 2014. This increase was a result of higher levels of loan volume and other earning assets from organic growth and the acquisitions of CBI and ULB. Total noninterest income during the three months ended September 30, 2015 was $2.4 million, an increase of $1.0 million compared to the three months ended September 30, 2014. The largest increases in noninterest income during the third quarter of 2015 were in revenue from the mortgage division and merchant sponsorship revenue. During the three months ended September 30, 2015, mortgage origination and fee income totaled $1.4 million, compared to $1.0 million for the three months ended September 30, 2014, an increase of 42.1%. Merchant sponsorship revenue totaled $305 thousand during the three months ended September 30, 2015. We entered this business line during 2015, so there was no revenue for the 2014 periods.

During the nine months ended September 30, 2015, revenue from the mortgage division and merchant sponsorship revenue were the largest contributors to the increase in noninterest income. Mortgage origination and fee income totaled $4.2 million, compared to $2.8 million for the nine months ended September 30, 2014, an increase of 52.4%. Merchant sponsorship revenue for the nine months ended September 30, 2015 was $496 thousand, with no revenue for the corresponding period in 2014 due to the fact that the Company entered this line of business in 2015.

The increases in net interest income and noninterest income were partially offset by an increase in other noninterest expense during the three and nine months ended September 30, 2015. Total noninterest expense during the three months ended September 30, 2015 was $9.9 million, an increase of $3.9 million, or 65.4%, compared to the three months ended September 30, 2014. Total noninterest expense during the nine months ended September 30, 2015 was $28.8 million, an increase of $12.5 million, or 76.7%, compared to the nine months ended September 30, 2014. This increase during each period of 2015 was primarily a result of the addition of the operating expenses of CBI and ULB, costs associated with our initial public offering completed during the first quarter of 2015, and the expenses associated with being a public company. ULB was acquired on December 15, 2014; therefore, our results of operations for the three and nine months ended September 30, 2014 do not include any of ULB’s activities. CBI was acquired on August 29, 2014, so only one month of activity of CBI is included in our 2014 results.

A majority of the changes in our net interest income, noninterest income and noninterest expense for the three and nine months ended September 30, 2015 as compared to the same periods of 2014 resulted from the additional revenues and expenses of CBI and ULB, which we acquired during the second half of 2014. The following table details the amounts that CBI and ULB contributed to selected consolidated totals for the three and nine months ended September 30, 2015.

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
	ULB	CBI (1)	ULB	CBI (1)
Net interest income	$2,255	$2,112	$6,163	$8,088
Noninterest income	253	23	513	52
Noninterest expense	1,739	876	5,104	3,500

(1)

The amounts presented for CBI are through August 2015. CBI activity for September 2015 is excluded, since the purpose this table is to isolate the activity of the acquired companies and their impact on 2015 totals, and the 2014 totals include one month (September 2014) of activity for CBI.

Net Interest Income and Net Interest Margin Analysis

Comparison of net interest income for the three months ended September 30, 2015 and 2014

The largest component of our net income is net interest income – the difference between the income earned on interest-earning assets and the interest paid on deposits and borrowed funds used to support our assets. Net interest income divided by average earning assets represents our net interest margin. The major factors that affect net interest income and net interest margin are changes in volume, the yield on interest-earning assets and the cost of interest-bearing liabilities. Our net interest margin can also be affected by economic conditions, the competitive environment, loan demand and deposit flow. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin as our primary source of earnings.

The following table shows, for the periods indicated, the average balances of each principal category of our assets, liabilities and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Three Months Ended
(Dollars in thousands, except yields and rates)	September 30, 2015			September 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Loans	$992,223	$12,826	5.13%	$640,806	$7,636	4.73%
Mortgage loans held for sale	9,890	104	4.17	10,348	111	4.26
Securities:
Taxable securities	30,728	259	3.34	36,011	276	3.04
Tax-exempt securities	17,649	217	4.88	4,584	69	5.97
Cash balances in other banks	166,715	129	0.31	67,191	44	0.26
Total interest-earning assets	1,217,205	$13,535	4.41	758,940	$8,136	4.25
Noninterest-earning assets	96,824			68,521
Total assets	$1,314,029			$827,461

Liabilities and shareholders' equity
Interest-bearing transactions accounts	$182,056	$118	0.26%	$125,356	$89	0.28%
Savings and money market deposits	443,306	486	0.43	308,942	295	0.38
Time deposits	228,298	476	0.83	118,023	235	0.79
Federal Home Loan Bank and other borrowed money	22,000	111	2.00	22,000	111	2.00
Total interest-bearing liabilities	875,660	$1,191	0.54	574,321	$730	0.50
Noninterest-bearing deposits	254,402			150,566
Total funding sources	1,130,062			724,887
Noninterest-bearing liabilities	8,146			5,230
Shareholders' equity	175,821			97,344
	$1,314,029			$827,461
Net interest rate spread			3.87%			3.75%
Net interest income/margin (Taxable equivalent)		12,344	4.02%		7,406	3.87%
Tax equivalent adjustment		85			29
Net interest income/margin		$12,259	4.00%		$7,377	3.86%

Net interest income increased $4.9 million, or 66.2%, to $12.3 million for the three months ended September 30, 2015, compared to $7.4 million for the same period of 2014. The increase was due to an increase in interest income of $5.3 million, resulting from higher levels of loan volume from organic growth and the acquisitions of CBI and ULB. This increase in interest income was partially offset by a $461 thousand increase in interest expense. The increase in interest income was primarily due to a 54.8% increase in average loans outstanding for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The resulting net interest margin for the three months ended September 30, 2015 rose to 4.00%, from 3.86% for the three months ended September 30, 2014.

Interest-earning assets averaged $1.2 billion for the three months ended September 30, 2015, compared to $758.9 million for the three months ended September 30, 2014, an increase of $458.3 million, or 60.4%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased 16 basis points, to 4.41% for the three months ended September 30, 2015, compared to 4.25% for the three months ended September 30, 2014. During the three months ended September 30, 2015, the loan yield was 5.13%, compared to 4.73% during the three months ended September 30, 2014. The increase in loan yield was primarily due to the addition of the factored receivables originated by CBI. These factored receivables are generally much higher-yielding assets than our traditional loans. The yield on the factored receivables varies but is approximately 15%. CBI contributed average loan balances of $73.7 million during the three months ended September 30, 2015. The yield on average interest-earning assets during the 2015 period was also impacted by the higher proportion of interest-earning assets held in cash balances in other banks. Cash balances in other banks (including the Federal Reserve Bank of Atlanta) averaged $166.7 million and yielded 0.31% during the third quarter of 2015, up from $67.2 million at an average yield of 0.26% in the third quarter of 2014.

Interest-bearing liabilities averaged $875.7 million for the three months ended September 30, 2015, compared to $574.3 million for the three months ended September 30, 2014, an increase of $301.3 million, or 52.5%. The rate on total interest-bearing liabilities was 54 basis points for the three months ended September 30, 2015, compared to 50 basis points for the three months ended September 30, 2014. The increase in interest-bearing and noninterest-bearing average deposits was due to organic deposit production and the inclusion of ULB’s deposits in our results for the three months ended September 30, 2015.

Average noninterest-bearing deposits increased to $254.4 million during the three months ended September 30, 2015, as compared to $150.6 million during the three months ended September 30, 2014. This increase in average noninterest-bearing deposits, together with the increased volume of interest-earning assets and higher yields on interest-earning assets, led to the higher net interest margin for the three months ended September 30, 2015.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2015 vs. 2014
		Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$4,495	$695	$5,190
Mortgage loans held for sale	(5)	(2)	(7)
Securities:
Taxable securities	(43)	26	(17)
Tax-exempt securities	163	(15)	148
Cash balances in other banks	76	9	85
Funds sold	-	-	-
Total interest-earning assets	$4,686	$713	$5,399

Interest-bearing liabilities
Interest-bearing transactions accounts	$38	$(9)	$29
Savings and money market deposits	142	49	191
Time deposits	230	11	241
Federal Home Loan Bank and other borrowed money	-	-	-
Total interest-bearing liabilities	$410	$51	$461

Net interest income
Net interest income (Taxable equivalent)	4,276	662	4,938
Taxable equivalent adjustment	33	23	56
Net interest income	$4,243	$639	$4,882

Comparison of net interest income for the nine months ended September 30, 2015 and 2014

The following table shows, for the periods indicated, the average balances of each principal category of our assets, liabilities and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Nine Months Ended
(Dollars in thousands, except yields and rates)	September 30, 2015			September 30, 2014
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans	$947,044	$36,652	5.17%	$588,825	$19,290	4.38%
Mortgage loans held for sale	10,187	301	3.95	9,623	302	4.20
Securities:
Taxable securities	32,873	784	3.19	43,384	903	2.78
Tax-exempt securities	12,280	465	5.06	4,477	202	6.03
Cash balances in other banks	131,316	337	0.34	84,014	151	0.24
Total interest-earning assets	1,133,700	$38,539	4.54	730,323	$20,848	3.82

Noninterest-earning assets	95,501			42,844
Total assets	$1,229,201			$773,167

Liabilities and shareholders' equity
Interest-bearing transactions accounts	$166,423	$314	0.25%	$117,281	$235	0.27%
Savings and money market deposits	414,438	1,280	0.41	289,133	802	0.37
Time deposits	215,305	1,365	0.85	106,254	656	0.83
Federal Home Loan Bank and other borrowed money	22,000	330	2.01	22,000	330	2.01
Total interest-bearing liabilities	818,166	$3,289	0.54	534,668	$2,023	0.51
Noninterest-bearing deposits	240,092			142,534
Total funding sources	1,058,258			677,202
Noninterest-bearing liabilities	7,879			3,199
Shareholders' equity	163,064			92,766
	$1,229,201			$773,167
Net interest rate spread			4.00%			3.31%
Net interest income/margin (Taxable equivalent)		35,250	4.16%		18,825	3.45%
Tax equivalent adjustment		182			84
Net interest income/margin		$35,068	4.14%		$18,741	3.43%

Net interest income increased $16.3 million, or 87.1%, to $35.1 million for the nine months ended September 30, 2015, compared to $18.7 million for the same period of 2014. The increase was due to an increase in interest income of $17.6 million, resulting from higher levels of loan volume from organic growth and the acquisitions of CBI and ULB. This increase in interest income was partially offset by a $1.3 million increase in interest expense. The increase in interest income was primarily due to a 60.8% increase in average loans outstanding for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The resulting net interest margin for the nine months ended September 30, 2015 rose to 4.14%, from 3.43% for the nine months ended September 30, 2014.

Interest-earning assets averaged $1.1 billion for the nine months ended September 30, 2015, compared to $730.3 million for the nine months ended September 30, 2014, an increase of $403.4 million, or 55.2%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased by 72 basis points to 4.54% for the nine months ended September 30, 2015, compared to 3.82% for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the loan yield was 5.17%, compared to 4.38% during the nine months ended September 30, 2014. The increase in loan yields was primarily due to the addition of the factored receivables originated by CBI. These factored receivables are generally much higher-yielding assets than our traditional loans. The yield on the factored receivables varies but is approximately 15%. CBI contributed average loan balances of $75.1 million during the nine months ended September 30, 2015. The yield on average interest-earning assets for the nine months ended September 30, 2015 was also impacted by the higher proportion of interest-earning assets held in cash balances in other banks. Cash balances in other banks (including the Federal Reserve Bank of Atlanta) averaged $131.3 million and yielded 0.34% during the nine months ended September 30, 2015, up from $84.0 million at an average yield of 0.24% in the nine months ended September 30, 2014.

Interest-bearing liabilities averaged $818.2 million for the nine months ended September 30, 2015, compared to $534.7 million for the nine months ended September 30, 2014, an increase of $283.5 million, or 53.0%. The rate on total interest-bearing liabilities was 54 basis points for the nine months ended September 30, 2015, compared to 51 basis points for the nine months ended September 30, 2014. The increase in interest-bearing and noninterest-bearing average deposits was due to organic deposit production and the inclusion of ULB’s deposits in our results for the nine months ended September 30, 2015.

Average noninterest-bearing deposits increased to $240.1 million during the nine months ended September 30, 2015, as compared to $142.5 million during the nine months ended September 30, 2014. This increase in average noninterest-bearing deposits, together with the increased volume of interest-earning assets and higher yields on interest-earning assets, led to the higher net interest margin for the nine months ended September 30, 2015.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2015 vs. 2014
		Variance due to
	Volume	Yield/Rate	Total
Interest-earning assets
Loans	$13,375	$3,987	$17,362
Mortgage loans held for sale	18	(19)	(1)
Securities:
Taxable securities	(239)	120	(119)
Tax-exempt securities	300	(37)	263
Cash balances in other banks	105	81	186
Funds sold	-	-	-
Total interest-earning assets	$13,559	$4,132	$17,691

Interest-bearing liabilities
Interest-bearing transactions accounts	$94	$(15)	$79
Savings and money market deposits	379	99	478
Time deposits	691	18	709
Federal Home Loan Bank and other borrowed money	-	-	-
Total interest-bearing liabilities	$1,164	$102	$1,266

Net interest income
Net interest income (Taxable equivalent)	12,395	4,030	16,425
Taxable equivalent adjustment	61	37	98
Net interest income	$12,334	$3,993	$16,327

Provision for Loan Losses

During the three and nine months ended September 30, 2015, we recorded a provision for loan losses of $201 thousand and $482 thousand, respectively. During the three and nine months ended September 30, 2014, we recorded a provision for loan losses of $152 thousand in both periods. Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the adequacy of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment and an impairment is deemed necessary, the impaired portion of the loan amount is charged off. As of September 30, 2015, $223 thousand of our recorded allowance was related to impaired loans.

Noninterest Income

In addition to net interest margin, we generate other types of recurring noninterest income from our operations. Our banking operations generate revenue from service charges and fees on deposit accounts. Our mortgage division generates revenue from originating and selling mortgages, and we have a revenue-sharing relationship with a registered broker-dealer. In addition to these types of recurring noninterest income, NBC owns life insurance on several key employees and records income on the increase in the cash surrender value of these policies.

Additionally, during the 2015 second quarter, we began earning revenue as a sponsor bank for a provider of electronic transaction processing services for retail merchants and the consumer finance industry. This sponsorship into the VISA and MasterCard networks allows the processor to accept debit and credit card transactions, and we earn a fee on each such transaction.

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2015	2014	2015	2014
Service charges and fees on deposit accounts	$311	$174	$886	$512
Mortgage origination and fee income	1,439	1,013	4,215	2,766
Merchant sponsorship revenue	305	-	496	-
Income from bank owned life insurance	86	59	251	179
Wealth management fees	11	14	43	43
(Loss) gain on sale of other real estate	-	-	(24)	5
(Loss) gain on sale of investments	-	(33)	-	(33)
Other noninterest income	201	93	456	141
Total noninterest income	$2,353	$1,320	$6,323	$3,613

Noninterest income for the three months ended September 30, 2015 and 2014 was $2.4 million and $1.3 million, respectively. Noninterest income for the nine months ended September 30, 2015 and 2014 was $6.3 million and $3.6 million, respectively. The inclusion of ULB and CBI in our results of operations accounted for approximately $276 thousand of the $1.0 million increase in noninterest income recorded during the three months ended September 30, 2015 and approximately $565 thousand of the $2.7 million increase recorded during the nine months ended September 30, 2015.

The most significant increase in noninterest income for both periods of 2015 was from the mortgage division. Mortgage division income increased $426 thousand during the three months ended September 30, 2015 and totaled $1.4 million for this period, as compared to $1.0 million during the three months ended September 30, 2014. Mortgage division income increased $1.4 million during the nine months ended September 30, 2015 and totaled $4.2 million for this period, as compared to $2.8 million during the nine months ended September 30, 2014. Increased production led to higher mortgage division income during each of the 2015 periods. During the three months ended September 30, 2015, total production was $82.3 million, compared to $53.5 million during the three months ended September 30, 2014. Total production for the nine months ended September 30, 2015 was $222.8 million, compared to $151.3 million during the nine months ended September 30, 2014. During the three months ended September 30, 2015, refinance activity accounted for 19.1% of production volume, compared to 19.0% during the same period in 2014. The addition of ULB had a minimal impact on the higher mortgage division income during the three and nine months ended September 30, 2015, representing approximately 5% and 11% of the Company’s volume for the three- and nine-month periods, respectively. We intend to grow this business line in the greater Orlando market, but the increased mortgage division income during the first nine months of 2015 came predominantly from our other markets.

Service charges and fees on deposit accounts increased by $137 thousand to $311 thousand for the three months ended September 30, 2015 and increased $374 thousand to $886 thousand for the nine months ended September 30, 2015, as compared to the same periods in 2014. The addition of ULB contributed $86 thousand and $238 thousand of the increases for the three- and nine-month periods ended September 30, 2015, respectively. The remaining portion of this increase was a result of an increase in the number of deposit accounts as we continue to gain momentum and market share in our markets.

Noninterest Expense

The increase in our total noninterest expense during the three and nine months ended September 30, 2015 reflects the continued growth of the Company (organic growth and growth via acquisition), as well as the expansion of our operational framework, employee base and facilities infrastructure as we build the foundation to support our growth strategies, along with the costs associated with being a public company. We believe that some of our overhead costs will decrease as a percentage of our revenue as we grow and gain operating leverage by spreading these costs over a larger revenue base.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2015	2014	2015	2014

Salaries and employee benefits	$5,186	$3,547	$15,287	$9,662
Commission-based compensation	1,048	459	2,900	1,236
Occupancy and equipment expense	871	477	2,536	1,372
Data processing expenses	464	295	1,376	878
Advertising and marketing expenses	124	79	422	218
Legal fees	177	267	479	463
FDIC insurance assessments	205	131	563	343
Accounting and audit expenses	211	102	646	300
Consulting and other professional expenses	238	54	507	161
Telecommunications expenses	144	67	407	196
Other real estate owned, repossessed asset and other collection expenses	79	32	272	52
Core deposit intangible amortization	111	-	333	-
Other noninterest expense	1,037	471	3,073	1,416
Total noninterest expense	$9,895	$5,981	$28,801	$16,297

Noninterest expense for the three months ended September 30, 2015 and 2014 was $9.9 million and $6.0 million, respectively. Noninterest expense for the nine months ended September 30, 2015 and 2014 was $28.8 million and $16.3 million, respectively. The inclusion of ULB and CBI in our results of operations accounted for approximately $2.6 million of the $3.9 million increase in noninterest expense recorded during the three months ended September 30, 2015. The inclusion of ULB and CBI accounted for approximately $8.6 million of the $12.5 million increase in noninterest expense recorded during the nine months ended September 30, 2015.

The largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits expense and commission-based compensation expense. Salaries continue to increase as we expand our presence in the markets in which we operate. In April 2014, we opened a loan production office (which we converted to a full-service branch in November 2014) in Vero Beach, Florida, which contributed to the increase in salaries and employee benefits expense during the three and nine months ended September 30, 2015. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at CBI. The higher levels of revenue for the mortgage division contributed to the increased commission-based compensation expense during the three and nine months ended September 30, 2015.   Additionally, salaries and benefits expense for CBI’s and ULB’s employees contributed approximately $1.7 million of the $2.2 million increase in salaries and employee benefits expense and commission-based compensation expense recorded during the three months ended September 30, 2015 and contributed approximately $5.5 million of the $7.3 million increase in salaries and employee benefits and commission-based compensation expense recorded during the nine months ended September 30, 2015, as compared with the same periods in 2014.

Each category of noninterest expense increased during the three months ended September 30, 2015, except for legal fees. This was largely a result of the additional expenses associated with the operations of CBI and ULB. Also, accounting and other professional services expenses increased during the three and nine months ended September 30, 2015 in connection with merger-related activities, our initial public offering in March 2015 and costs associated with being a public company.

Income Tax Provision

Income tax expense of $1.5 million was recognized during the three months ended September 30, 2015, compared to income tax expense of $841 thousand during the three months ended September 30, 2014. Income tax expense of $3.8 million was recognized during the nine months ended September 30, 2015, compared to income tax expense of $2.0 million during the nine months ended September 30, 2014. The increase in income tax expense during each of the 2015 periods was due to an increase in pre-tax income. Our effective tax rate for the three months ended September 30, 2015 was 32.2% (36.9% including the minority interest in CBI), compared to 32.8% (35.7% including the minority interest in CBI) during the three months ended September 30, 2014. Our effective tax rate for the nine months ended September 30, 2015 was 31.5% (36.4% including the minority interest in CBI), compared to 33.9% (35.1% including the minority interest in CBI) during the nine months ended September 30, 2014. The effective tax rate is affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at September 30, 2015 and December 31, 2014

Overview

Our total assets increased $212.4 million, or 18.7%, from $1.1 billion at December 31, 2014, to $1.4 billion at September 30, 2015. During the first nine months of 2015, loans increased by $126.4 million, or 14.2%, cash and cash equivalents increased by $69.4 million, and investment securities increased by $11.0 million.

Deposits at September 30, 2015 totaled $1.1 billion, an increase of $170.8 million as compared to December 31, 2014. Our deposits increased during the first nine months of 2015 due to the successful business development efforts of our employees, as we continue to move banking relationships from other financial institutions. Additionally, the Bank has benefited from excess liquidity in the financial markets, as many investors are less willing to make long-term investments due to the low interest rate environment and elect to maintain cash in interest-bearing transaction and money market accounts.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets and as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base from which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have designated a majority of our securities as available-for-sale to provide flexibility in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. Securities available-for-sale are reported at fair value, with unrealized gains or losses reported as a separate component of other comprehensive income, net of related deferred taxes. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities. We have elected to classify some of our recent investment security purchases as held-to-maturity, and these are carried at amortized cost on our balance sheet.

During the nine months ended September 30, 2015, we elected to use a portion of our balance sheet liquidity to invest in securities issued by states and political subdivisions (“municipal securities”) and mortgage-backed securities. During the first nine months of 2015, we invested $13.0 million in municipal securities and an additional $4.1 million in mortgage-backed securities. Additionally, we have elected to classify these purchases as held-to-maturity, as we currently have the ability and intent to hold these securities until maturity.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2015 and December 31, 2014.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of
	September 30,		December 31,
(Dollars in thousands)	2015		2014
	Cost	Market	Cost	Market
U.S. Treasury securities	$-	$-	$1,501	$1,501
Securities issued by states and political subdivisions	4,407	4,593	4,408	4,681
Residential mortgage pass-through securities	23,265	24,146	27,723	28,750
Total investment securities	$27,672	$28,739	$33,632	$34,932

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of
	September 30,
(Dollars in thousands)	2015
	Cost	Market
U.S. Treasury securities	$-	$-
Securities issued by states and political subdivisions	13,039	12,909
Residential mortgage pass-through securities	4,133	4,142
Other debit securities	-	-
Total investment securities	$17,172	$17,051

We invest primarily in mortgage-backed securities, municipal securities and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that management attempts to control and counterbalance. Total loans averaged $947.0 million during the nine months ended September 30, 2015, or 83.5% of average earning assets, as compared to $588.8 million, or 80.6% of average earning assets, for the nine months ended September 30, 2014. At September 30, 2015, total loans, net of unearned income, were $1.0 billion, compared to $888.7 million at December 31, 2014, an increase of $126.4 million, or 14.2%.

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

The table below provides a summary of the loan portfolio composition as of the dates indicated.

COMPOSITION OF LOAN PORTFOLIO

	As of
	September 30,		December 31,
(Dollars in thousands, except percentages)	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
Construction, land development, and other land loans	$110,374	10.87%	$83,663	9.41%
Secured by farmland	974	0.10	1,842	0.21
Secured by 1-4 family residential properties	265,740	26.16	221,222	24.88
Secured by multifamily (5 or more) residential properties	24,273	2.39	23,420	2.63
Secured by nonfarm nonresidential properties	374,497	36.87	330,784	37.20
Loans secured by real estate	775,858	76.39	660,931	74.33
Commercial and industrial loans	125,383	12.35	113,788	12.80
Factored commercial receivables	74,780	7.36	82,600	9.29
Consumer loans	16,507	1.63	13,962	1.57
Other loans	23,126	2.27	17,869	2.01
Total gross loans	1,015,654	100.00%	889,150	100.00%
Unearned income	(518)		(429)
Total loans, net of unearned income	1,015,136		888,721
Allowance for loan losses	(9,391)		(9,802)
Total net loans	$1,005,745		$878,919

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

The principal component of our loan portfolio is loans secured by real estate. At September 30, 2015, this category totaled $775.9 million and represented 76.4% of our total loan portfolio, compared to $660.9 million, or 74.3% of the total loan portfolio, at December 31, 2014. Each category of real estate mortgage loans and real estate construction loans (except for loans secured by farmland) increased during the first nine months of 2015.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $43.7 million, or 13.2%, to $374.5 million at September 30, 2015, compared to $330.8 million at December 31, 2014. Commercial mortgage loans comprise the single largest category of our loans, and, at September 30, 2015, accounted for 36.9% of our total loan portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally comprised a large portion of our loan portfolio. Of the $374.5 million in total commercial mortgage loans at September 30, 2015, approximately $150.7 million were loans secured by owner-occupied properties.

Residential mortgage loans increased by $44.5 million, or 20.1%, to $265.7 million at September 30, 2015, compared to $221.2 million at December 31, 2014. At September 30, 2015, residential mortgages accounted for 26.2% of our total loan portfolio.

Real estate construction loans totaled $110.4 million at September 30, 2015, an increase of 31.9% from $83.7 million at December 31, 2014. At September 30, 2015, this loan type accounted for 10.9% of our total loan portfolio.

Commercial and industrial loans totaled $125.4 million at September 30, 2015, compared to $113.8 million at December 31, 2014. The Bank has hired several experienced commercial lenders, and the increases described above are largely a result of the successful efforts of these employees. We expect this trend to continue with respect to commercial and industrial loans, particularly if economic conditions continue to improve.

Factored commercial receivables totaled $74.8 million at September 30, 2015, compared to $82.6 million at December 31, 2014. This balance will fluctuate based on several variables, such as when receivables are purchased and when and how quickly payments are received. A lower balance at the end of a period does not necessarily mean less purchase activity during the period.

Allowance for Loan Losses, Provision for Loan Losses and Asset Quality

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses represents our estimate of probable inherent credit losses in our loan portfolio. We determine the allowance based on an ongoing evaluation of risk as it correlates to potential losses within the portfolio. Increases to the allowance are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

In determining the amount of the allowance, we utilize our risk department’s independent analysis of the minimum required loan loss reserve for the Bank. In this analysis, problem loans are reviewed for impairment or for loss exposure based on their payment performance and probability of default and the value of any collateral securing the loan. These totals are specifically allocated to the reserve. The loan portfolio is then divided into various homogeneous risk pools utilizing a combination of collateral codes, loan purpose codes and internal risk ratings. Historical losses are used to estimate the probable loss in the current portfolio based on both an average loss methodology and a migration loss methodology. The methodologies and the time periods considered are subjective and vary for each risk pool based on systematic risk relative to our ability to estimate losses for that risk pool. Because every loan has a risk of loss, the calculation begins with a minimum loss allocation for each loan pool. The minimum loss is estimated based on long-term trends for the Bank, the banking industry and the economy. A minimum loss allocation is similarly applied to letters of credit and unused lines of credit. Loss allocations are adjusted for changes in the economy, problem loans, payment performance, loan policy, management, credit administration systems, credit concentrations, loan growth and other elements over the time periods utilized in the methodology. The adjusted loss allocations are then applied to the current balances in their respective loan pools. Loss allocations are totaled, yielding the required allowance for loan losses.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

ALLOWANCE FOR LOAN LOSSES

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except percentages)	2015	2014	2015	2014
Total loans oustanding, net of unearned income	$1,015,136	$705,884	$1,015,136	$705,884
Average loans oustanding, net of unearned income	$992,223	$640,806	$947,044	$588,825
Allowance for loan losses at beginning of period	$9,274	$8,974	$9,802	$9,119
Charge-offs:
Loans secured by real estate	-	166	764	393
Commercial and industrial loans	10	167	10	167
Factored receivables	550	-	1,645	-
Consumer loans	33	-	120	-
All other loans	-	-	1	3
Total charge-offs	593	333	2,540	563
Recoveries:
Loans secured by real estate	45	18	140	56
Commercial and industrial loans	8	193	17	10
Factored receivables	443	-	1,446	190
Consumer loans	-	-	5	12
All other loans	13	14	39	42
Total recoveries	509	225	1,647	310
Net charge-offs	84	108	893	253
Provision for loan losses	201	152	482	152
Allowance for loan losses at period end	$9,391	$9,018	$9,391	$9,018
Allowance for loan losses to period end loans	0.93%	1.28%	0.93%	1.28%
Net charge-offs (recoveries) to average loans	0.03%	0.07%	0.13%	0.06%

The table above does not include the allowance for loan losses related to loans acquired from ULB. In accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, ULB’s allowance for loan losses was not brought forward as of the date of acquisition; instead, the acquired loans were recorded at fair value, and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At September 30, 2015, ULB’s acquired loan portfolio totaled $129.3 million and had a related non-accretable difference of $1.9 million and an accretable discount of $1.8 million.

Overall, asset quality indicators have remained steady, and, as a result, provision expense has been minimal. Despite the steady credit quality metrics, strong loan growth has required the recording of a provision expense of $201 thousand during the three months ended September 30, 2015. Nonperforming assets increased $176 thousand during the three months ended September 30, 2015, but our nonperforming assets as a percentage of total assets remains low.

Allocation of the Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans, and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of
	September 30,		December 31,
(Dollars in thousands, except percentages)	2015		2014
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$1,578	14.62%	$1,523	14.81%
Factored receivables	500	7.36	955	9.29
Real estate - mortgage	5,306	65.52	5,047	64.92
Real estate - construction	851	10.87	647	9.41
Consumer	485	1.63	562	1.57
Unallocated	671	-	1,068	-
	$9,391	100.00%	$9,802	100.00%

Our allowance for loan losses is composed of general reserves and specific reserves. General reserves are determined by applying loss percentages to each segment of our portfolio based on that segment’s historical loss experience and adjustment factors derived from internal and external environmental conditions. All loans considered to be impaired are evaluated on an individual basis to determine specific reserve allocations in accordance with U.S. GAAP. Loans for which specific reserves are provided are excluded from the calculation of general reserves.

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

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated.

NONPERFORMING ASSETS

	As of
	September 30,		December 31,
(Dollars in thousands, except percentages)	2015	2014	2014

Nonaccrual loans	$3,658	$1,087	$4,865
Loans past due 90 days or more and still accruing	148	176	297
Total nonperforming loans	3,806	1,263	5,162
Other real estate and repossessed assets	3,634	830	1,380
Total nonperforming assets	$7,440	$2,093	$6,542
Allowance for loan losses to period end loans	0.93%	1.28%	1.10%
Allowance for loan losses to period end non-performing loans	246.74	714.01	189.89
Net charge-offs (recoveries) to average loans	0.03	0.07	0.05
Nonperforming assets to period end loans and foreclosed property and repossessed assets	0.73	0.30	0.73
Nonperforming loans to period end loans	0.37	0.18	0.58

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

Total nonperforming assets increased by $898 thousand to $7.4 million at September 30, 2015, from $6.5 million at December 31, 2014. During the three months ended September 30, 2015, nonperforming loans decreased by $1.4 million, and other real estate increased by $2.3 million. This was primarily the result of one large loan relationship that was foreclosed on during the third quarter of 2015. Asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of
	September 30,		December 31,
(Dollars in thousands, except percentages)	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$271,202	23.75%	$217,643	22.41%
Interest-bearing demand	193,771	16.97	154,816	15.94
Savings and money market	446,726	39.12	392,394	40.41
Time less than $100k	61,550	5.39	74,367	7.66
Time equal to or greater than $100k and less than $250k	47,127	4.13	46,538	4.79
Time equal to or greater than $250k	121,461	10.64	85,302	8.79
Total deposits	$1,141,837	100.00%	$971,060	100.00%

Total deposits were $1.1 billion at September 30, 2015, an increase of $170.8 million from December 31, 2014. Deposit growth has been a point of emphasis, and we have benefited from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits. All deposit categories increased during the first nine months of 2015, with the exception of time deposits less than $100 thousand. Customers continue to be reluctant to invest in time deposits due to the low interest rate environment and have instead chosen money market accounts and other interest-bearing accounts.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One of our primary sources of wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $22.0 million at each of September 30, 2015 and December 31, 2014. We have not initiated any additional borrowings from the FHLB since 2012. Additionally, we have access to brokered deposits and issued $48.9 million of brokered certificates during 2014 to fund a portion of the assets acquired in the CBI transaction. At September 30, 2015, brokered certificates totaled $38.9 million. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit that mature in three to five years at rates that are lower than we would offer in our local markets, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificates of deposit balances of $12.3 million and $14.0 million at September 30, 2015 and December 31, 2014, respectively.

Liquidity

Market and public confidence in our financial strength and in financial institutions generally will have an important role in our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure our liquidity position by giving consideration to both on− and off−balance sheet sources of and demands for funds on a daily, weekly and monthly basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate−based liabilities, as well as the risk of not being able to meet our cash needs as they arise. Liquidity planning and management are necessary to ensure the ability to fund operations in a cost-effective manner and to meet current and future potential obligations, such as loan commitments, lease obligations and deposit outflows. In this process, we focus on both assets and liabilities and on the manner in which they collectively contribute to provide adequate liquidity to meet our needs.

Funds are available from a number of basic banking activity sources, including our core deposit base, the repayment and maturity of loans and investment security cash flows. Other funding sources include federal funds purchased, brokered certificates of deposit and borrowings from the FHLB.

Cash and cash equivalents at September 30, 2015 and December 31, 2014 were $192.9 million and $123.4 million, respectively. Based on the balances of cash and cash equivalents, we believe that our liquidity resources were sufficient at September 30, 2015 to fund loans and meet our other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS

As of September 30, 2015

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$15,000	$5,000	$2,000	$-	$22,000
Certificates of deposit of less than $100k	28,713	30,124	2,713	-	61,550
Certificates of deposit of $100k or more	117,914	38,795	11,879	-	168,588
Operating leases	697	946	317	220	2,180
Total contractual obligations	$162,324	$74,865	$16,909	$220	$254,318

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

Our off-balance sheet arrangements are summarized in the following table as of the dates indicated.

CREDIT EXTENSION COMMITMENTS

	As of
	September 30,	December 31,
	2015	2014
	Amount	Amount
Unfunded lines	$244,542	$182,820
Letters of credit	10,184	8,085
Total credit extension commitments	$254,726	190,905

Interest Sensitivity and Market Risk

Interest Sensitivity

We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The principal monitoring technique that we employ is simulation analysis, as augmented by a “gap” analysis.

In simulation analysis, we review each individual asset and liability category and its projected behavior in various interest rate environments. These projected behaviors are based on our past experiences and on current competitive environments in the markets in which we compete. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates projections of net interest income. We also periodically verify the validity of this approach by comparing actual results with those that were projected in previous models.

Another technique used in interest rate management, but to a lesser degree than simulation analysis, is the measurement of the interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets and liabilities, selling securities available for sale or trading securities, replacing an asset or liability at maturity or adjusting the interest rate during the life of an asset or liability.

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

The following table illustrates our interest rate sensitivity at September 30, 2015, assuming that the relevant assets and liabilities are collected and paid, respectively, based on historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

As of September 30, 2015
(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$508,199	21,811	91,678	188,543	156,031	56,800	1,023,062
Securities	359	2,661	2,807	9,214	6,893	23,977	45,911
Cash balances in other banks	169,661	-	-	-	-	-	169,661
Funds sold	-	-	-	-	-	-	-
Total interest-earning assets	$678,219	24,472	94,485	197,757	162,924	80,777	1,238,634

Interest-bearing liabilities
Interest-bearing transactions accounts	$80,186	5,308	23,883	40,976	18,261	25,157	193,771
Savings and money market deposits	266,061	5,630	25,338	63,538	1,596	84,563	446,726
Time deposits	8,252	9,733	128,642	56,960	26,551	-	230,138
Federal Home Loan Bank and other borrowed money	-	-	15,000	5,000	2,000	-	22,000
Total interest-bearing liabilities	$354,499	20,671	192,863	166,474	48,408	109,720	892,635

Interest sensitivity gap
Period gap	$323,720	3,801	(98,378)	31,283	114,516	(28,943)	345,999
Cumulative gap	323,720	327,521	229,143	260,426	374,942	345,999
Cumulative gap - Rate Sensitive Assets/Rate Sensitive Liabilities	26.14%	26.44	18.50	21.03	30.27	27.93

(1) Includes mortgage loans held-for-sale

We generally benefit from an increase in market rates of interest when we have an asset-sensitive gap (a positive number) and from a decrease in market interest rates when we have a liability-sensitive gap (a negative number). As shown in the table above, we are asset-sensitive on a cumulative basis throughout all timeframes presented. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short timeframe, but those are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. For this and other reasons, we rely more on the simulation analysis (as described above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

MARKET RISK

	Impact on Net Interest Income
	As of September 30,	As of December 31,
Change in prevailing interest rates	2015	2014
+400 basis points	25.77%	20.42%
+300 basis points	19.17	15.10
+200 basis points	12.48	9.54
+100 basis points	5.85	4.21
0 basis points	-	-
-100 basis points	(1.09)	(1.23)
-200 basis points	(4.84)	(4.58)
-300 basis points	(7.85)	(6.83)
-400 basis points	(9.23)	(7.61)

Capital Resources

Total shareholders’ equity attributable to NCC at September 30, 2015 was $169.9 million, or 12.6% of total assets. At December 31, 2014, total shareholders’ equity attributable to NCC was $128.9 million, or 11.3% of total assets. The increase in shareholders’ equity during the first nine months of 2015 was attributable to our initial public offering that priced on March 18, 2015 and net income generated by the Company. We sold 1,642,000 shares of our common stock at $19.50 per share in our initial public offering. The underwriters had an option to purchase an additional 255,000 shares, which they exercised on March 27, 2015. In total, we sold 1,897,000 newly issued shares of common stock and raised approximately $33.8 million, net of offering expenses. Our common stock is now traded on the Nasdaq Global Select Market under the symbol “NCOM.”

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

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off−balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures such as common equity Tier 1 capital , Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well−capitalized institution,” as that term is defined by the Bank’s regulators. As of September 30, 2015, the Bank was “well-capitalized” under the regulatory framework for prompt corrective action.

Under the current regulatory guidelines, banks must meet minimum capital adequacy levels based on both total assets and risk−adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk−weighted assets of 8%, a minimum ratio of Tier 1 capital to risk−weighted assets of 6%, a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a minimum ratio of Tier 1 capital to average assets (leverage ratio) of 4%. Adherence to these guidelines has not had an adverse impact on us.

The table below calculates and presents regulatory capital based on the new regulatory capital ratio requirements under Basel III that became effective on January 1, 2015, as well as the regulatory capital ratios in effect on December 31, 2014. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three- year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The ratios for the Company and Bank are currently sufficient to satisfy the fully phased-in conservation buffer.

The following table sets forth selected consolidated capital ratios at September 30, 2015 and December 31, 2014 for both NBC and NCC. ULB is not included separately at September 30, 2015, as ULB was merged into NBC on February 28, 2015.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands, except percentages)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk Weighted Assets)
NCC	$142,051	13.79%	$82,423	8.00%	N/A	N/A
NBC	$120,254	11.69%	82,272	8.00%	$102,840	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
NCC	$132,660	12.88%	$61,817	6.00%	N/A	N/A
NBC	$110,863	10.78%	$61,704	6.00%	$82,272	8.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)
NCC	$132,660	12.88%	$46,363	4.50%	N/A	N/A
NBC	$110,863	10.78%	$46,278	4.50%	$66,846	6.50%
Tier 1 Capital
(to Average Assets)
NCC	$132,660	10.39%	$51,072	4.00%	N/A	N/A
NBC	$110,863	8.70%	$50,971	4.00%	$63,714	5.00%
As of December 31, 2014
Total Capital
(to Risk Weighted Assets)
NCC	$106,289	11.75%	$72,367	8.00%	N/A	N/A
NBC	$84,148	11.42%	$58,948	8.00%	$73,685	10.00%
ULB	$18,731	11.31%	$13,249	8.00%	$16,561	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
NCC	$96,487	10.66%	$36,205	4.00%	N/A	N/A
NBC	$74,927	10.16%	$29,499	4.00%	$44,248	6.00%
ULB	$18,731	11.31%	$6,625	4.00%	$9,937	6.00%
Tier 1 Capital
(to Average Assets)
NCC	$96,487	10.68%	$36,137	4.00%	N/A	N/A
NBC	$74,927	8.57%	$34,972	4.00%	$43,715	5.00%
ULB	$18,731	8.60%	$8,712	4.00%	$10,890	5.00%

Banking regulations limit the amount of dividends that a bank can pay without the prior approval of its regulatory authorities. These restrictions are based on levels of regulatory classified assets, prior years’ net earnings and the ratio of equity capital to assets. The Bank is currently permitted to pay dividends to NCC, subject to safety and soundness requirements and other limitations imposed by law and federal regulatory authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is contained in Part I, Item 2 herein under the heading “Interest Sensitivity and Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.1

Agreement and Plan of Merger, dated July 7, 2015, by and among National Commerce Corporation, National Bank of Commerce and Reunion Bank of Florida (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-206643), filed with the Securities and Exchange Commission on August 28, 2015)

3.1

Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

3.1A

Amendment to Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K (File No. 000-55336), filed with the Securities and Exchange Commission on February 20, 2015)

3.2

Bylaws of National Commerce Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

10.1A

Reunion Bank of Florida Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 (File No. 333-206643), filed with the Securities and Exchange Commission on August 28, 2015)

10.1B

Amendment No. 1 to Reunion Bank of Florida Directors’ Stock Option Plan (incorporated by reference to Exhibit 99.1B to the Company’s Registration Statement on Form S-8 (File No. 333-207751), filed with the Securities and Exchange Commission on November 2, 2015)

10.2

Form of Directors’ Stock Option Agreement under Reunion Bank of Florida Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (File No. 333-206643), filed with the Securities and Exchange Commission on August 28, 2015)

10.3

Reunion Bank of Florida Officers’ and Employees’ Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (File No. 333-206643), filed with the Securities and Exchange Commission on August 28, 2015)

10.4

Form of Incentive Stock Option Agreement under Reunion Bank of Florida Officers’ and Employees’ Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 (File No. 333-206643), filed with the Securities and Exchange Commission on August 28, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for National Commerce Corporation’s Form 10-Q for the period ended September 30, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE CORPORATION (Registrant)

Date: November 12, 2015	/s/ John H. Holcomb, III
John H. Holcomb, III Chief Executive Officer and Chairman of the Board

Date: November 12, 2015	/s/ William E. Matthews, V
William E. Matthews, V Chief Financial Officer and Vice Chairman of the Board