Form 10-K
period 2015-12-31
National Commerce Corp
filed 2016-03-11
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

Commission file number: 001-36878

NATIONAL COMMERCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8627710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

813 Shades Creek Parkway, Suite 100 Birmingham, AL	35209
(Address of principal executive offices)	(Zip Code)

 (205) 313-8100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2015: $171,914,017.20

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March, 11, 2016
Common stock, par value $0.01 per share	10,861,487 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

NATIONAL COMMERCE CORPORATION

FORM 10-K

 i

GENERAL

Unless the context otherwise indicates or requires, references in this Annual Report on Form 10-K to “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation, a Delaware corporation, and our consolidated affiliates as of December 31, 2015.

               On October 28, 2014, the Company’s Registration Statement on Form S-4 (File No. 333-198219) became effective, and the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance, which involve substantial risks and uncertainties. Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Forward-looking statements include any statement that, without limitation, may predict, forecast, indicate or imply future results, performance or achievements instead of historical or current facts and may contain words like “anticipates,” “approximately,” “believes,” “budget,” “can,” “could,” “continues,” “contemplates,” “estimates,” “expects,” “forecast,” “intends,” “may,” “might,” “objective,” “outlook,” “predicts,” “probably,” “plans,” “potential,” “project,” “seeks,” “shall,” “should,” “target,” “will,” or the negative of these terms and other words, phrases or expressions with similar meaning.

Any forward-looking statements contained in this Annual Report on Form 10-K are based on our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed herein under “Part I, Item 1A – Risk Factors,” as well as other unknown risks and uncertainties.

PART I

Item 1.	Business.

Overview

We are a bank holding company headquartered in Birmingham, Alabama that has elected to become a “financial holding company” under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We engage in the business of banking through our wholly owned banking subsidiary, National Bank of Commerce, which we may refer to as “the Bank” or “NBC.”

Through the Bank, we provide a broad array of financial services to businesses, business owners, and professionals. In Alabama, we operate seven full-service banking offices, located in Birmingham, Huntsville, Auburn-Opelika, and Baldwin County. We also operate ten full-service banking offices in Florida. On February 28, 2015, we merged United Legacy Bank (“ULB”), another of our banking subsidiaries, with and into NBC, and the five former banking offices of ULB, located in Longwood, Winter Park, Orlando and Oviedo, Florida, now operate as “United Legacy Bank, a division of National Bank of Commerce.” On October 31, 2015, we acquired Reunion Bank of Florida (“Reunion”) through a merger of Reunion with and into NBC, and the four former banking offices of Reunion, located in Tavares, Ormond Beach, Port Orange and St. Augustine Beach, Florida, now operate as “Reunion Bank of Florida, a division of National Bank of Commerce.” Our tenth Florida branch is located in Vero Beach and has been in operation since November 2014.

We engage in the business of factoring commercial receivables through the Bank’s ownership of a 70% equity interest in CBI Holding Company, LLC (“CBI”). CBI owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama, that provides factoring, invoicing, collection, and accounts receivable management services to transportation companies and automotive parts and service providers throughout the United States and parts of Canada.

In November 2015, we formed National Commerce Risk Management, Inc. (“NCRM”) as a wholly owned subsidiary of the Company. NCRM is a captive insurance company that was created to insure the Company and our subsidiaries against certain risks arising from our operations and to pool resources with similar insurance company subsidiaries of other financial institutions in order to spread a limited amount of risk among themselves.

As of December 31, 2015, we had total assets of $1.8 billion, total loans of $1.3 billion, total deposits of $1.5 billion, and total shareholders’ equity of $216.6 million.

Our Products and Services

Through the Bank, we engage in the business of banking, which consists primarily of accepting deposits from the public and making loans and other investments. Through Corporate Billing, we provide factoring, invoicing, collection, and accounts receivable management services to transportation companies and automotive parts and service providers throughout the United States and parts of Canada. Our principal sources of funds for loans and investments at the Bank are demand, time, savings, and other deposits (including negotiable orders of withdrawal, or NOW accounts) and the amortization and prepayments of loans and investments. Our principal sources of income are interest and fees collected on loans, interest collected on other investments, fees earned from the origination and sale of residential mortgage loans, and service charges, as well as income from factored receivables through Corporate Billing. Our principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on other borrowings, employee compensation, office expenses, and other overhead expenses.

Deposits

Our principal sources of funds are core deposits, including demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit. Transaction accounts include checking and NOW accounts, which customers use for cash management and which provide a source of fee income for us, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable and low-cost source of funding. Our largest source of funds is money market accounts. Certificates of deposit in excess of $100,000 are held primarily by customers in our market areas. We utilize brokered and internet certificates of deposit to supplement our market funding sources when funding needs or pricing warrant the use of wholesale funding.

Deposit rates are reviewed weekly by senior management. Management believes that the rates that we offer are competitive with those offered by other institutions in our market areas. We also focus on customer service to attract and retain deposits.

Lending

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2015, were approximately $1.3 billion, or approximately 82.6% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $1.0 billion, or 78.4% of total loans, net of unearned income, at December 31, 2015. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate. We also often take real estate as an additional source of collateral to secure commercial and industrial loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis and are supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

Our real estate lending activities are generally characterized by the following types of loans and loan terms.

●	Commercial real estate term loans accrue at either variable or fixed rates. The variable rates approximate current market rates. Amortizations are typically no more than 25 years.

●

The primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions. These loans usually have fixed rates for up to five years, with maturities of 15 to 30 years. We also originate home equity lines of credit secured by residential property. These loans are typically made on a variable-rate basis with maturities up to 10 years.

●	Construction and land development loans are typically made on a variable-rate basis. Loan terms usually do not exceed 24 months.

We originate residential loans for sale into the secondary market. These loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate, borrower qualification, and documentation. These loans are generally made under a commitment to purchase from a loan purchaser. We typically collect from the borrower or purchaser a combination of the origination fee, discount points, and/or a service release fee.

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are usually also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $171.2 million, or 13.0% of our loan portfolio, at December 31, 2015. Interest rates are negotiable and are based on the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $21.1 million, or 1.6% of our loan portfolio, at December 31, 2015. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years, depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

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

We address repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a loan committee approval process for larger loans, documentation examination, and follow-up procedures for loan review and any exceptions to credit policies. The point in the loan approval process at which a loan is approved depends on the size of the borrower’s credit relationship with the bank and the loan authority of the lending officer to whom the loan request is made. Each of our lending officers has the authority to approve loans up to an approved loan authority amount, as determined by the Bank’s board of directors. Loans in excess of the highest loan authority amount of a particular lending officer must be approved by either the Bank’s loan committee or another officer with sufficient loan authority to approve the request.

Risk Ratings. Loan officers are directly responsible for monitoring the risk in their respective portfolios. On commercial loans, risk grades are assigned by the loan officer for the probability of default following an analysis of borrower characteristics and external economic factors. However, on consumer loans, risk grades are primarily determined by a borrower’s credit score, personal debt ratio, repayment history, and liquidity.

Electronic Banking

We offer electronic banking services to our customers, including commercial and retail online banking, automated bill payment, mobile banking, and remote deposit capture for certain customers.

Factoring

Since August 29, 2014, NBC has owned a 70% interest in CBI, the holding company of Corporate Billing. Corporate Billing is a transaction-based finance company engaged in the purchase of accounts receivable at a discount from businesses throughout the United States and parts of Canada, a business traditionally known as “factoring.” In a typical factoring transaction, Corporate Billing purchases all of the rights associated with the account receivable and assumes the billing and collection responsibilities. Corporate Billing may purchase a receivable with or without recourse. If an account is purchased without recourse, Corporate Billing bears the loss if the account debtor does not pay the invoice amount. If the receivable is purchased with recourse, however, Corporate Billing has the right to collect the unpaid invoice amount from the seller of the receivable if the account debtor does not pay. Corporate Billing engages in both recourse and non-recourse purchases, with its recourse operations focused primarily in the transportation industry, and its non-recourse operations focused primarily in the automotive dealer and distributor industries. As an operating subsidiary of NBC, Corporate Billing is regulated by the Office of the Comptroller of the Currency (the “OCC”).

Market Areas

We currently conduct our banking operations through the Bank’s offices in Alabama and in central and northeast Florida. In Alabama, we operate seven full-service banking offices in Birmingham, Huntsville, Auburn-Opelika, and Baldwin County. In Florida, five of the Bank’s offices (in Longwood, Winter Park, Orlando, and Oviedo) operate as “United Legacy Bank, a division of National Bank of Commerce,” and four of the Bank’s offices (in Tavares, Ormond Beach, Port Orange, and St. Augustine Beach) operate as “Reunion Bank of Florida, a division of National Bank of Commerce.” The Bank also operates a full-service banking office in Vero Beach, Florida. We conduct our factoring business through Corporate Billing’s office in Decatur, Alabama, with clients located throughout the United States and parts of Canada. Technology allows us to service a national client base in this business, with sales representatives traveling to meet existing and potential clients in their places of business.

Competition

The financial services industry is highly competitive. We compete for loans, deposits and financial services in all of our principal markets. We compete directly with other bank and nonbank institutions located within our markets, internet-based banks, out-of-market banks, and bank holding companies that advertise in or otherwise serve our markets, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial products and services. Competition involves efforts to retain current customers, obtain new loans and deposits, increase the scope and type of services that we provide, and offer competitive interest rates paid on deposits and charged on loans. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. Some of our competitors have been in business for a long time and have an established customer base and name recognition. We believe that our competitive pricing, personalized service, and community involvement enable us to effectively compete in the communities in which we operate.

 Employees

As of December 31, 2015, we had approximately 289 full-time and full-time equivalent employees. None of these employees is party to a collective bargaining agreement.

SUPERVISION AND REGULATION

General

We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s ability to repurchase stock or to receive dividends from its subsidiary banks. NCC and its non-bank subsidiary, NCRM, are subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and NBC and its operating subsidiary, CBI, are subject to comprehensive examination and supervision by the OCC. These regulatory agencies generally have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of such provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact that such changes may have on us, are difficult to ascertain. A change in applicable laws and regulations, or in the manner in which such laws or regulations are interpreted by regulatory agencies or courts, may have a material effect on our business, operations, and earnings.

Regulation of NCC

NCC is a registered bank holding company that has elected to become a financial holding company under the BHCA and is subject to the examination authority and the regulatory and periodic reporting requirements of the Federal Reserve. Under the BHCA, bank holding companies and their nonbank subsidiaries generally may engage in activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto, and may, in some cases and subject to certain restrictions, invest in companies not engaged in activities closely related to banking. As a financial holding company, we are permitted to (i) engage in other activities that the Federal Reserve determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, and (ii) acquire an equity stake in companies engaged in such activities. We may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of a bank holding company or a bank without the prior approval of the Federal Reserve. In order to maintain our status as a financial holding company, we must remain “well capitalized” and “well managed” under applicable regulations. Failure to meet one or more of the requirements would mean, depending on the requirements not met, that we could not undertake new activities, make acquisitions other than those permitted generally for bank holding companies, or continue certain activities.

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require approval from the Federal Reserve before any person or company may acquire “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company, and a rebuttable presumption arises if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either: (i) the bank holding company has a registered class of securities under Section 12 of the Securities Act; or (ii) no other person owns a greater percentage of that class of voting securities immediately after the transaction.

There are a number of restrictions imposed on NCC by law and regulatory policy that are designed to minimize potential loss to depositors and to the Deposit Insurance Fund maintained by the Federal Deposit Insurance Corporation (the “FDIC”) in the event that a subsidiary depository institution should become insolvent. For example, federal law requires a bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances in which it might not do so in the absence of such a policy. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as a subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the institution’s holding company, with respect to any extensions of credit they have made to such insured depository institution.

Regulation of NBC

NBC’s operations and investments are subject to the supervision, examination, and reporting requirements of the National Bank Act and the regulations of the OCC, as well as other federal banking statutes and regulations, including with respect to the level of reserves that NBC must maintain against deposits, restrictions on the types, amount, and terms and conditions of loans that it may originate, and limits on the types of other activities in which it may engage and the investments that it may make. The OCC also has the power to prevent unsafe or unsound banking practices or other violations of law. Because NBC’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations, and the FDIC has backup examination authority and some enforcement powers over NBC. NBC is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations.

Transactions with Affiliates

We are subject to federal laws, such as Sections 23A and 23B of the Federal Reserve Act, that limit the size and number of the transactions that depository institutions may engage in with their affiliates. Under these provisions, transactions (such as loans or investments) by a bank with nonbank affiliates are generally limited to 10% of the bank’s capital and surplus for all covered transactions with any one affiliate and 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit to affiliates, with limited exceptions, must be secured by eligible collateral in specified amounts. Banks are also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposed additional requirements on transactions with affiliates, by, among other things, expanding the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

We are also subject to restrictions on extensions of credit to our executive officers, directors, principal stockholders, and their related interests under Sections 22(g) and 22(h) of the Federal Reserve Act, as implemented by Regulation O of the Federal Reserve. These extensions of credit must be made on substantially the same terms, including with respect to interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, we are prohibited from engaging in asset purchase or sale transactions with our officers, directors, or principal stockholders unless the transaction is on market terms and, if the transaction represents more than 10% of the capital and surplus of the Bank, a majority of the Bank’s disinterested directors has approved the transaction.

Monetary Policy

Our earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve have a significant effect on the operating results, lending practices, investments and deposits of commercial banks through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on bank borrowings and the reserve requirements against bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund maintained by the FDIC. Under the FDIC’s current risk-based assessment system, as amended by the Dodd-Frank Act and the FDIC’s final rule on assessments, dividend assessment base and large bank pricing (the “Assessment Rule”), insured institutions are assigned to one of four categories based on supervisory evaluations, regulatory capital levels, and certain other factors. An institution’s assessment rate depends on the category to which it is assigned and the applicability of certain potential adjustments established by FDIC regulations, with lower-risk institutions paying lower assessment rates.

The assessment base against which the assessment rate is applied to determine the total assessment due for a given period is the depository institution’s average total consolidated assets during the assessment period, less average tangible equity during that assessment period. Tangible equity is defined in the Assessment Rule as Tier 1 Capital (described below) and is calculated monthly, unless the insured depository institution has less than $1 billion in assets, in which case the insured depository institution calculates Tier 1 Capital on an end-of-quarter basis. Parents or holding companies of other insured depository institutions are required to report separately from their subsidiary depository institutions.

The FDIC issued a notice of proposed rulemaking in June 2015 that it revised in January 2016 to set forth several significant proposed changes to the methodology for calculating deposit insurance assessments for banks with less than $10 billion in assets. Under the proposed rule, the current system would be eliminated and the rate would instead be determined based on a number of factors, including the bank’s CAMELS ratings, leverage ratio, net income, non-performing loan ratios, OREO ratios, core deposit ratios, one-year organic asset growth and a loan mix index. The loan mix index component of the assessment model requires banks to calculate each of their loan categories as a percentage of assets and then multiply each category by a standardized historical charge-off rate percentage provided by the FDIC, with a higher index leading to a higher assessment rate. The proposal would implement maximum assessment rates for institutions with a composite CAMELS rating of 1 or 2 and minimum rates for institutions with a rating of 3, 4 or 5. As revised, the revised methodology would go into effect the quarter after the reserve ratio of the Deposit Insurance Fund reaches 1.15 percent (or the first quarter after the final rule is adopted in which the rule can take effect, whichever is later).

The Dodd-Frank Act also eliminated the ceiling and increased the floor on the size of the Deposit Insurance Fund. It established a minimum designated reserve ratio of 1.35% of the estimated insured deposits and required the FDIC to adopt a restoration plan that could be implemented if the reserve ratio falls below 1.35%. However, under the current framework, the assessment rate schedules used to determine assessments due from insured depository institutions become progressively lower when the reserve ratio in the Deposit Insurance Fund exceeds 1.15%, 2%, and 2.5%.

In addition to the assessment for deposit insurance, insured depository institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and equaled 0.60 basis points on assessable deposits for the first, second and fourth calendar quarters of 2015, and 0.58 basis points for the third quarter of 2015 and first quarter of 2016.

The Dodd-Frank Act raised the limit for federal deposit insurance to $250,000 for each covered account and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance assessments would likely have an adverse effect on our operating expenses and results of operations. We cannot predict what insurance assessment rates will be in the future. Furthermore, deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Dividend Restrictions

NCC is a legal entity separate and distinct from NBC. NCC’s ability to pay dividends and make other distributions depends in part on the receipt of dividends from NBC and is limited by federal and state law. The specific limits depend on a number of factors, including NBC’s recent earnings, recent dividends, level of capital and regulatory status. The regulators are authorized, and under certain circumstances are required, to determine that the payment of dividends or other distributions by a bank would be an unsafe or unsound practice and to prohibit that payment. For example, federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized.

A national bank generally may not withdraw, either in the form of a dividend or otherwise, any portion of its permanent capital and may not declare a dividend in excess of its retained net profits. Further, dividends that may be paid by a national bank without the express approval of the OCC are limited to an amount equal to the bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consist of net income, less dividends declared during the period. Dividend payments by NBC in the future will require the generation of net income and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines.

The ability of a bank holding company to pay dividends and make distributions can also be limited by other laws or regulations. The Federal Reserve, which has authority to prohibit a bank holding company from paying dividends or making other distributions, has issued a Supervisory Letter stating that a bank holding company should not pay cash dividends unless, among other things, (i) its net income available to common stockholders for the past four quarters, net of dividends paid during that period, is sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality, and overall financial condition, and (iii) the dividend will not cause the company to fail to meet, or be in danger of failing to meet, its minimum regulatory capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken its financial health, such as by borrowing. The Dodd-Frank Act, Basel III (described below), and their respective implementing regulations impose additional restrictions on the ability of banking institutions to pay dividends.

Capital Adequacy Guidelines

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation, known as “Basel III.” Basel III requires banks to maintain a higher level of capital than previously required, with a greater emphasis on common equity. The Dodd-Frank Act imposed generally applicable capital requirements with respect to bank holding companies and their bank subsidiaries and mandated that the federal banking regulatory agencies adopt rules and regulations to implement the Basel III requirements, which they did through the adoption of a final rule in July 2013 (the “Basel III Final Rule”).

The Basel III Final Rule provides risk-based capital guidelines designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposures, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk-weights. The net amount of assets remaining after applying the risk-weights to the gross asset values comprises the institution’s total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category. Exceptions include municipal or state revenue bonds, which have a 50% risk weighting, and direct obligations of the United States Treasury or obligations backed by the full faith and credit of the United States government, which have a 0% risk weighting. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk weighting. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting, and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

The institution’s total risk-weighted assets are used to calculate its regulatory capital ratios. Under the Basel III Final Rule, as of January 1, 2015, the minimum ratio of total capital to risk-weighted assets is 8%. The required ratio of “Tier 1 Capital” (consisting generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk-weighted assets is 6%. While there was previously no required ratio of “Common Equity Tier 1 Capital” (which generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries, and Accumulated Other Comprehensive Income, subject to certain adjustments) to risk-weighted assets, a required minimum ratio of 4.5% became effective on January 1, 2015 as well. The remainder of total capital, or “Tier 2 Capital,” may consist of (i) the allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) preferred stock not qualifying as Tier 1 Capital, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital (which is included only to the extent of Tier 1 Capital), less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the appropriate regulator.

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

The Basel III Final Rule additionally provides for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Final Rule, banks must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented at 2.5% in January 2019.

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

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that federal banking agencies are required to take, and certain actions that they have discretion to take, based on the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Under the prompt corrective action rules effective as of January 1, 2015, an institution is deemed “well capitalized” if its leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio, and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. An institution is deemed to be “adequately capitalized” or better if its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimum capital requirements. An institution is “significantly undercapitalized” if its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios fall below 3%, 3%, 4%, and 6%, respectively, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions, including a prohibition on paying dividends and a limitation on asset growth or expansion in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring; limitations on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business; obligations to raise additional capital; restrictions on transactions with affiliates; and restrictions on interest rates paid by the institution on deposits. In certain cases, banking regulatory agencies may require replacement of senior executive officers or directors or the sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for 90 days, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires the federal banking regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities that they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of the institution’s branch offices). Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” An institution’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into non-banking activities. NBC received a “satisfactory” rating in its most recent CRA evaluation.

Anti-Money Laundering Laws

Under various federal laws, including the Currency and Foreign Transactions Reporting Act (also known as the “Bank Secrecy Act of 1970”), as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” requirements, in their dealings with foreign financial institutions and foreign customers. These laws also mandate that financial institutions establish anti-money laundering programs meeting certain standards and require the federal banking regulators to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing applications for bank merger and acquisition activities.

Privacy of Customer Information

The Financial Services Modernization Act of 1999 (also known as the “Gramm-Leach-Bliley Act” or “GLBA”) and the implementing regulations issued by federal banking regulatory agencies require financial institutions (including banks, insurance agencies, and broker/dealers) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLBA established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

The Consumer Financial Protection Bureau

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, non-banks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance, and enforcement actions to administer and enforce federal consumer financial laws, to oversee several entities and market segments not previously under the supervision of a federal regulator, and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive, or abusive. The federal consumer financial laws and all of the functions and responsibilities associated with them, many of which were previously enforced by other federal regulatory agencies, were transferred to the CFPB on July 21, 2011. While the CFPB has the power to interpret, administer, and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if such institutions have less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

Mortgage Loan Origination

The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and the implementing final rule adopted by the CFPB (the “ATR/QM Rule”), a financial institution may not make a residential mortgage loan to a consumer unless it first makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the ATR/QM Rule limits prepayment penalties and permits borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as defined by the CFPB. For this purpose, the ATR/QM Rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration, Veterans Administration, or United States Department of Agriculture. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest-only or negative amortization payments. The ATR/QM Rule specifies the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. The ATR/QM Rule became effective January 10, 2014.

In addition, Section 941 of the Dodd-Frank Act amended the Exchange Act to require sponsors of asset-backed securities (ABS) to retain at least 5%of the credit risk of the assets underlying the securities and generally prohibits sponsors from transferring or hedging that credit risk. In October 2014, the federal banking regulatory agencies adopted a final rule to implement this requirement (the “Risk Retention Rule”). Among other things, the Risk Retention Rule (i) requires a securitizer to retain not less than 5% of the credit risk of any asset that the securitizer, through the issuance of an ABS, transfers, sells, or conveys to a third party and (ii) prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain. In certain situations, the final rule allows securitizers to allocate a portion of the risk retention requirement to the originator(s) of the securitized assets, if an originator contributes at least 20% of the assets in the securitization. The Risk Retention Rule also provides an exemption to the risk retention requirements for an ABS collateralized exclusively by qualified residential mortgages (“QRMs”) and ties the definition of a QRM to the definition of a “qualified mortgage” established by the CFPB for purposes of evaluating a consumer’s ability to repay a mortgage loan. The federal banking agencies have agreed to review the definition of QRMs in 2019, following the CFPB’s own review of its “qualified mortgage” regulation. The Risk Retention Rule took effect in December 2015.

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

The Volcker Rule

On December 10, 2013, five federal financial regulatory agencies, including the Federal Reserve and the OCC, adopted final rules implementing the so-called “Volcker Rule” embodied in Section 13 of the BHCA, which was added by Section 619 of the Dodd-Frank Act. The Volcker Rule completes the process begun in October 2011, when the agencies introduced proposed implementing rules for comment. In general, the Volcker Rule prohibits banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in, and relationships with, hedge funds or private equity funds. The Volcker Rule is intended to provide greater clarity with respect to both the extent of those primary prohibitions and the related exemptions and exclusions.

The Volcker Rule also requires each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community and small banks are afforded some relief under the Volcker Rule. If such banks are engaged only in exempted proprietary trading, such as trading in United States government, agency, state, and municipal obligations, then they are exempt entirely from compliance program requirements. Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the rule, it is only required to incorporate references to the Volcker Rule into its existing policies and procedures. The Volcker Rule was effective as of April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015.

Other Provisions of the Dodd-Frank Act

The Dodd-Frank Act, which became law on July 21, 2010, implements far-reaching changes across the financial regulatory landscape. In addition to the reforms previously mentioned, the Dodd-Frank Act also:

●

requires bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state and requires any bank holding company electing to be treated as a financial holding company to be both well managed and well capitalized;

●

eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location;

●	repeals Regulation Q, the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

●

enhances insider transaction limitations by strengthening the restrictions on loans to insiders and certain asset sales to and from an insider, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors; and

●

strengthens the previous limits on a depository institution’s credit exposure to one borrower (whether a person or group of related persons) in an amount exceeding certain thresholds, by expanding the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

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

Federal Home Loan Bank Membership

NBC is a member of the Federal Home Loan Bank of Atlanta (the “FHLBA”). Each member of the FHLBA is required to maintain a minimum investment in the Class B stock of the FHLBA. The Board of Directors of the FHLBA can increase the minimum investment requirements if it concludes that additional capital is required to allow the FHLBA to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation on the part of NBC to increase the level of its investment in the FHLBA depends entirely on the occurrence of a future event, we are currently unable to determine the extent of future required potential payments to the FHLBA. Additionally, in the event that a member financial institution fails, the right of the FHLBA to seek repayment of funds loaned to that institution will take priority over the rights of all other creditors.

Other Laws and Regulations

Our operations are subject to several additional laws, some of which are specific to banking and others of which are applicable to commercial operations generally. For example, with respect to our lending practices, we are subject to the following laws, among several others:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

●

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

●	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

●

Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows in connection with loans secured by one-to-four family residential properties;

●	Rules and regulations established by the National Flood Insurance Program; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to federal laws applicable to depository accounts, including:

●

Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of such records;

●	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

●	Regulation CC issued by the Federal Reserve, which relates to the availability of deposit funds to consumers;

●

Electronic Funds Transfer Act and Regulation E of the Federal Reserve, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

Enforcement Powers

The Financial Institution Reform, Recovery, and Enforcement Act (FIRREA) expanded and increased the penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants, such as attorneys, accountants, and others who participate in the conduct of the financial institution’s affairs. An institution may be subject to an enforcement action or civil penalties for failing to timely file required reports, filing false or misleading information or engaging in other unsafe or unsound banking practices.

FIRREA provides regulators with significant flexibility to commence enforcement actions against institutions and institution-affiliated parties and to terminate an institution’s deposit insurance. It also expanded the power of banking regulatory agencies to issue regulatory orders. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies, and their respective subsidiaries by the appropriate regulatory agency.

Future Legislation and Regulation

Regulators have increased their focus on the regulation of the financial services industry in recent years, leading in many cases to greater uncertainty and compliance costs for regulated entities. For example, the provisions of the Dodd-Frank Act could require us to make material expenditures, particularly in the form of personnel training costs and additional compliance expenses. We also may be required to change certain of our business practices in order to comply with the Dodd-Frank Act and its implementing regulations, which in turn could adversely affect our ability to pursue business opportunities that we might otherwise consider pursuing, cause business disruptions, or have other impacts that are as of yet unknown. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines or additional expenses.

Furthermore, proposals that could substantially intensify the regulation of the financial services industry have been and are expected to continue to be introduced in the United States Congress, in state legislatures, and by applicable regulatory authorities. These proposals may change banking statutes and regulations and the operating environment for financial services firms in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals would have on our business, results of operations, or financial condition.

Website Information

The Bank maintains a website at www.nationalbankofcommerce.com. The Company does not maintain a separate website at this time; however, certain corporate governance information, SEC filings and other information of potential interest to our stockholders are available free of charge through the “Investor Relations” page of the Bank’s website. Information on, or accessible through, the Bank’s website is not part of or incorporated into this Annual Report on Form 10-K. We have included the website address only as an inactive textual reference and do not intend for it to be an active link to the website. We will provide paper copies of our periodic and current reports to stockholders free of charge upon written request to: National Commerce Corporation, Attention: Corporate Secretary, 813 Shades Creek Parkway, Suite 100, Birmingham, Alabama 35209.

Item 1A.	Risk Factors.

Making or continuing an investment in our common stock involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect our business and results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price of your common stock could decline and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Risks Relating to Our Business

Our business is concentrated in, and largely dependent on, the continued growth and welfare of the general geographic markets in which we operate.

Our commercial banking operations are concentrated in Alabama and central and northeast Florida. As of December 31, 2015, approximately 83.0% of our total loans were to borrowers located in Alabama and Florida. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of those states or the regions of which they are a part. Our success depends to a significant extent on the business activity, population, income levels, deposits, and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial condition and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduced demand for our products and services, which could have an adverse effect on our results of operations.

Economic recession or other economic problems, including those affecting our markets and regions, but also those affecting the United States or world economies, could have a material adverse impact on the demand for banking products and services. Since the conclusion of the last recession, economic growth has been slow and uneven. If economic conditions deteriorate, or if there are negative developments affecting the domestic and international credit markets, the value of our loans and investments may be harmed, which in turn would have an adverse effect on our financial performance and condition, as it would for other banks. In addition, although deteriorating market conditions could adversely affect our financial condition, results of operations, and cash flows, there can be no assurance that we would benefit from any market growth or favorable economic conditions, either in our primary market areas or nationally, even if they do occur.

Difficult conditions in the market for financial products and services may materially and adversely affect our business and results of operations.

Dramatic declines in the housing market during recent years, along with increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. Although conditions have improved, a return of these trends could have a material adverse effect on our business and operations. Negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, including increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan and credit losses. Economic deterioration that affects household or corporate incomes could also result in reduced demand for credit or fee-based products and services. These conditions would have adverse effects on us and others in the financial services industry.

Our small to medium-sized business and entrepreneurial customers may have fewer financial resources than larger entities to weather a downturn in the economy, which may impair their ability to repay their loans, and such impairment could adversely affect our financial condition and results of operations.

We focus our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses and entrepreneurs. These small to medium-sized businesses and entrepreneurs may have fewer financial resources in terms of capital or borrowing capacity than larger entities. If economic conditions negatively impact the Alabama and central and northeast Florida markets generally, and small to medium-sized businesses are adversely affected, then our financial condition and results of operations may be negatively affected.

Our financial performance will be negatively impacted if we are unable to execute our growth strategy.

Our current growth strategy is to grow organically and to supplement that growth with select acquisitions. Our ability to grow organically depends primarily on our ability to generate loans and deposits of acceptable risk and expense, and we may not be successful in continuing this organic growth. Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel, and fund growth at a reasonable cost depends on prevailing economic conditions, maintenance of sufficient capital, competitive factors, and changes in banking laws, among other factors. Conversely, if we grow too quickly and are unable to control costs and maintain asset quality, such growth, whether organic or through select acquisitions, could materially and adversely affect our financial condition and results of operations.

External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. The primary impact of inflation on our operations most likely will be reflected in increased operating costs. Conversely, deflation generally will tend to erode collateral values and diminish loan quality. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a significant impact on our performance. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially on our net interest income. Net interest income is the difference between the interest earned on assets (such as loans and securities held in our investment portfolio) and the interest paid for liabilities (such as interest paid on savings and money market accounts and time deposits).

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates on net interest income and the economic value of equity. As of December 31, 2015, this simulation analysis indicated that, if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to decrease by approximately $8.5 million, or 13.2%, over the next 12 months, and a decline in the economic value of equity of $21.8 million, or 8.8%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to increase by approximately $10.2 million, or 15.9%, over the next 12 months, and the economic value of equity to increase by $2.2 million, or 0.9%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

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

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2015, we had approximately $333.8 million in residential real estate loans and $509.2 million in commercial real estate loans outstanding, representing approximately 25.3% and 38.6%, respectively, of our total loans outstanding on that date.

There are significant risks associated with real estate-based lending. Real estate collateral may deteriorate in value during the time that credit is extended, in which case we might not be able to sell such collateral for an amount necessary to satisfy a defaulting borrower’s obligation to us. In such an event, there could be a material adverse effect on our financial condition and results of operations. Additionally, commercial real estate loans are subject to unique risks. These types of loans are often viewed as having more risks than residential real estate or other consumer loans, primarily because relatively large amounts are loaned to a relatively small number of borrowers. Thus, the deterioration of even a small number of these loans could cause a significant increase in our loan loss allowance or loan charge-offs, which in turn could have a material adverse effect on our financial condition and results of operations. Furthermore, commercial real estate loans depend on cash flows from the property securing the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in a local economy in one of our markets or in occupancy rates where a property is located could increase the likelihood of default.

The foregoing risks are enhanced as a result of the limited geographic scope of our principal markets. Most of the real estate securing our loans is located in Alabama and central and northeast Florida. Because the value of this collateral depends on local real estate market conditions and is affected by, among other things, neighborhood characteristics, real estate tax rates, the cost of operating the properties, and local governmental regulation, adverse changes in any of these factors in Alabama or central and northeast Florida could cause a decline in the value of the collateral securing a significant portion of our loan portfolio. Further, the concentration of real estate collateral in these two markets limits our ability to diversify the risk of such occurrences.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate to absorb any probable losses in our loan portfolio. Management determines the amount of the allowance based on an analysis of general market conditions, the credit quality of our loan portfolio and the performance of our customers relative to their financial obligations to us. We periodically evaluate the loan portfolio for risk grading, which can result in changes in the allowance. The amount of future losses is affected by changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed the allowance for estimated loan losses. Although we believe that our allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. If actual losses exceed the estimate, the excess losses could adversely affect our net income and capital. Such excess could also lead to larger allowances for loan losses in future periods, which could in turn adversely affect new income and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate, or if the performance of our loan portfolio deteriorates, future losses may occur, and increases in the allowance may be necessary, either of which would have a negative effect on our financial condition and results of operations.

Additionally, federal banking regulators periodically review the adequacy of our allowance for estimated loan losses. These agencies may require additional allowances based on their judgment of the information available at the time of their examinations. If these regulatory agencies require us to increase our allowance for estimated loan losses, our financial condition and results of operations would be negatively affected.

Our use of appraisals in deciding whether to make a loan secured by real property does not ensure the value of the real property collateral.

In considering whether to make a loan secured by real property, we generally require an appraisal. However, an appraisal is only an estimate of the value of the property at the time that the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, then we may not realize an amount equal to the indebtedness secured by the property.

Any expansion into new markets or new lines of business might not be successful.

As part of our ongoing strategic plan, we may consider expansion into new geographic markets. Such expansion might take the form of the establishment of de novo branches or the acquisition of existing banks or bank branches. There are considerable costs associated with opening new branches, and new branches generally do not generate sufficient revenues to offset costs until they have been in operation for some time. Additionally, we may consider expansion into new lines of business through the acquisition of third parties or organic growth and development. There are substantial risks associated with such efforts, including risks that (i) revenues from such activities might not be sufficient to offset the development, compliance, and other implementation costs, (ii) competing products and services and shifting market preferences might affect the profitability of such activities, and (iii) our internal controls might be inadequate to manage the risks associated with new activities. Furthermore, it is possible that our unfamiliarity with new markets or lines of business might adversely affect the success of such actions. If any such expansion into a new geographic or product market is not successful, there could be an adverse effect on our financial condition and results of operations.

We have incurred, and expect to continue incurring, substantial expenses related to our recent acquisitions.

We have incurred, and expect to continue incurring, substantial expenses in connection with completing our recent acquisitions and integrating the operations of the acquired businesses with our operations. A number of factors beyond our control could affect the total amount or the timing of our transaction and integration expenses, and such expenses may exceed our initial projections. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with our recent acquisitions could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the acquired businesses.

Acquisitions may disrupt our business and dilute stockholder value, and integrating acquired companies may be more difficult, costly, or time-consuming than expected.

Our business strategy focuses on both organic growth and growth through acquisitions of financial institutions located in the southeastern United States. Our pursuit of acquisitions may disrupt our business, and common stock that we issue as merger consideration may have the effect of diluting the value of your investment. In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions, including our acquisition of Reunion in the fourth quarter of 2015. We anticipate that the continued integration process for Reunion and any other businesses that we may acquire in the future will be a time-consuming and expensive process, even if the integration process is effectively planned and implemented.

In addition, our acquisition activities could be material to our business and involve a number of significant risks, including the following:

●

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

●	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or the assets and liabilities that we seek to acquire;

●	exposure to potential asset quality issues of the target company;

●	intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than we do;

●	potential exposure to unknown or contingent liabilities of banks and businesses that we acquire, including, without limitation, liabilities for regulatory and compliance issues;

●	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits of the acquisition;

●	incurring time and expense required to integrate the operations and personnel of the combined businesses;

●	inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with customers and employees;

●	experiencing higher operating expenses relative to operating income from the new operations;

●	creating an adverse short-term effect on our results of operations;

●	losing key employees and customers;

●	significant problems relating to the conversion of the financial and customer data of the acquired entity;

●	difficulties with integrating acquired customers into our financial and customer product systems;

●	potential changes in banking or tax laws or regulations that may affect the target company; or

●	risks of impairment to goodwill or other-than-temporary impairment of investment securities.

If difficulties arise with respect to the integration process, then the economic benefits expected to result from an acquisition might not occur. As with any merger of financial institutions, there also may be business disruptions that cause customers to move their business to other financial institutions. Failure to successfully integrate businesses that we acquire could have an adverse effect on our profitability, return on equity, return on assets, or ability to implement our strategy, any of which, in turn, could have a material adverse effect on our business, financial condition, and results of operation.

Our liquidity needs might adversely affect our financial condition and results of operations.

The primary sources of funds for the Bank are customer deposits and loan repayments. Loan repayments are subject to the credit risks described above. In addition, deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. Therefore, we may be required to rely from time to time on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or support growth. The Bank has lines of credit in place with the FHLBA and correspondent banks that management believes are adequate to meet our liquidity needs. However, there can be no assurance that these arrangements will be sufficient to meet future liquidity needs, particularly if loan demand grows faster than anticipated.

As a bank holding company, the sources of funds available to NCC are limited.

Any future constraints on liquidity at the holding company level could impair NCC’s ability to declare and pay dividends on its common stock. In some instances, notice to, or approval from, the Federal Reserve may be required prior to NCC’s declaration or payment of dividends. Further, our banking operations are conducted by NBC, which is subject to significant regulation. Federal banking laws restrict the payment of dividends by banks to their holding companies, and NBC is subject to these restrictions in paying dividends to NCC. For example, NBC’s ability to pay dividends on its common stock to NCC without OCC approval is limited under federal banking laws such that the amount available for payment may not exceed NBC’s retained net income available to holders of its common stock to date for the then-current fiscal year, plus retained net income from the prior two fiscal years. Because NCC’s ability to receive dividends or loans from NBC is restricted, its ability to pay dividends to its own stockholders is also restricted.

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

As of December 31, 2015, our ten largest loan relationships totaled over $83.3 million in loan exposure, or 6.3% of our total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. Our allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Several of our large depositors have relationships with each other, which creates a higher risk that one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

As of December 31, 2015, our ten largest non-brokered depositors accounted for $254.9 million in deposits, or approximately 16.8% of our total deposits. Further, our non-brokered deposit account balance was $1.5 billion, or approximately 97.4% of our total deposits, as of December 31, 2015. Several of our large depositors have business, family, or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

Withdrawals of deposits by any one of our largest depositors or by one of these related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Our factoring services are concentrated in the transportation and automotive parts and services industry, and economic conditions or other factors negatively impacting the transportation and automotive parts and services industry could adversely affect our factoring business.

Factoring for transportation and automotive parts and services businesses constituted approximately 81% of our total factoring business as of December 31, 2015, calculated based on the gross purchases of invoices from such businesses compared to total gross purchases of factored receivables for December 2015. Given the concentration of our factoring business in the transportation and automotive parts and services industries, economic conditions or other factors that negatively impact these industries could impact our factoring revenues, as the revenues earned from purchasing invoices are directly correlated with the amount of revenue generated by our factoring clients (i.e., the volume of transportation and automotive parts and services invoices that they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. Moreover, the operations of a large number of our factoring clients are susceptible to changing economic conditions in the energy industry. For example, fluctuations in prices of oil and diesel fuel may affect demand for transportation services, which may in turn affect the ability of such factoring clients to satisfy their obligations to us. Additionally, the factoring industry may not continue its historical growth, and we may face increased competition. A failure to compete effectively in our market could restrain our growth or cause a loss in market share. Any of these events could adversely impact the returns that we realize on our factoring activities or result in a decrease in the overall amount of our factoring activities and could have an adverse effect on our financial condition and results of operations.

Additional regulations and rulemaking impacting the transportation industry may have a disproportionate impact on the small to mid-sized trucking businesses that comprise our primary transportation factoring clients and adversely affect our factoring business.

Our primary transportation factoring clients are small to mid-sized owner-operators and trucking fleets. Recently implemented federal regulations, and regulations proposed to be implemented in the future, may significantly increase the costs and expenses associated with owning or operating a trucking fleet. These regulations include maximum hours of service limitations and other rules promulgated by the Federal Motor Carrier Safety Administration of the United States Department of Transportation, electronic log requirements, regulations proposed by the federal Food and Drug Administration (the “FDA”) requiring increased labeling and monitoring by carriers of any FDA-regulated commodity, and proposed increases in the amount of combined single-limit liability insurance coverage required of carriers. The costs and burdens of compliance with these requirements will have a disproportionate impact on the small to mid-sized trucking businesses that comprise our factoring client base and may force some or all of these businesses out of the market. Such an occurrence could adversely impact the returns that we realize on our factoring activities or result in a decrease in the overall amount of our factoring activities and could have an adverse effect on our business, financial condition, and results of operations.

Our asset-based lending and factoring products may expose us to an increased risk of fraud.

We rely on the structural features embedded in our asset-based lending and factoring products to mitigate the credit risk associated with such products. With respect to asset-based loans, we limit our lending to a percentage of the customer’s borrowing base assets that we believe can be readily liquidated in the event of financial distress of the borrower. With respect to factoring products, we purchase the underlying invoices of our customers and become the direct payee under such invoices, thus transferring the credit risk in such transactions from our customers to the underlying account debtors on such invoices. In the event that one or more customers fraudulently represents the existence or valuation of borrowing base assets in the case of an asset-based loan, or the existence or validity of a purchased invoice in the case of a factoring transaction, we may advance more funds to such customers than we otherwise would and lose the benefit of the structural protections of our products with respect to such advances. In such event, we could be exposed to material additional losses with respect to such loans or factoring products. Although we believe that we have adequate controls in place to monitor and detect fraud with respect to our asset-based lending and factoring products, there is no guarantee that such controls will be effective. Losses from such fraudulent activity could have a material adverse impact on our financial condition and results of operations.

We may not be able to adequately measure and limit the credit risk associated with our loan portfolio, which could adversely affect our profitability.

As a part of the products and services that we offer, we make commercial business and real estate loans. The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions, and general economic conditions. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting the market for its products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have an adverse effect on our business, financial condition, and results of operations.

We operate in a highly competitive industry and face significant competition from other financial institutions and financial services providers, which may decrease our growth or profits.

Consumer and commercial banking are highly competitive industries. Our market areas contain not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, as well as savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds, and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in our market areas and greater ties to local businesses and more expansive banking relationships, as well as more established depositor bases, fewer regulatory constraints and lower cost structures, than we do. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, to conduct more extensive promotional and advertising campaigns, or to operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services, than we can offer. For example, in the current low interest rate environment, competitors with lower costs of capital may solicit our customers to refinance their loans with a lower interest rate. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Technology has lowered barriers to entry and made it possible for banks to compete in our market areas without a retail footprint by offering competitive rates, and for non-banks to offer products and services traditionally provided by banks.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking.

Our ability to compete successfully depends on a number of factors, including:

●	our ability to develop, maintain, and build upon long-term customer relationships based on quality service and high ethical standards;

●	our ability to attract and retain qualified employees to operate our business effectively;

●	our ability to expand our market position;

●	the scope, relevance, and pricing of products and services that we offer to meet customer needs and demands;

●	the rate at which we introduce new products and services relative to our competitors;

●	customer satisfaction with our level of service; and

●	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition and results of operations.

As a community bank, we have lower lending limits and different lending risks than certain of our larger, more diversified competitors.

We are a community banking institution that provides banking services to the local communities in the market areas in which we operate. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to individuals and small to medium-sized businesses, which may expose us to greater lending risks than those of banks that lend to larger, better-capitalized businesses with longer operating histories. In addition, our legally mandated lending limits are lower than those of certain of our competitors that have more capital than we do. These lower lending limits may discourage borrowers with lending needs that exceed our limits from doing business with us. We may try to serve such borrowers by selling loan participations to other financial institutions; however, this strategy may not succeed.

Our financial projections are based on numerous assumptions about future events, and our actual financial performance may differ materially from our projections if our assumptions are inaccurate.

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

Moreover, there can be no assurance that we will benefit from any market growth or favorable economic conditions in our market areas even if they do occur. If our senior management team is unable to provide the effective leadership necessary to implement our strategic plan for the Bank, then our actual financial performance may be materially adversely different from our projections. Additionally, to the extent that any component of our strategic plan requires regulatory approval, if we are unable to obtain necessary approval, we will be unable to completely implement our strategy, which may adversely affect our actual financial results. A failure to successfully implement our strategic plan could adversely affect the price of our common stock.

Our recent acquisitions may make it difficult for investors to evaluate our business, financial condition and results of operations, and may also impair our ability to accurately forecast our future performance.

We acquired a controlling interest in CBI on August 29, 2014, completed our acquisition of United on December 15, 2014, and acquired Reunion on October 31, 2015. As of December 31, 2015, the combined assets attributable to CBI, United and Reunion constituted approximately 31.5% of our total consolidated assets. Our limited history operating these businesses and the lack of combined historical financial information may not provide an adequate basis for investors to evaluate our business, financial condition, and results of operations, or to assess trends that may be affecting the acquired businesses or our business as a whole. Our future operating results depend on a number of factors, including our ability to continue to integrate these acquisitions, manage our growth, retain the respective customer bases and successfully identify and respond to emerging trends affecting our primary product lines and markets. As a result of these uncertainties, predictions about our future financial performance may not be as accurate as they would be if we had a longer operating history, which in turn may affect the trading price and volatility of our common stock.

Because our business success depends significantly on key management personnel, the departure of such personnel could impair operations.

We depend heavily on our senior management team. The loss of the services of a member of our senior management team, or an inability to attract other experienced banking personnel, could adversely affect our business. Some of these adverse effects could include the loss of personal contacts with existing or potential customers, as well as the loss of special technical knowledge, experience, and skills of such individuals who are responsible for our operations.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements and other financial information, as well as representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit or engage in other business transactions, we may rely on our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the customer. We may also rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting, and reputation could be negatively affected if we rely on materially misleading, false, inaccurate, or fraudulent information.

We are subject to environmental risk in our lending activities.

Because a significant portion of our loan portfolio is secured by real property, we may foreclose on and take title to such property in the ordinary course of business. If hazardous substances are found on such property, we could be liable for remediation costs, as well as for personal injury and property damage. Environmental laws might require us to incur substantial expenses, materially reduce the property’s value, or limit our ability to use or sell the property. Although management has policies requiring environmental reviews before loans secured by real property are made and before foreclosure is commenced, it is still possible that environmental risks might not be detected and that the associated costs might have a material adverse effect on our financial condition and results of operations.

We continually encounter technological change and may have fewer resources than our competitors to invest in technological improvements.

The banking and financial services industries are undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to enhancing the level of service provided to customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that enhance customer convenience and create additional efficiencies in operations. Many of our competitors have greater resources to invest in technological improvements, and we may not be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete.

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

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. We are under a continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize the internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, or other security failures. In addition, our customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, as well as our customers’ devices, may become the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ confidential, proprietary, and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage, or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential legal liability, reputational harm, damage to our competitive position, and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

We depend on outside third parties for the processing and handling of our records and data.

We rely on software developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of customer data. In addition, we maintain, or contract with third parties to maintain, daily backups of key processing outputs in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct business or process transactions, or incur damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to its systems. Such a disruption or breach of security may have a material adverse effect on our business.

The internal controls that we have implemented to mitigate risks inherent to the business of banking might fail or be circumvented.

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

From time to time, the Financial Accounting Standards Board or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in new or different accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or to apply an existing standard differently, also retrospectively, in each case resulting in a need to revise or restate prior period financial statements.

Adverse weather or manmade events could negatively affect our core markets or disrupt our operations, which could have an adverse effect on our business and results of operations.

Our market areas are susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events, and related flooding and wind damage, and manmade disasters, such as the 2010 oil spill in the Gulf of Mexico. These natural disasters could negatively impact regional economic conditions; cause a decline in the value or destruction of mortgaged properties and increase the risk of delinquencies, foreclosures, or loss on loans originated by us; damage our banking facilities and offices; and negatively impact our growth strategy. Such weather events could disrupt operations, result in damage to properties, and negatively affect the local economies in the markets in which we operate. We cannot predict whether or to what extent damage that may be caused by future weather or manmade events will affect our operations or the economies in our current or future market areas, but such events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans, and an increase in delinquencies, foreclosures, or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of natural or manmade disasters. Further, severe weather, natural disasters, acts of war or terrorism, and other external events could adversely affect us in a number of ways, including an increase in delinquencies, bankruptcies, or defaults that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. Such risks could also impair the value of collateral securing our outstanding loans and hurt our deposit base.

We may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the banking business involve some risk of legal liability. From time to time, we may be named or threatened to be named as defendants in lawsuits arising from our business activities (and in some cases from the activities of companies that we have acquired). In addition, from time to time, we could become the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC, and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.

Risks Relating to the Regulation of the Banking Industry

We are subject to extensive regulation in the conduct of our business, which imposes additional costs on us and adversely affects our profitability.

As a financial holding company, NCC is subject to federal regulation under the BHCA and the examination and reporting requirements of the Federal Reserve. As a national banking association, NBC is subject to federal regulation under the National Bank Act and the examination and reporting requirements of the OCC. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit our operations significantly and control the methods by which we conduct business. Banking regulations are primarily intended to protect depositors, deposit insurance funds, and the banking system as a whole, and not stockholders or creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy, and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

The Federal Reserve and OCC periodically conduct examinations of our business, including our compliance with applicable laws and regulations. Accommodating such examinations may require management to reallocate resources that would otherwise be used in our day-to-day operations. If, as a result of an examination, any such banking agency was to determine that the financial condition, capital resources, allowance for loan losses, asset quality, earnings prospects, management, liquidity, or other aspects of our operations had become unsatisfactory, or that we or our management were in violation of any law or regulation, such banking agency may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties against us and our officers and directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such a regulatory action, it could have a material adverse effect on our business, financial condition, and results of operations.

Changes in laws, government regulation, and monetary policy may have a material effect on our results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes in recent years, including the Dodd-Frank Act, and may be the subject of further significant legislation or regulation in the future, none of which is within our control. New proposals for legislation continue to be introduced in the United States Congress that could, among other things, (i) further substantially increase regulation of the banking and non-banking financial services industries, (ii) impose restrictions on the operations and general ability of firms within these industries to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings, and disclosures, and (iii) have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Changes to statutes, regulations, or regulatory policies, including changes in their interpretation or implementation by regulators, could affect us in substantial and unpredictable ways. Such changes could, among other things, result in additional costs and lower revenues, limit the types of financial services and products that we may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs, and require a significant amount of resources and management’s time and attention. Failure to comply with statutes, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties, or reputational damage, each of which could have a material adverse effect on our business, financial condition, and results of operations.

FDIC deposit insurance assessments may continue to materially increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, NBC is assessed a quarterly deposit insurance premium. Failed banks nationwide have significantly depleted the insurance fund and reduced the ratio of reserves to insured deposits. The FDIC has adopted a Deposit Insurance Fund Restoration Plan, which requires the Deposit Insurance Fund to attain a 1.35% reserve ratio by September 30, 2020. As a result of this requirement, NBC could be required to pay significantly higher premiums or additional special assessments that would adversely affect its earnings, thereby reducing the availability of funds to pay dividends to NCC.

We are subject to certain capital requirements by our regulators.

Applicable regulations require us to maintain specific capital standards in relation to the credit risks of our assets and off-balance sheet exposures. Various components of these requirements are subject to qualitative judgments by regulators. Both NCC and NBC maintain a “well capitalized” status under the current regulatory framework. A failure to maintain a “well capitalized” status could affect our customers’ confidence, which could adversely affect our ability to do business. In addition, a failure to maintain such status could also result in restrictions imposed by regulatory authorities on our growth and other activities. Any such effect on customers or restrictions by regulators could have a material adverse effect on our financial condition and results of operations.

We may need to raise additional capital in the future, including as a result of potential increased minimum capital thresholds established by regulators, but that capital may not be available when it is needed or may be dilutive to stockholders.

We are required by federal and state regulatory authorities to maintain adequate capital levels to support our operations. New regulations implementing minimum capital standards could require financial institutions to maintain higher minimum capital ratios and may place a greater emphasis on common equity as a component of “Tier 1 Capital,” which consists generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. In order to support operations and comply with regulatory standards, we may need to raise capital in the future, and in some cases, NCC may be required to contribute capital to NBC. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, on our financial performance, and on a successful execution of our growth strategy. Accordingly, there can be no assurance that any additional needed capital will be available on favorable terms. The capital and credit markets have experienced significant volatility in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If we cannot raise additional capital when needed, our financial condition and results of operations may be adversely affected, and banking regulatory authorities may subject us to regulatory enforcement action, including receivership. Furthermore, an issuance of additional shares of our common stock could dilute the economic ownership interest of our stockholders.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The United States Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on merger and acquisition activities, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

We are subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency with respect to these laws could result in significant liability.

Federal law requires financial institutions to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the Financial Crimes Enforcement Network of the United States Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with state and federal banking regulators, as well as the United States Department of Justice, Consumer Financial Protection Bureau, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny with regard to our compliance with the rules enforced by the Office of Foreign Assets Control regarding, among other things, the prohibition on transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy, or economy of the United States. If our policies, procedures, and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including acquisition activities. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volumes, prices, and times desired.

The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:

●	actual or anticipated fluctuations in our operating results, financial condition, or asset quality;

●	market conditions in the broader stock market in general, or in the financial services industry in particular;

●

publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

●	future issuances of our common stock or other securities;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

●	additions or departures of key personnel;

●	trades of large blocks of our stock;

●	economic and political conditions or events;

●	regulatory developments; and

●	other news, announcements, or disclosures (whether by us or others) related to us, our competitors, our core markets, or the financial services industry.

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

Holders of our common stock will receive dividends if and when declared by our board of directors out of legally available funds. Our board of directors has not declared a dividend on our common stock since our inception. Any future determination relating to our dividend policy will be made at the discretion of the board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant.

Our principal business operations are conducted through NBC. Cash available to pay dividends to stockholders of NCC is derived primarily, if not entirely, from dividends paid by NBC to NCC. The ability of NBC to pay dividends to NCC, as well as NCC’s ability to pay dividends to its stockholders, will continue to be subject to, and limited by, certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than the regulatory requirements.

A future issuance of stock could dilute the value of our common stock.

Our certificate of incorporation provides that we may issue up to 30,000,000 shares of common stock. As of March 11, 2016, 10,861,487 shares of our common stock were issued and outstanding. Those shares outstanding do not include the potential issuance, as of March 11, 2016, of 461,867 shares of our common stock subject to issuance upon the exercise of outstanding options to purchase our common stock, 173,128 shares of our common stock potentially issuable pursuant to outstanding performance awards (based on projections of the earned percentages of outstanding performance awards as of such date), 75,837 additional shares of our common stock that were reserved for issuance under the National Commerce Corporation 2011 Equity Incentive Plan (the “Incentive Plan”) or approximately 10,833 shares potentially issuable under the National Commerce Corporation Deferral of Compensation Plan for Key Employees and Non-Employee Directors (the “Deferral Plan”). Any future issuance of new shares could cause further dilution in the value of outstanding shares of our common stock.

Our directors and executive officers beneficially own a significant portion of our outstanding common stock and have substantial influence over us.

Our directors and executive officers, as a group, beneficially owned approximately 22.7% of our outstanding common stock as of March 11, 2016. As a result of this level of ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company.

Shares of our common stock are not insured deposits and may lose value.

Shares of our common stock are not savings or deposit accounts and are not insured by the FDIC or any other agency or private entity. Such shares are subject to investment risk, including the possible loss of some or all of the value of your investment.

The laws that regulate our operations are designed for the protection of depositors and the public, not our stockholders.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities, and generally have been promulgated to protect depositors and the Deposit Insurance Fund maintained by the FDIC, and not for the purpose of protecting stockholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

We have the ability to incur debt and pledge our assets, including our stock in NBC, to secure that debt.

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

We are an emerging growth company under the JOBS Act, and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are therefore permitted to, and intend to, take advantage of exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we have total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the completion of our merger with United (December 31, 2019); (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed a “large accelerated filer,” as defined under the federal securities laws. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, an exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters, such as “say on pay” and “say on frequency.” As a result, our stockholders may not have access to certain information that they may deem important. Although we intend to rely on certain of the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies.

We cannot predict whether investors will find our common stock less attractive as a result of our decision to take advantage of these exemptions. If some investors find our common stock less attractive, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

As a public company, we are subject to the requirements of the Exchange Act and the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires us to maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we must commit significant resources and management oversight. We continue to implement procedures and processes to address the standards and requirements applicable to public companies. Sustaining our growth also requires us to commit additional resources to maintain appropriate operational and financial systems to adequately support our expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As an emerging growth company under the JOBS Act, we are permitted to, and intend to, take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, an exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

When these exemptions cease to apply, we expect to incur additional expenses and to devote increased management effort toward ensuring compliance with these reporting requirements. Although we could remain an emerging growth company for nearly four more years, we may cease to be an emerging growth company earlier under certain circumstances. See “– We are an emerging growth company under the JOBS Act, and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.” for additional information on when we may cease to be an emerging growth company. We cannot predict or estimate the amount of additional costs that we may continue to incur as a result of being a public company or the timing of such costs.

Our internal controls over financial reporting may not be effective, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are currently required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. However, pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting until we are no longer an emerging growth company.

When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that management can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of the completion of our evaluation, testing, and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigations by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel. Any such action could negatively affect our results of operations and cash flows.

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult.

Certain provisions of our certificate of incorporation and bylaws, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of us or conduct a proxy contest, even if those events were perceived by many of our stockholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

●	empower our board of directors, without stockholder approval, to issue preferred stock, the terms of which, including voting power, are set by the board;

●	only permit our board of directors or the chairman thereof to call a special stockholders’ meeting;

●	require at least 120 days’ advance notice of nominations for the election of directors and the presentation of stockholder proposals at meetings of stockholders; and

●	require prior regulatory application and approval of any transaction involving control of us.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our stockholders might otherwise receive a premium over the market price of our common stock.

Item 1B.	Unresolved Staff Comments.

              None.

Item 2.	Properties.

             Our headquarters and the main office of NBC are located at 813 Shades Creek Parkway, Suite 100, Birmingham, Alabama 35209. Including the main office, NBC operates 17 banking offices with drive-through and/or ATM service and a mortgage operations center. The sole office of both CBI and Corporate Billing is located at 239 Johnson Street, S.E., Decatur, Alabama 35601.

The following table summarizes pertinent details of our offices and facilities as of December 31, 2015:

Office Address	Owned/Leased	Square Footage

NATIONAL BANK OF COMMERCE

813 Shades Creek Parkway, Suite 100 Birmingham, AL 35209 (Main Office)	Leased	12,784

1919 Cahaba Road Birmingham, AL 35223 (Mortgage Operations Center)	Leased	8,340

5 Inverness Center Parkway Birmingham, AL 35242	Owned	15,851

457 Magnolia Avenue Fairhope, AL 36532	Owned	6,008

1544 West 2nd Street, Suite 114 Gulf Shores, AL 36542	Leased	1,600

415 Meridian Street Huntsville, AL 35801	Owned	13,579

8153 Highway 72 West Madison, AL 35758	Owned	4,024

2443 Enterprise Drive Opelika, AL 36801	Owned	6,200

2145 Indian River Boulevard, Suite A Vero Beach, FL 32960	Leased	4,000

425 South U.S. Highway 17-92* Longwood, FL 32750	Owned	13,083

401 South Semoran Boulevard* Winter Park, FL 32792	Leased	6,492

3822 Edgewater Drive* Orlando (College Park), FL 32804	Leased	2,146

997 West Broadway Street* Oviedo, FL 32765	Owned	3,414

1250 Lee Road* Winter Park, FL 32789	Owned	2,703

Office Address	Owned/Leased	Square Footage
1892 East Burleigh Boulevard** Tavares, FL 32778	Leased	6,125

3615 Clyde Morris Boulevard** Port Orange, FL 32129	Leased	7,000

775 W. Granada Blvd.** Ormond Beach, FL 32174	Leased	4,640

2198 A1A South** St. Augustine Beach, FL 32080	Owned	3,820

968 Lake Baldwin Lane** Orlando, FL 32814 (Loan Production Office)	Leased	266

CBI / CORPORATE BILLING

239 Johnson Street, S.E. Decatur, Alabama 35601	Owned	8,500

*Operates under the trade name “United Legacy Bank, a division of National Bank of Commerce.”

**Operates under the trade name “Reunion Bank of Florida, a division of National Bank of Commerce.”

            We believe that our banking and non-banking offices are in good condition and are suitable to our needs.

Item 3.	Legal Proceedings.

            We are subject to various pending and threatened litigation actions in the ordinary course of business. Although it is not possible to determine with certainty at this point in time what liability, if any, we will have as a result of such litigation, based on consultation with legal counsel, management does not anticipate that the ultimate liability, if any, resulting from such litigation will have a material effect on our financial condition and results of operations.

Item 4.	Mine Safety Disclosures.

 Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is listed and trades on the Nasdaq Global Select Market under the symbol “NCOM.” Prior to the listing of our common stock on the Nasdaq Global Select Market on March 19, 2015, shares of our common stock were traded only through privately negotiated transactions.

The following table shows, for the indicated periods, the high and low sale prices per share for our common stock as reported on the Nasdaq Global Select Market or, for periods prior to the listing of our common stock on the Nasdaq Global Select Market, as known to management. For quarters in which there were no sales of our common stock to management’s knowledge, neither high nor low prices are given. We did not pay cash dividends on our common stock during the periods indicated.

	High	Low
2015
Fourth Quarter	$28.32	$22.17
Third Quarter	$27.00	$21.25
Second Quarter	$29.54	$21.25
First Quarter*	$22.45	$20.51

* Shares of our common stock were first publicly traded on March 19, 2015.

2014
Fourth Quarter	—	—
Third Quarter	$16.13	$15.97
Second Quarter	$15.97	$15.75
First Quarter	—	—

The table above does not include (i) the June 2014 exercise of warrants to purchase an aggregate of 30,000 shares of our common stock by two of our directors at an exercise price of $20.00 per share or (ii) 163,485 shares sold by us at $18.35 per share during July and August of 2014 in a private placement of our common stock in connection with our entry into the Vero Beach, Florida market area, which private placement was completed on August 8, 2014.

Holders

As of March 11, 2016, there were 10,861,487 shares of our common stock outstanding and approximately 728 record holders of our common stock (excluding any participants in any clearing agency and “street name” holders).

Dividends

Holders of our common stock receive dividends if and when declared by our board of directors out of legally available funds. Our board of directors has not declared, and we have not paid, a dividend since our inception, and our board of directors does not expect to declare a dividend in the foreseeable future. Any future determination or change relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant at that time. In addition, the payment of dividends by NBC to NCC and by NCC to its stockholders is subject to certain regulations that may limit or prohibit such payments in certain circumstances. See “Supervision and Regulation – Dividend Restrictions” beginning on page 8. No assurances can be given that any dividends on NCC’s common stock will be declared in the future or, if declared, what the amount of such dividends will be or whether such dividends will continue for future periods.

Securities Authorized for Issuance Under Equity Compensation Plans

              The following table provides certain information regarding options and rights outstanding under our equity compensation plans as of December 31, 2015. All options reflected are options to purchase common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options, and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (3)
Equity Compensation Plans Approved by Security Holders	673,257	$16.31	75,837
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	673,257	$16.31	75,837

(1)

Includes shares potentially issuable in connection with performance shares, which will be issued based on the achievement of certain performance criteria or the occurrence of certain time-based conditions associated with the awards and set forth in the applicable award agreement (based on projections of the earned percentages of outstanding performance awards as of December 31, 2015). Also includes shares of our common stock subject to issuance upon exercise of outstanding stock options under the Incentive Plan, the United Group Banking Company of Florida, Inc. Officers’ and Employees’ Stock Option Plan (the “United Option Plan”), the Reunion Bank of Florida Officers’ and Employees’ Stock Option Plan and the Reunion Bank of Florida Directors’ Stock Option Plan (collectively, the “Reunion Option Plans”).

(2)	The weighted-average exercise price includes the weighted-average exercise price of options only.
(3)

Includes shares remaining available under the Incentive Plan. All of the shares available for grant under the Incentive Plan may be issued in the form of restricted stock, phantom stock, performance share awards or other equity-based awards. No additional option awards will be granted under the United Option Plan or the Reunion Option Plans.

Item 6.	Selected Financial Data.

	SUMMARY CONSOLIDATED FINANCIAL DATA
	As of and for the Year Ended
(Dollars in thousands, except per share information)	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Statement of Income Data
Interest income	$54,845	$31,342	$23,312	$19,952	$17,006
Interest expense	4,796	2,869	2,613	3,280	3,560
Net interest income	50,049	28,473	20,699	16,672	13,446
Provision for loan losses	1,113	978	-	125	600
Gain (loss) on sale of securities	-	(33)	47	-	64
Other noninterest income (1)	8,459	5,065	5,255	4,665	2,401
Merger/conversion-related expenses	764	662	257	-	-
Other noninterest expense (2)	39,481	22,791	19,428	18,084	14,600
Income before income taxes	17,150	9,074	6,316	3,128	711
Income tax expense	5,476	3,159	2,310	1,071	169
Net income before minority interest	11,674	5,915	4,006	2,057	542
Net income attributable to minority interest	2,069	512	-	-	-
Net income to common shareholders	9,605	5,403	4,006	2,057	542
Balance sheet (at period end)
Cash and cash equivalents	$212,457	$123,435	$124,136	$171,287	$49,311
Securities	80,863	34,932	47,979	40,724	50,050
Loans available-for-sale	15,020	9,329	7,159	13,836	7,896
Acquired purchased credit-impaired loans	10,443	9,077	-	-	-
Acquired non-purchased credit-impaired loans	370,872	143,981	-	-	-
Nonacquired loans held for investment (3)	870,471	653,063	582,002	441,452	300,086
CBI loans (factoring receivables)	67,628	82,600	-	-	-
Total gross loans held for investment	1,319,414	888,721	582,002	441,452	300,086
Allowance for loan losses	9,842	9,802	9,119	10,020	10,343
Total intangibles	53,474	30,591	-	-	-
Total assets	1,763,369	1,138,426	791,781	693,359	426,380
Total deposits	1,514,458	971,060	678,031	580,294	324,578
Borrowings	22,000	22,000	22,000	24,695	17,031
Total liabilities	1,546,733	1,002,265	702,842	607,509	342,920
Minority interest	7,372	7,239	-	-	-
Common stock	108	75	5,730	5,730	5,730
Total shareholders' equity	216,636	136,161	88,939	85,850	83,460
Tangible common equity	162,724	105,265	88,939	85,850	83,460
Selected Performance Ratios
Return on average assets (ROAA) (4)	0.72%	0.66%	0.60%	0.38%	0.14%
Return on average equity (ROAE)	5.55	5.55	4.61	2.43	0.66
Return on average tangible common equity (ROATCE)	6.96	6.07	4.61	2.43	0.66
Net interest margin - taxable equivalent	4.13	3.76	3.27	3.18	3.49
Efficiency ratio	68.79	69.93	75.85	84.75	92.13
Operating efficiency ratio (5)	67.48	67.96	74.86	84.75	92.13
Noninterest income / average assets	0.64	0.62	0.79	0.85	0.60
Noninterest expense / average assets	3.03	2.88	2.97	3.31	3.60
Yield on loans	5.17	4.68	4.37	4.94	5.95
Cost of total deposits	0.39	0.35	0.38	0.58	0.93
Per Share Outstanding Data
Net earnings per share	$1.04	$0.92	$0.70	$0.36	$0.11
Diluted net earnings per share	1.02	0.91	0.69	0.36	0.11
Common shares outstanding at period end	10,824,969	7,541,541	5,730,114	5,730,114	5,730,114
Weighted average diluted shares	9,395,741	5,960,199	5,764,285	5,740,400	5,153,945
Book value per share	20.01	18.05	15.52	14.98	14.57
Tangible book value per share	15.03	13.96	15.52	14.98	14.57
Nonperforming assets
Nonacquired
Nonaccrual loans	$187	$2,276	$3,371	$244	$1,730
Other real estate and repossesed assets	3,873	823	845	95	905
Loans past due 90 days or more and still accruing	252	217	-	-	-
Total nonacquired nonperforming assets	4,312	3,316	4,216	339	2,635

	SUMMARY CONSOLIDATED FINANCIAL DATA
	As of and for the Year Ended
(Dollars in thousands, except per share information)	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Acquired
Nonaccrual loans	3,508	2,589	-	-	-
Other real estate and repossesed assets	92	557	-	-	-
Loans past due 90 days or more and still accruing	-	80	-	-	-
Total acquired nonperforming assets	3,600	3,226	-	-	-
Asset Quality Ratios
Nonperforming assets / Assets	0.45%	0.57%	0.53%	0.05%	0.62%
Nonperforming assets / Loans + OREO + repossessed assets	0.60	0.73	0.72	0.08	0.88
Nonacquired nonperforming assets / Nonacquired loans + nonacquired OREO + nonacquired repossessed assets (5)	0.49	0.51	0.72	0.08	0.88
Net charge-offs (recoveries) to average loans	0.11	0.05	0.19	0.13	0.45
Allowance for loan losses to total loans	0.75	1.10	1.57	2.27	3.45
Allowance for loan losses to nonacquired nonperforming loans	2,241.91	393.18	270.51	4,106.56	597.86
Allowance for loan losses to nonacquired loans (3)	1.07	1.35	1.57	2.27	3.45
Capital ratios (at period end)
Tier 1 Leverage Ratio	9.68%	10.68%	12.18%	12.42%	18.00%
Tier 1 Common Capital Ratio	11.18	10.66	14.58	17.60	25.35
Tier 1 Risk-based Capital Ratio	11.18	10.66	14.58	17.60	25.35
Total Risk-based Capital Ratio	11.91	11.75	15.83	18.86	26.63
Equity / Assets	12.29	11.96	11.23	12.38	19.57
Tangible common equity to tangible assets	9.52	9.50	11.23	12.38	19.57
Composition of Loans Held for Investment
Owner-occupied CRE	$215,021	$132,126	$71,790	$48,829	$35,636
Non-owner occupied CRE	294,191	198,658	146,509	108,405	67,191
C&I	171,160	113,788	102,286	91,337	41,904
Factored Receivables	67,628	82,600	-	-	-
C&D	152,862	83,663	58,372	36,267	45,569
1-4 family	333,761	221,222	162,091	128,103	81,420
Multifamily	31,128	23,420	22,316	17,637	22,020
Consumer and other	53,663	33,244	18,638	10,874	6,346
Deposit Composition
Demand	$382,946	$217,643	$128,837	$67,040	$51,218
NOW	202,649	154,816	107,060	96,514	49,244
Money market and savings	611,887	392,394	304,071	277,342	153,985
Retail time	86,778	74,367	15,979	20,766	27,195
Jumbo time (6)	230,198	131,840	122,084	118,632	42,936
Mortgage Metrics
Total production ($)	$281,706	$207,269	$246,649	$212,128	$72,871

(1)	Excludes securities gains (losses)
(2)	Excludes merger-related expenses
(3)	Excludes CBI loans
(4)	Net income to common shareholders / average assets
(5)	Excludes merger-related expenses
(6)	Jumbo time deposits defined as time deposits greater than $100,000

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our selected historical consolidated financial data table and other data are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include tangible common equity, tangible book value per share, return on average tangible common equity, efficiency ratio, operating efficiency ratio, and allowance for loan losses to nonacquired loans. The Company’s management uses the non-GAAP financial measures set forth below in its analysis of the Company’s performance.

●	“Tangible common equity” is defined as total shareholders’ equity less goodwill, other intangible assets and minority interest not included in intangible assets.
●

“Tangible book value per share” is defined as tangible common equity divided by total common shares outstanding. This measure is important to investors interested in changes from period to period in book value per share exclusive of changes in intangible assets.

●	“Average tangible common equity” is defined as the average of tangible common equity for the applicable period.
●	“Return on average tangible common equity,” or ROATCE, is defined as net income available to common shareholders divided by average tangible common equity.
●

“Efficiency ratio” is defined as noninterest expense divided by operating revenue (which is equal to net interest income plus noninterest income), excluding one-time gains and losses on sales of securities. This measure is important to investors looking for a measure of efficiency in productivity based on the amount of revenue generated for each dollar spent.

●

“Operating efficiency ratio” is defined as noninterest expense divided by operating revenue, excluding one-time gains and losses on sales of securities and one-time gains and expenses related to merger and acquisition activities. This measure is important to investors looking for a measure of efficiency in productivity based on the amount of revenue generated for each dollar spent.

●

“Allowance for loan losses to nonacquired loans” is defined as the total allowance for loan losses, less the allowance for loan losses attributable to factored receivables, divided by nonacquired loans held for investment, excluding factored receivables at end of period.

We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that the non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and these disclosures are not necessarily comparable to non-GAAP financial measures that other companies use. The following reconciliation table provides more detailed analysis of these non-GAAP financial measures:

	NON-GAAP RECONCILIATION
	As of and for the Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Total shareholders' equity	$216,636	$136,161	$88,939	$85,850	$83,460
Less: Intangible assets	53,474	30,591	-	-	-
Less: minority interest not included in intangible assets	438	305	-	-	-
Tangible common equity	$162,724	$105,265	$88,939	$85,850	$83,460
Common shares outstanding at year end or period end	10,824,969	7,541,541	5,730,114	5,730,114	5,730,114
Tangible book value per share	$15.03	$13.96	$15.52	$14.98	$14.57
Total assets at end of period	$1,763,369	$1,138,426	$791,781	$693,359	$426,380
Less: Intangible assets	53,474	30,591	-	-	-
Adjusted total assets at end of period	1,709,895	1,107,835	791,781	693,359	426,380
Tangible common equity to tangible assets	9.52%	9.50%	11.23%	12.38%	19.57%
Total average shareholders' equity	172,954	97,326	86,969	84,782	81,917
Less: average intangible assets	34,628	8,244	-	-	-
Less: average minority interest not included in intangible assets	267	136	-	-	-
Average tangible common equity	$138,059	$88,946	$86,969	$84,782	$81,917
Net income to common shareholders	9,605	5,403	4,006	2,057	542
Return on average tangible common equity (ROATCE)	6.96%	6.07%	4.61%	2.43%	0.66%
Efficiency ratio:
Net interest income	$50,049	$28,473	$20,699	$16,672	$13,446
Total noninterest income	8,459	5,032	5,302	4,665	2,465
Less: gain (loss) on sale of securities	-	(33)	47	-	64
Operating revenue	$58,508	$33,538	$25,954	$21,337	$15,847
Expenses:
Total noninterest expenses	$40,245	$23,453	$19,685	$18,084	$14,600
Efficiency ratio	68.79%	69.93%	75.85%	84.75%	92.13%
Operating efficiency ratio:
Net interest income	$50,049	$28,473	$20,699	$16,672	$13,446
Total noninterest income	8,459	5,032	5,302	4,665	2,465
Less: gain (loss) on sale of securities	-	(33)	47	-	64
Operating revenue	$58,508	$33,538	$25,954	$21,337	$15,847
Expenses:
Total noninterest expenses	$40,245	$23,453	$19,685	$18,084	$14,600
Less: merger/conversion-related expenses	764	662	257	-	-
Adjusted noninterest expenses	$39,481	$22,791	$19,428	$18,084	$14,600
Operating efficiency ratio	67.48%	67.96%	74.86%	84.75%	92.13%
Total allowance for loan losses	$9,842	$9,802	$9,119	$10,020	$10,343
Less: allowance for loan losses attributable to CBI (factoring receivables)	500	955	-	-	-
Adjusted allowance for loan losses at end of period	$9,342	$8,847	$9,119	$10,020	$10,343
Nonacquired loans held for investment	870,471	653,063	582,002	441,452	300,086
Allowance for loan losses to nonacquired loans	1.07%	1.35%	1.57%	2.27%	3.45%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Our Business

We (the “Company” or “NCC”) are a financial holding company headquartered in Birmingham, Alabama. We operate one subsidiary bank, National Bank of Commerce (“NBC”). During 2014, we acquired United Group Banking Company of Florida, Inc. (“United”) and on February 28, 2015, merged its banking subsidiary, United Legacy Bank (“ULB”) with and into NBC. NBC now operates the former ULB locations under the trade name “United Legacy Bank, a division of National Bank of Commerce.” On October 31, 2015, we acquired Reunion Bank of Florida (“Reunion”) through a merger of Reunion with and into NBC. NBC now operates each of the former Reunion locations under the trade name “Reunion Bank of Florida, a division of National Bank of Commerce.”

Through NBC, we provide a broad array of financial services to businesses, business owners and professionals through seven full-service banking offices in Alabama (Birmingham, Huntsville, Auburn-Opelika, and Baldwin County) and ten full-service banking offices in Florida (Longwood, Winter Park, Orlando, Oviedo, Tavares, Port Orange, Ormond Beach, St. Augustine and Vero Beach). In addition to the full-service banking offices, we operate two loan production offices in Florida, located in Osceola and Orange Counties. We also own a 70% equity interest in CBI Holding Company, LLC (“CBI”), which owns Corporate Billing, a transaction-based finance company headquartered in Decatur, Alabama, that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers throughout the United States and Canada.

2015 Acquisition

Reunion Bank of Florida

On October 31, 2015, we completed our acquisition of Reunion, a Florida bank headquartered in Tavares, Florida. At that time, Reunion was merged with and into NBC, and NBC now operates in the markets formerly served by Reunion under the trade name “Reunion Bank of Florida, a division of National Bank of Commerce.” Reunion had a total of four full-service banking locations and two loan production offices located in five counties in central and northeast Florida.

Reunion’s common shareholders were entitled to receive either 0.7273 shares of NCC’s common stock, $16.00 in cash, or a combination of stock and cash in exchange for each share of Reunion common stock, subject to certain allocation limitations and proration procedures set forth in the merger agreement. Specifically, 80% of the shares of Reunion common stock, or 1,841,418 shares, were converted into newly issued shares of NCC common stock, and the remaining 20%, or 460,355 shares, were converted into the right to receive cash. We paid cash for cash elections and in lieu of fractional shares totaling $7,368,809 and issued 1,339,129 shares of our common stock in the merger. The aggregate estimated value of the consideration was $43.2 million. We recorded $20.6 million of goodwill and a core deposit intangible asset of $1.5 million.

We marked Reunion’s assets and liabilities to fair value based on information available at the time of the acquisition, and these fair value adjustments are subject to change for up to one year after the closing date as additional information becomes available. We acquired approximately $309.7 million in assets at fair value from Reunion and added approximately $258.4 million in loans and approximately $277.7 million in deposits.

2014 Acquisitions

CBI Holding Company, LLC

On August 29, 2014, NBC acquired 70% of the outstanding units of CBI, which owns Corporate Billing, a receivables factoring business headquartered in Decatur, Alabama. CBI now operates as a subsidiary of NBC. We have an option to purchase the remaining 30% interest for a price based on a multiple of CBI’s earnings that is exercisable at any time beginning on August 29, 2019 and expires on August 29, 2022. NBC paid $16.2 million in cash for its 70% interest in CBI. Our consolidated financial statements include all of the assets and liabilities of CBI, as well as a minority interest, representing the 30% that we have not purchased. As a result, at acquisition, we recorded $23.1 million of goodwill and a non-controlling interest of $6.9 million.

We marked the assets acquired and liabilities assumed to fair value based on information available at the time of the acquisition. Given an average life for CBI’s receivables of 35 to 40 days, the assets and liabilities of CBI are very short-term in nature, and the book value was deemed to be the fair value, with the exception of a $174 thousand discount on the purchased factored receivables, which was accreted into income during September 2014 in accordance with the average life of the related receivables.

United Group Banking Company of Florida, Inc.

On December 15, 2014, we completed our acquisition of United, a bank holding company headquartered in Longwood, Florida. United’s wholly-owned banking subsidiary, ULB, merged with and into NBC on February 28, 2015. Since the merger, NBC has operated in the Orlando, Florida market under the trade name “United Legacy Bank, a division of National Bank of Commerce.”

At the time of the acquisition, United was merged with and into NCC, with NCC as the surviving entity in the merger. United’s common shareholders received either 0.057794 shares of our common stock, $1.30 in cash, or a combination of stock and cash in exchange for each share of United common stock. The total amount of cash that we paid was capped at $2,950,000 by the merger agreement (excluding any cash to be paid for fractional shares). We paid cash for cash elections and in lieu of fractional shares totaling $2,953,884 and issued 1,617,027 shares of our common stock. The aggregate estimated value of the consideration was $33.3 million. We recorded $5.7 million of goodwill and a core deposit intangible asset of $1.8 million.

We marked United’s assets and liabilities to fair value based on information available at the time of acquisition. We acquired approximately $233.2 million in assets at fair value from United and added six banking centers (one of which we subsequently closed) with approximately $149.9 million in loans and approximately $200.5 million in deposits.

Additional information regarding the CBI acquisition and the Reunion and United mergers is included in Note 2, “Business Combinations,” of the Notes to Consolidated Financial Statements provided herein.

Overview of 2015 Results

Our net income was $9.6 million in 2015, compared with $5.4 million in 2014. The primary factors leading to the increase in the 2015 net income and other highlights include the following:

●

Average loans outstanding in 2015 were $1.01 billion, approximately 60.9% higher than the $629.0 million in average loans outstanding in 2014. The higher loan balance led to an increase in net interest income from $28.5 million in 2014 to $50.0 million in 2015. In addition to organic growth, 2015 balances include a full year of loans attributable to CBI and United.

●

Loan yields in 2015 averaged 5.17%, compared to 4.68% for 2014, and interest-bearing liability costs of 0.55% in 2015 were 0.04% higher than costs of 0.51% in 2014. As a result, our net interest spread increased from 3.63% in 2014 to 3.97% in 2015. Average noninterest-bearing deposits grew from $150.0 million in 2014 to $269.0 million in 2015, reducing our overall funding cost. The combination of the higher loan yields and lower funding costs led to an expansion in our net interest margin from 3.75% in 2014 to 4.10% in 2015.

●

Our higher net interest income in 2015 was partially offset by higher operating expenses, which grew to $40.2 million in 2015 from $23.5 million in 2014. The largest category of operating expense increase was salaries and employee benefits. The higher operating expenses resulted from both our expansion activities in 2015 and the inclusion of a full year of expenses attributable to CBI and United.

●

On March 18, 2015, we sold 1,642,000 shares of our common stock at $19.50 per share in an underwritten initial public offering. The underwriters had an option to purchase an additional 255,000 shares, which they exercised on March 27, 2015. In total, we sold 1,897,000 shares and raised approximately $33.8 million, net of offering expenses. Our stock is now traded on the Nasdaq Global Select Market under the symbol “NCOM.”

●

On October 31, 2015, we closed the acquisition of Reunion, and as a result, approximately two months of revenue and expenses attributable to Reunion are included in our 2015 results. The addition of Reunion’s assets and liabilities to our balance sheet increased our ending loans, deposits, and assets by approximately $275.8 million, $325.5 million and $319.0 million, respectively, although the impact on average balances was limited due to the limited period of time in 2015 that Reunion was part of NCC.

●	During December 2015, we closed two branch locations, located in Birmingham, Alabama and Kissimmee, Florida.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the Notes to Consolidated Financial Statements for the year ended December 31, 2015, which are contained elsewhere in this report. Certain of these policies require estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes some of the more complex policies involving a significant degree of judgment about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by us may be different than our estimates. In determining the allowance, we estimate losses on individual impaired loans or on groups of loans that are not impaired when the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses, and the impacts of local, regional, national, and global economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2015.

 Investment Securities Impairment

We assess on a quarterly basis whether there have been any events or economic circumstances to indicate that a security with respect to which there is an unrealized loss is impaired on an other-than-temporary basis. In each instance, we consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and, for debt securities, external credit ratings and recent downgrades. Securities with respect to which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value. The credit portion of the impairment, if any, is recognized as a realized loss in current earnings.

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to a level at which it is “more likely than not” that the tax asset or benefit will be realized. Realization of tax benefits requires (i) having sufficient taxable income, available tax loss carrybacks or credits in future periods to permit the application of the tax benefit, (ii) that the reversal of taxable temporary differences and/or tax planning strategies within the reversal period facilitate the utilization of the tax benefit, and (iii) that then-current tax law allows for the realization of recorded tax benefits.

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

Comparison of Results of Operations for the Years Ended December 31, 2015, 2014, and 2013

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2015, 2014, and 2013.

Net Income

2015 vs. 2014

During the year ended December 31, 2015, our net income was $9.6 million, compared to $5.4 million for the year ended December 31, 2014, an increase of 77.8%. The primary reason for the increase in net income in 2015 compared to 2014 was an increase in net interest income, which resulted from higher levels of loan balances and other earning assets, increased loan yields, and a resulting increase in net interest margin. In addition to higher net interest income, noninterest income increased by $3.4 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increased net interest income and noninterest income were partially offset by an increase in noninterest expense of $16.8 million during 2015 compared to 2014. The largest increase in noninterest income during 2015 was in revenue from the mortgage division. During the year ended December 31, 2015, mortgage origination and fee income totaled $5.3 million, compared to $3.8 million for the year ended December 31, 2014, an increase of 40.7%. Other noninterest expense increased by $16.8 million during the year ended December 31, 2015. Each category of noninterest expense increased as a result of a full year of activity from the entities that we acquired in 2014, CBI and United, and two months of activity of Reunion, which we acquired on October 31, 2015. The growth of our franchise in the markets in which we operate, the costs associated with our initial public offering completed during the first quarter of 2015, and the expenses associated with being a public company contributed to the overall increase in noninterest expense during 2015.

A majority of the changes in our net interest income, noninterest income and noninterest expense for the year ended December 31, 2015 as compared to the year ended December 31, 2014 resulted from the additional revenues and expenses attributable to CBI and United, which we acquired during the second half of 2014, and the addition of Reunion, which we acquired on October 31, 2015. The following table details the amounts that CBI, United, and Reunion contributed to selected consolidated totals for the year ended December 31, 2015.

	For the Year Ended December 31, 2015
	United (1)	Reunion (2)	CBI (3)
Net interest income	$7,531	$2,334	$8,088
Noninterest income	699	106	52
Noninterest expense	6,579	1,099	3,500

(1) The amounts presented for United have been adjusted to reflect the 15 days that United was included in our results for 2014.

(2) The amounts presented for Reunion reflect results of operations since the date on which Reunion was acquired (October 31, 2015).

(3) The amounts presented for CBI are through August 2015. The 2014 totals include CBI from September through December.

2014 vs. 2013

During the year ended December 31, 2014, our net income was $5.4 million, compared to $4.0 million for the year ended December 31, 2013, an increase of 34.9%. The primary reason for the increase in net income in 2014 compared to 2013 was an increase in net interest income resulting from higher levels of loan balances and other earning assets, increased loan yields, and a resulting increase in net interest margin. The increased net interest income was partially offset by a reduction in noninterest income of $270 thousand, an increase in loan loss provision expense of $978 thousand, and an increase in noninterest expense of $3.8 million during 2014. The largest reduction in noninterest income during 2014 was in revenue from the mortgage division. During the year ended December 31, 2014, mortgage origination and fee income totaled $3.8 million, compared to $4.0 million for year ended December 31, 2013, a reduction of 7.0%. Other noninterest expenses increased by $3.7 million during the year ended December 31, 2014. Each category of noninterest expense increased as a result of the growth of our franchise in the markets in which we operate.

Net income also increased during the year ended December 31, 2014 compared to the year ended December 31, 2013, due to the acquisition of CBI on August 29, 2014. CBI contributed $4.2 million of net interest income and $741 thousand of net income during the year ended December 31, 2014. Included in net interest income for 2014 is a discount accretion of $174 thousand related to factored receivables acquired in the CBI acquisition. (Note that this CBI net income contribution figure differs from that in our segment reporting, because it does not include the funding cost allocation used in management’s segment reporting. See Note 17, “Segment Reporting,” in the Notes to Consolidated Financial Statements herein for additional information.) The United acquisition closed on December 15, 2014 and, consequently, did not have a material impact on our net income for 2014.

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest-earning assets and the interest paid on deposits and borrowed funds used to support our assets. Net interest income divided by average earning assets represents our net interest margin. The major factors that affect net interest income and net interest margin are changes in earning asset and interest-bearing liability volumes, the yield on interest-earning assets, and the cost of interest-bearing liabilities. Our margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and our primary source of earnings.

The following table shows, for the periods indicated, the average balance of each principal category of our assets, liabilities, and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

Twelve Months Ended December 31,

(Dollars in thousands)	2015			2014			2013
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans	$1,011,921	$52,351	5.17%	$629,040	$29,414	4.68%	$485,769	$21,241	4.37%
Mortgage loans held for sale	10,064	385	3.83	9,696	410	4.23	11,285	419	3.71
Securities:
Taxable securities	36,811	1,154	3.13	41,111	1,178	2.87	48,221	1,330	2.76
Tax-exempt securities	14,623	740	5.06	4,518	268	5.93	3,453	213	6.17
Cash balances in other banks	146,379	505	0.34	75,099	183	0.24	88,075	206	0.23
Funds sold	-	-	0.00	-	-	0.00	51	-	0.00
Total interest-earning assets	1,219,798	$55,135	4.52	759,464	$31,453	4.14	636,854	$23,409	3.68
Noninterest-earning assets	107,890			56,241			26,208
Total assets	$1,327,688			$815,705			$663,062

Liabilities and shareholders' equity
Interest-bearing transaction accounts	$173,913	$443	0.25%	$121,970	$331	0.27%	$98,379	$247	0.25%
Savings and money market deposits	446,750	1,892	0.42	299,549	1,111	0.37	257,238	874	0.34
Time deposits	234,485	2,019	0.86	120,145	985	0.82	99,474	981	0.99
Federal Home Loan Bank and other borrowed money	21,974	442	2.01	22,007	442	2.01	23,781	511	2.15
Total interest-bearing liabilities	877,122	$4,796	0.55	563,671	$2,869	0.51	478,872	$2,613	0.55
Noninterest-bearing deposits	269,008			150,034			93,883
Total funding sources	1,146,130			713,705			572,755
Noninterest-bearing liabilities	8,604			4,674			3,338
Shareholders' equity	172,954			97,326			86,969
	$1,327,688			$815,705			$663,062
Net interest rate spread			3.97%			3.63%			3.13%
Net interest income/margin (taxable equivalent)		$50,339	4.13%		$28,584	3.76%		$20,796	3.27%
Tax equivalent adjustment		290			111			97
Net interest income/margin		$50,049	4.10%		$28,473	3.75%		$20,699	3.25%

Comparison of net interest income for the years ended December 31, 2015 and 2014

Net interest income increased by $21.6 million, or 75.6%, to $50.0 million for the year ended December 31, 2015, compared to $28.5 million for 2014. The increase was due to an increase in interest income of $23.5 million, resulting from higher levels of loan volume, which was partially offset by a $1.9 million increase in interest expense. The increase in interest income was primarily due to a 60.9% increase in average loans outstanding during 2015 compared to 2014. The resulting net interest margin for 2015 rose to 4.10%, from 3.75% during 2014. The net interest margin in 2015 benefited from increased loan yields and much higher loan volume, as well as an increase in noninterest-bearing deposits. During 2015, noninterest-bearing deposits averaged $269.0 million, compared to $150.0 million during 2014, an increase of $119.0 million, or 79.3%

Interest-earning assets averaged $1.22 billion for 2015, compared to $759.5 million for 2014, an increase of $460.3 million, or 60.6%. See additional information on the growth in our loan portfolio for the periods presented beginning on page 54. The yield on average interest-earning assets increased by 38 basis points to 4.52% during 2015, compared to 4.14% for 2014. The yield on earning assets increased primarily due to an increased yield on loans during 2015. During 2015, loan yields increased by 49 basis points to 5.17%. The increase in loan yields was due to higher yields on the acquired portfolios of United and Reunion and the factored receivables purchased from and originated by CBI. These factored receivables are generally much higher-yielding assets than the assets in our traditional loan portfolio. The yield on the factored receivables varies but is approximately 15%. CBI contributed an average loan balance of $74.0 million for the year ended December 31, 2015.

Interest-bearing liabilities averaged $877.1 million for 2015, compared to $563.7 million for 2014, an increase of $313.5 million, or 55.6%. The average rate paid on interest-bearing liabilities was 0.55% for 2015, compared to 0.51% for 2014. Each category of deposits has experienced small rate increases with the exception of interest-bearing demand deposits, which experienced a slight rate decrease. The rates paid by United and Reunion were slightly higher than rates on our non-acquired deposit base. The increase in average interest-bearing liabilities and 4 basis point increase in the rate paid on total interest-bearing liabilities increased our total interest expense by $1.9 million in 2015 to $4.8 million.

Comparison of net interest income for the years ended December 31, 2014 and 2013

Net interest income increased by $7.8 million, or 37.6%, to $28.5 million for the year ended December 31, 2014, compared to $20.7 million for 2013. The increase was due to an increase in interest income of $8.0 million, resulting from higher levels of loan volume, which was partially offset by a $256 thousand increase in interest expense. The increase in interest income was primarily due to a 29.5% increase in average loans outstanding during 2014 compared to 2013. The resulting net interest margin for 2014 rose to 3.75%, from 3.25% during 2013. The net interest margin in 2014 benefited from increased loan yields and volume, as well as an increase in noninterest-bearing deposits. During 2014, noninterest-bearing deposits averaged $150.0 million, compared to $93.4 million during 2013, an increase of $56.2 million, or 59.8%

Interest-earning assets averaged $759.5 million for 2014, compared to $636.9 million for 2013, an increase of $122.6 million, or 19.3%. See additional information on the growth in our loan portfolio for the periods presented beginning on page 54. The yield on average interest-earning assets increased by 46 basis points to 4.14% during 2014, compared to 3.68% for 2013. The yield on earning assets increased primarily due to an increased yield on loans during 2014. During 2014, loan yields increased by 31 basis points to 4.68%. The increase in loan yields was primarily due to the factored receivables purchased from and originated by CBI. These factored receivables are generally much higher-yielding assets than the assets in our traditional loan portfolio. The yield on the factored receivables varies but is approximately 15%. CBI contributed average loan balances of $28.5 million for the year ended December 31, 2014.

Interest-bearing liabilities averaged $563.7 million for 2014, compared to $478.9 million for 2013, an increase of $84.8 million, or 17.7%. The average rate paid on interest-bearing liabilities was 0.51% for 2014, compared to 0.55% for 2013. Each category of deposits either experienced rate reductions or had rates remain virtually flat compared to 2013. We have benefited from the historically low interest rates and repriced time deposits at maturity at the lower current market rates, and we have also reduced rates on other deposit accounts to lower market rates where possible. The increase in average interest-bearing liabilities was partially offset by the rate reductions but overall resulted in slightly higher total interest expense for 2014.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

Twelve Months Ended December 31,

(Dollars in thousands)	2015 vs. 2014			2014 vs. 2013
	Variance due to			Variance due to
Interest-earning assets	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Loans	$19,525	$3,412	$22,937	$6,616	$1,557	$8,173
Mortgage loans held for sale	15	(40)	(25)	(63)	54	(9)
Securities:	-
Taxable securities	(130)	106	(24)	(202)	50	(152)
Tax-exempt securities	511	(39)	472	63	(8)	55
Cash balances in other banks	224	98	322	(32)	9	(23)
Funds sold	-	-	-	-	-	-
Total interest-earning assets	20,145	3,537	23,682	6,382	1,662	8,044

Interest-bearing liabilities
Interest-bearing transactions accounts	$133	$(21)	$112	$63	$21	$84
Savings and money market deposits	606	175	781	152	85	237
Time deposits	983	51	1,034	184	(180)	4
Federal Home Loan Bank and other borrowed money	(1)	1	-	(37)	(32)	(69)
Total interest-bearing liabilities	1,721	206	1,927	362	(106)	256

Net interest income
Net interest income (Taxable equivalent)	$18,424	$3,331	$21,755	$6,020	$1,768	$7,788
Taxable equivalent adjustment	94	85	179	11	3	14
Net interest income	18,330	3,246	21,576	6,009	1,765	7,774

Provision for Loan Losses

During the year ended December 31, 2015, we recorded a provision for loan losses of $1.1 million, compared to $978 thousand during the year ended December 31, 2014. The provision expense for 2015 was primarily related to the “real estate-mortgage” and “construction” portfolios, and the 2014 provision expense was related to our factored receivables and related risk of loss at CBI. We did not record a provision expense for the year ended December 31, 2013. Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses (which is a charge to earnings) and loan recoveries, and is decreased by charge-offs. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated and an impairment is deemed necessary, the impaired portion of the loan amount is generally charged off. As of December 31, 2015, none of our allowance was related to impaired loans.

Noninterest Income

In addition to net interest margin, we generate other types of recurring noninterest income from our operations. Our banking operations generate revenue from service charges and fees on deposit accounts. We have a mortgage division that generates revenue from originating and selling mortgages, and we have a revenue-sharing relationship with a registered broker-dealer that has representatives located in some of our banking offices. In addition to these types of recurring noninterest income, the Bank owns insurance on several key employees and records income on the increase in the cash surrender value of these policies.

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

 NONINTEREST INCOME

	For the Year Ended
		December 31,
(Dollars in thousands)	2015	2014	2013
Service charges and fees on deposit accounts	$1,288	$714	$630
Mortgage origination and fee income	5,278	3,752	4,035
Merchant sponsorship revenue	861	-	-
Income from bank-owned life insurance	433	242	236
Wealth management fees	53	58	89
(Loss) gain on sale of other real estate	(24)	13	62
(Loss) gain on sale of investments	-	(33)	47
Other noninterest income	570	286	203
Total noninterest income	$8,459	$5,032	$5,302

Noninterest income for the years ended December 31, 2015 and 2014 was $8.5 million and $5.0 million, respectively. The primary reason for the increase in noninterest income was higher revenue from the mortgage division. Mortgage division income increased by $1.5 million during 2015 and totaled $5.3 million for the year, compared to $3.8 million during 2014. Mortgage division production totaled $281.7 million during 2015, compared to $207.3 million during the year ended December 31, 2014, which led to the increased mortgage division income. During the year ended December 31, 2014, refinance activity accounted for approximately 17.6% of production volume, compared to approximately 22.2% during 2015. Merchant sponsorship revenue totaled $861 thousand during the year ended December 31, 2015, and there was no corresponding revenue for 2014, since we entered this business line during 2015. Service charges and fees on deposit accounts increased by $574 thousand to $1.3 million for 2015. This increase was a result of the impact of a full year of revenue attributable to United and two months of revenue attributable to Reunion. We have also experienced an increase in the number of our deposit accounts as we continue to gain momentum in our markets.

Noninterest income for the years ended December 31, 2014 and 2013 was $5.0 million and $5.3 million, respectively. The primary reason for the decrease in noninterest income was lower revenue from the mortgage division. Mortgage division income decreased by $283 thousand during 2014 and totaled $3.8 million for the year, compared to $4.0 million during 2013. The 2013 period benefited from refinance activity associated with historically low mortgage rates. Although rates remained low during 2014, the volume of refinance activity was lower than prior periods since rates had been at low levels for a long period of time, resulting in fewer customers who had not already refinanced mortgages at lower rates. During the year ended December 31, 2013, refinance activity accounted for approximately 26.8% of production volume, compared to approximately 17.5% during 2014. Service charges and fees on deposit accounts increased by $84 thousand to $714 thousand for 2014. This increase was a result of an increase in the number of deposit accounts as we continue to gain momentum and market share in our markets. During 2014, we recorded a loss of $33 thousand on the sale of an investment, and, during 2013, we recorded a gain of $47 thousand on the sale of an investment.

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

NONINTEREST EXPENSE

	For the Year Ended
		December 31,
(Dollars in thousands)	2015	2014	2013

Salaries and employee benefits	$21,364	$13,379	$11,495
Commission-based compensation	3,744	2,136	1,948
Occupancy and equipment expense	3,584	1,944	1,727
Data processing expenses	1,887	1,169	845
Advertising and marketing expenses	441	344	194
Legal fees	652	685	433
FDIC insurance assessments	805	494	368
Accounting and audit expenses	978	508	362
Consulting and other professional expenses	894	270	198
Telecommunications expenses	539	275	269
Other real estate owned, repossessed asset and other collection expenses	528	154	126
Core deposit intangible amortization	508	18	-
Other noninterest expense	4,321	2,077	1,720
Total noninterest expense	$40,245	$23,453	$19,685

Noninterest expense for the years ended December 31, 2015 and 2014 was $40.2 million and $23.5 million, respectively. The inclusion of United, CBI and Reunion in our results of operations accounted for approximately $11.2 million of the $16.8 million increase in noninterest expense recorded during the year ended December 31, 2015.

The largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits expense and commission-based compensation expense. Salaries continue to increase as we expand our presence in the markets in which we operate. In April 2014, we opened a loan production office (which we converted to a full-service branch in November 2014) in Vero Beach, Florida, which contributed to the increase in salaries and employee benefits expense during the year ended December 31, 2015. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at CBI. The higher levels of revenue for the mortgage division contributed to the increased commission-based compensation expense during the year ended December 31, 2015.   Additionally, salaries and benefits expense for CBI’s, United’s and Reunion’s employees contributed approximately $7.0 million of the combined $9.6 million increase in salaries and employee benefits expense and commission-based compensation expense recorded during the year ended December 31, 2015.

Each category of noninterest expense increased during the year ended December 31, 2015. This was largely a result of the additional expenses associated with the operations of CBI, United and Reunion. Also, accounting and other professional services expenses increased during the year ended December 31, 2015 in connection with merger-related activities, our initial public offering in March 2015 and costs associated with being a public company.

Noninterest expense for the years ended December 31, 2014 and 2013 was $23.4 million and $19.7 million, respectively. The largest components of noninterest expense were related to employee costs shown in the table above as salaries and employee benefits and commission-based compensation. Salaries continue to increase as we expand our presence in the markets in which we operate. During April 2014, we opened a loan production office (converted to a full-service branch in November 2014) in Vero Beach, Florida, which contributed to the increase in salaries during 2014. Commission-based compensation is directly related to mortgage loan origination activity and activity at CBI. Total commissions paid varies with mortgage lending volume and production activity at CBI. Commissions related to mortgage lending decreased in 2014 compared to 2013 due to lower mortgage lending revenue, but overall commissions were higher during 2014 due to commissions paid at CBI. Additionally, salaries and benefits for CBI’s employees were included for four months (following the August 29, 2014 acquisition) and United’s employees for 15 days (following the December 15, 2014 merger) of 2014, adding to the increased employee costs for the 2014 period. Legal fees and accounting and audit expense were higher in 2014 primarily due to merger-related activities and costs associated with our filings with the Securities and Exchange Commission and preparations for becoming a public company. The changes in the other components of noninterest expense were due to the recent acquisition of CBI, the United merger and our overall asset expansion, facilities growth, and expanding geographic footprint.

Income Tax Provision

Income tax expense of $5.5 million, $3.2 million, and $2.3 million was recognized during the years ended December 31, 2015, 2014, and 2013, respectively. The increase in income tax expense during each year was due to an increase in pre-tax income. The effective tax rate for the 2015, 2014, and 2013 was 31.9% (36.3% including the minority interest), 34.8% (36.9% including the minority interest), and 36.6%, respectively. Our effective tax rate will generally increase with higher levels of taxable income. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at December 31, 2015, 2014, and 2013

Overview

Our total assets increased by $624.9 million, or 54.9%, from $1.14 billion at December 31, 2014, to $1.76 billion at December 31, 2015. Total assets at December 31, 2015 included the assets of Reunion, which we acquired on October 31, 2015. Loans increased by $430.7 million, or 48.5%, from $888.7 million at December 31, 2014 to $1.32 billion at December 31, 2015. Total assets and loans at December 31, 2015 included assets and loans of Reunion. At December 31, 2015, the assets and loans attributable to Reunion totaled $319.0 million and $275.8 million, respectively.

Deposits at December 31, 2015 totaled $1.51 billion, an increase of $543.4 million compared to December 31, 2014. Our deposits increased during 2015 due to the acquisition of Reunion and the successful business development efforts of our employees as we continue to move banking relationships from other financial institutions. For several years, the Bank has benefited from excess liquidity in the financial markets, as investors are unwilling to make long-term investments due to the low interest rate environment and elect to maintain cash in interest-bearing transaction and money market accounts. At December 31, 2015, the deposits attributable to Reunion totaled $325.5 million.

Our total assets increased by $346.6 million, or 43.8%, from $791.8 million at December 31, 2013 to $1.14 billion at December 31, 2014. Total assets at December 31, 2013 included a $35.0 million short-term loan secured by a certificate of deposit in the same amount that was reflected on our balance sheet at year end 2013, but not at year end 2014. This loan was paid off very shortly after the 2013 year end through liquidation of the related certificate of deposit. Total assets at December 31, 2014 included the assets of CBI, which was acquired in August 2014, and United, which was merged with and into NCC in December 2014. Excluding the impact of the short-term loan and acquired assets of CBI and United, total assets increased by $35.2 million during 2014. Excluding the impact of the short-term loan and the acquired factored receivables from CBI and loans from United, loans increased by $110.2 million during 2014. Cash and cash equivalents decreased by $701 thousand during 2014. However, United had cash and cash equivalents of $37.1 million at acquisition and securities totaling $25.4 million that were liquidated immediately after acquisition. Our cash and cash equivalents would have decreased by $78.5 million without the cash acquired from United and cash resulting from liquidating United’s securities portfolio. The decrease in cash and cash equivalents was a result of investing excess liquidity in loan growth and our use of cash to fund the CBI acquisition and the associated acquired factored receivables.

Deposits at December 31, 2014 totaled $971.1 million, an increase of $293.0 million compared to December 31, 2013. Total deposits at December 31, 2013 included the short-term certificate of deposit of $35.0 million securing the loan referenced above. Excluding this short-term deposit and the deposits assumed in the United acquisition, deposits increased by $127.5 million during 2014. Our deposits increased during 2014 due to the successful business development efforts of our employees as we continue to move banking relationships from other financial institutions. Additionally, the Bank has benefited from excess liquidity in the financial markets, as investors are unwilling to make long-term investments due to the low interest rate environment and elect to maintain cash in interest-bearing transaction and money market accounts. In addition to the retail deposit growth, we issued $48.9 million of brokered certificates of deposits during the year ended December 31, 2014 in connection with the CBI acquisition.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $1.01 billion during the year ended December 31, 2015, or 83.0% of average earning assets, compared to $629.0 million, or 82.8% of average earning assets, for the year ended December 31, 2014. At December 31, 2015, total loans, net of unearned income, were $1.32 billion, compared to $888.7 million at December 31, 2014, an increase of $430.7 million, or 48.5%. Excluding the loans acquired from Reunion totaling $258.4 million, loans increased by $172.3 million, or 19.4%, during 2015.

Total loans averaged $629.0 million during the year ended December 31, 2014, or 82.8% of average earning assets, compared to $485.8 million, or 76.3% of average earning assets, for the year ended December 31, 2013. At December 31, 2014, total loans, net of unearned income, were $888.7 million, compared to $582.0 million at December 31, 2013, an increase of $306.7 million, or 52.7%. Excluding (a) the impact of a short-term loan totaling $35.0 million that was only reflected on our balance sheet at December 31, 2013, (b) the factored receivables purchased from CBI totaling $81.6 million, and (c) loans acquired from United totaling $149.9 million, loans increased by $110.2 million, or 20.2%, during 2014.

The organic, or non-acquired, growth in our loan portfolio is attributable to our ability to attract new customers from other financial institutions and overall growth in our markets. We have been successful in building banking relationships with new customers and expanding banking relationships with existing customers. We have hired several new bankers in the markets that we serve, and these employees have been successful in transitioning their former clients and attracting new clients to NBC. Our bankers are expected to be involved in their communities and to maintain business development efforts to facilitate relationships with clients, and our philosophy is to be responsive to customer needs by providing decisions in a timely manner. In addition to our business development efforts, many of the markets that we serve have shown signs of economic recovery over the last few years.

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	As of
	December 31,
(Dollars in thousands)	2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Construction, land development, and other land loans	$152,862	11.58%	$83,663	9.41%	$58,372	10.02%
Secured by farmland	7,455	0.56	1,842	0.21	347	0.06
Secured by 1-4 family residential properties	333,761	25.29	221,222	24.88	162,091	27.82
Secured by multifamily (5 or more) residential properties	31,128	2.36	23,420	2.63	22,316	3.83
Secured by nonfarm nonresidential properties	509,212	38.58	330,784	37.20	218,299	37.47
Loans secured by real estate	1,034,418	78.37	660,931	74.33	461,425	79.20
Commercial and industrial loans	171,160	12.97	113,788	12.80	102,280	17.56
Factored commercial receivables	67,628	5.12	82,600	9.29	-	-
Consumer loans	21,116	1.60	13,962	1.57	6,113	1.06
Lease financing receivables	-	-	-	-	6	-
Other loans	25,572	1.94	17,869	2.01	12,725	2.18
Total gross loans	1,319,894	100.00%	889,150	100.00%	582,549	100.00%
Unearned income	(480)		(429)		(547)
Total loans, net of unearned income	1,319,414		888,721		582,002
Allowance for loan losses	(9,842)		(9,802)		(9,119)
Total net loans	$1,309,572		$878,919		$572,883

In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market areas, and for us in particular, to obtain a security interest in or lien on real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan. This practice tends to increase the size of the real estate loan portfolio. In many cases, we prefer real estate collateral to many other potential collateral sources, such as accounts receivable, inventory, and equipment.

The principal component of our loan portfolio is real estate mortgage loans. At December 31, 2015, this category totaled $1.03 billion and represented 78.3% of the total loan portfolio, compared to $660.9 million, or 74.3%, and $461.4 million, or 79.2%, of the total loan portfolio at year end 2014 and 2013, respectively.

Each category of real estate mortgage loans increased during 2015. Residential mortgage loans increased by $112.5 million, or 50.9%, to $333.8 million at December 31, 2015, compared to $221.2 million at December 31, 2014. Excluding the acquired Reunion loans, residential mortgage loans increased by $55.7 million, or 25.2%, during 2015. At December 31, 2015 and December 31, 2014, residential mortgages accounted for 25.3% and 24.9%, respectively, of the entire loan portfolio.

Residential mortgage loans increased by $59.1 million, or 36.5%, to $221.2 million at December 31, 2014, compared to $162.1 million at December 31, 2013. Excluding the acquired United loans, residential mortgage loans increased by $25.0 million, or 15.4%, during 2014. At December 31, 2014 and December 31, 2013, residential mortgages accounted for 24.9% and 27.8%, respectively, of the entire loan portfolio.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $178.4 million, or 53.9%, to $509.2 million at December 31, 2015, compared to $330.8 million at December 31, 2014. Excluding the acquired Reunion loans, commercial mortgage loans increased by $51.6 million, or 15.6%, during 2015. Commercial mortgage loans increased by $112.5 million, or 51.5%, to $330.8 million at December 31, 2014, compared to $218.3 million at December 31, 2013. Excluding the acquired United loans, commercial mortgage loans increased by $33.5 million, or 15.3%, during 2014. At December 31, 2013, commercial mortgage loans totaled $218.3 million. Commercial mortgage loans are the single largest category of loans, and, at December 31, 2015, accounted for 38.6% of the portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally comprised a large portion of our loan portfolio. Of the $509.2 million in total commercial mortgage loans at December 31, 2015, approximately $215.0 million were loans secured by owner-occupied properties.

Real estate construction loans totaled $152.9 million at December 31, 2015, an increase $69.2 million, or 82.7%, over $83.7 million at December 31, 2014. Excluding the acquired Reunion loans, real estate construction loans increased by $45.2 million, or 54.0%, during 2015. At December 31, 2015 and December 31, 2014, this loan type accounted for 11.6% and 9.4%, respectively, of our total loan portfolio. At December 31, 2013, real estate construction loans totaled $58.4 million and accounted for 10.0% of the entire loan portfolio.

Commercial and industrial loans totaled $171.2 million at December 31, 2015, compared to $113.8 million at December 31, 2014. Excluding the acquired Reunion loans, commercial and industrial loans increased by $21.3 million, or 18.7%, during 2015. During 2014, commercial and industrial loans increased by $11.5 million, or 11.3%. The balance as of December 31, 2013 includes a $35.0 million CD-secured short-term loan that was repaid shortly after year end. Excluding the short-term loan and the acquired United loans, commercial and industrial loans increased by $23.0 million, or 34.2%, during 2014. We have hired several experienced commercial lenders, and the increases described above are a result of the successful efforts of these employees. We expect this trend to continue with respect to commercial and industrial loans as economic conditions continue to improve.

Factored commercial receivables totaled $67.6 million at December 31, 2015, compared to $82.6 million at December 31, 2014. This balance will fluctuate based on several variables, such as when receivables are purchased and when and how quickly payments are received. A lower balance at a period end does not necessarily mean less purchase activity during the period. During the years ended December 31, 2015 and 2014, we purchased factored commercial receivables of $718.5 million and $745.4 million, respectively.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our loans maturing within specific intervals at December 31, 2015.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

	December 31, 2015
(Dollars in thousands)	One year or less	Over one year through five years	Over five years	Total
Construction, land development and other land loans	$94,058	$43,348	$15,456	$152,862
Secured by farmland	261	5,586	1,608	7,455
Secured by 1-4 family residential properties	48,926	109,515	175,320	333,761
Secured by multifamily (5 or more) residential properties	4,728	21,371	5,029	31,128
Secured by nonfarm nonresidential properties	80,380	304,686	124,146	509,212
Loans secured by real estate	228,353	484,506	321,559	1,034,418
Commercial and industrial loans	88,660	56,462	26,038	171,160
Factored commercial receivables	67,628	-	-	67,628
Consumer loans	10,456	7,208	3,452	21,116
Other loans	7,111	7,087	11,374	25,572
Total gross loans	$402,208	$555,263	$362,423	$1,319,894

	Predetermined rates	Floating rates	Total

Maturing after one year but within five years	$324,110	$231,153	$555,263
Maturing after five years	113,429	248,994	362,423
	$437,539	$480,147	$917,686

The information presented in the table above is based on the contractual maturities of the individual loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms at their maturity. Consequently, we believe that this treatment presents fairly the maturity structure of the loan portfolio.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets and as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base upon which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have designated a portion of our securities as available-for-sale to provide flexibility in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers the flexibility that we need in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. Securities available-for-sale are reported at fair value, with unrealized gains or losses reported as a separate component of other comprehensive income, net of related deferred taxes. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities. We have elected to classify a portion of our investment security portfolio as held-to-maturity, as we have the ability and intent to hold these securities until maturity. These securities are carried at amortized cost on our balance sheet.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2015, 2014, and 2013.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of
	December 31,
(Dollars in thousands)	2015		2014		2013
	Cost	Market	Cost	Market	Cost	Market
U.S. Treasury securities	$-	$-	$1,501	$1,501	$-	$-
Securities issued by states and political subdivisions	4,407	4,679	4,408	4,681	4,409	4,270
Residential mortgage pass-through securities	48,155	48,726	27,723	28,750	33,123	33,742
Investment in mutual funds and other equity securities	-	-	-	-	10,000	9,967
Total investment securities available-for-sale	$52,562	$53,405	$33,632	$34,932	$47,532	$47,979

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of
	December 31,
(Dollars in thousands)	2015
	Cost	Market
U.S. Treasury securities	$-	$-
Securities issued by states and political subdivisions	21,361	21,762
Residential mortgage pass-through securities	6,097	6,081
Total investment securities held-to-maturity	$27,458	$27,843

The following table shows the scheduled maturity and average yields of our securities at December 31, 2015.

AVAILABLE-FOR-SALE INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

	December 31, 2015
(Dollars in thousands)	Within one year		After one but within five years		After five but within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities issued by states and political subdivisions	$-	-%	$-	-%	$1,090	5.89%	$3,589	5.87%	$-	-%
Residential mortgage pass-through securities	-	-	-	-	-	-	-	-	48,726	2.49
Total investment securities available-for-sale	$-	-%	$-	-%	$1,090	5.89%	$3,589	5.87%	$48,726	2.49%

HELD-TO-MATURITY INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

	December 31, 2015
(Dollars in thousands)	Within one year		After one but within five years		After five but within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities issued by states and political subdivisions	$-	-%	$-	-%	$-	-%	$21,361	4.48%	$-	-%
Residential mortgage pass-through securities	-	-	-	-	-	-	-	-	6,097	2.22
Total investment securities held-to-maturity	$-	-%	$-	-%	$-	-%	$21,361	4.48%	$6,097	2.22%

We invest primarily in mortgage-backed securities, municipal securities, and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Governmental National Mortgage Association. During the year ended December 31, 2015, we purchased $12.8 million of securities classified as available-for-sale and $24.5 million of securities classified as held-to-maturity.

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

In the determination of the allowance, we utilize the risk department’s independent analysis of the minimum required loan loss reserve for the Company. In this analysis, problem loans are reviewed for impairment or for loss exposure based on their payment performance, probability of default, and value of the collateral. These totals are then specifically allocated to the reserve. The loan portfolio is then divided into various homogeneous risk pools utilizing collateral codes and/or loan purpose codes and internal risk ratings. Historical losses are used to estimate the probable loss in the current portfolio using both an average loss methodology and a migration loss methodology. The methodologies and the time periods considered are subjective and vary for each risk pool based on systematic risk relative to the risk department’s ability to estimate losses. As every loan has a risk of loss, the calculation begins with a minimum loss allocation for each loan pool. The minimum loss is estimated based on long term-trends for the Bank, the banking industry, and the economy. A minimum loss allocation is similarly applied to letters of credit and unused lines of credit. Loss allocations are adjusted for changes in the economy, problem loans, payment performance, loan policy, management, credit administration systems, credit concentrations, loan growth, and other elements over the time periods utilized in the methodology. The adjusted loss allocations are then applied to the current balances in their respective loan pools. Loss allocations are totaled, yielding the required allowance for loan losses.

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

ALLOWANCE FOR LOAN LOSSES

	As of
	December 31,
(Dollars in thousands)	2015	2014	2013
Total loans oustanding, net of unearned income	$1,319,414	$888,721	$582,002
Average loans oustanding, net of unearned income	$1,011,921	$629,040	$485,769
Allowance for loan losses at beginning of period	$9,802	$9,119	$10,020
Charge-offs:
Loans secured by real estate	1,402	429	1,558
Commercial and industrial loans	27	-	32
Factored receivables	2,316	656
Consumer loans	164	-	-
All other loans	4	3	-
Total charge-offs	3,913	1,088	1,590
Recoveries:
Loans secured by real estate	851	72	354
Commercial and industrial loans	33	15	320
Factored receivables	1,905	633	-
Consumer loans	5	21	15
All other loans	46	52	-
Total recoveries	2,840	793	689
Net charge-offs	1,073	295	901
Provision for loan losses	1,113	978	-
Allowance for loan losses at period end	$9,842	$9,802	$9,119
Allowance for loan losses to period end loans	0.75%	1.10%	1.57%
Net charge-offs to average loans	0.11%	0.05%	0.19%

The table above does not include the allowances of United or Reunion that were established prior to the banks' respective dates of acquisition. In accordance with ASC Topic 805, Business Combinations, United’s and Reunion’s allowances for loan losses were not brought forward at acquisition; rather, the acquired loans were recorded at fair value, and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At December 31, 2015, United’s and Reunion’s acquired loan portfolios totaled $381.3 million and had an aggregate related non-accretable difference of $6.0 million and accretable discount of $4.1 million.

For the acquired loan portfolio, the allowance is determined for each loan pool and compared to the remaining discount for that pool. If the allowance amount calculated under the Company’s methodology is greater than the Company’s remaining discount, this amount is added to the reported allowance through a provision for loan losses. If the allowance amount calculated under the Company’s methodology is less than the Company’s recorded discount, no additional allowance or provision is recognized. Our analysis indicates that no additional allowance is necessary on our acquired loan portfolio.

Overall, asset quality indicators have remained stable, and, as a result, provision expense has been minimal for the traditional bank loan portfolio. During the year ended December 31, 2015, we recorded provision expense of $1.1 million. During the fourth quarter of 2014, we identified a factoring relationship that posed significant credit risk and required additional provision expense. During the year ended December 31, 2014, we recorded provision expense of $978 thousand related to this exposure and other risks in the factored receivables portfolio. During the year ended December 31, 2013, we did not record any provision expense.

Allocation of Allowance for Loan Losses

While no portion of our allowance for loan losses is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for loan losses to specific loan categories for the periods indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of
	December 31,
(Dollars in thousands)	2015		2014		2013
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$1,345	14.91%	$1,523	14.81%	$1,398	19.74%
Factored receivables	500	5.12	955	9.29	-	-
Real estate - mortgage	5,525	66.79	5,047	64.92	4,449	69.19
Real estate - construction	1,412	11.58	647	9.41	964	10.02
Consumer	236	1.60	562	1.57	243	1.05
Unallocated	824	-	1,068	-	2,065	-
	$9,842	100.00%	$9,802	100.00%	$9,119	100.00%

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

A portion of the allowance is deemed to be a general reserve and remains unallocated to any particular loan category to reflect management’s estimate of probable inherent but not yet specifically identified losses within the portfolio due to the nature of the portfolio and uncertainties in underwriting standards of certain loans. For example, the portfolio includes exposures to various businesses with different organizational structures that may implicate multiple segments within the allocation framework, which will inherently lead to imperfections in the loss percentages applied to the portfolio segments. These inherent risks are amplified by the fact that we remain at risk for unidentified problems in the loan portfolios that we inherited upon acquiring control of NBC, United and Reunion, as many of the loans underwritten by prior management were made using different credit policies and procedures than those that we currently use. Problems with respect to credit quality or the collectibility of these loans often are not apparent from the documentation in the file and frequently do not arise until the loan matures. For example, in some instances, sizable loans with satisfactory payment history and apparently complete documentation have led to write-offs upon maturity of the loan or a subsequent discovery of adverse information. Allocating this risk from the inherited loans to the segment portfolios is not deemed advisable by management due to the breadth of exposure of these loans over the portfolio segments.

Management evaluates the adequacy and allocation of our allowance for loan losses on a quarterly basis. Recent variations in the unallocated portion of the allowance have been driven by management’s estimate of probable inherent losses within the portfolio that have not yet been specifically identified due in large part to the factors discussed above and consideration of such additional factors as changes in the nature and volume of our loan portfolio, current economic conditions that may affect borrowers’ ability to pay, overall portfolio quality, and review of specific problem loans. In general, we expect that the portion of the unallocated allowance attributable to inherited loans will decrease over time as new loans are made and additional information becomes available with respect to currently unidentified problems and expected losses for the inherited loans. However, because management’s allocation of the allowance among the various loan types is driven by several factors, this decrease may not be linear during certain time frames.

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

NONPERFORMING ASSETS

	As of
	December 31,
(Dollars in thousands)	2015	2014	2013

Nonaccrual loans	$3,695	$4,865	$3,371
Loans past due 90 days or more and still accruing	252	297	-
Total nonperforming loans	3,947	5,162	3,371
Other real estate and repossessed assets	3,965	1,380	845
Total nonperforming assets	$7,912	$6,542	$4,216
Allowance for loan losses to period-end loans	0.75%	1.10%	1.57%

Allowance for loan losses to period-end nonperforming loans	249.35	189.89	270.51
Net charge-offs to average loans	0.11	0.05	0.19

Nonperforming assets to period-end loans and foreclosed property and repossessed assets	0.60	0.73	0.72
Nonperforming loans to period-end loans	0.30	0.58	0.58

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. In addition to consideration of these factors, we have a consistent and continuing policy of placing all loans on nonaccrual status if they become 90 days or more past due, excluding factored receivables. For CBI’s factored receivables, which are trade credit rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and to charge off non-recourse receivables at 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve and the client’s financial resources are insufficient, at which point the amount of the invoice is charged against loans. When a loan is placed on nonaccrual status, all accrued interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Payments received while a loan is on nonaccrual status will generally be applied to the outstanding principal balance. When a problem loan is finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan that would necessitate additional charges to the allowance for loan losses.

Total nonperforming assets increased by $1.4 million to $7.9 million at December 31, 2015, from $6.5 million at December 31, 2014. Included in nonperforming assets at December 31, 2015 are acquired nonaccrual loans of $3.5 million and acquired other real estate and repossessed assets of $92 thousand. Excluding the acquired nonperforming assets, nonperforming assets increased by $1.0 million and totaled $4.3 million at December 31, 2015. This increase was primarily the result of one large loan relationship that was foreclosed on during the third quarter of 2015. Asset quality has been and will continue to be a primary focus of management.

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

COMPOSITION OF DEPOSITS

	As of
	December 31,
(Dollars in thousands)	2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$382,946	25.29%	$217,643	22.41	$128,837	19.00%
Interest-bearing demand	202,649	13.38	154,816	15.94	107,060	15.79
Savings and money market	611,887	40.40	392,394	40.41	304,071	44.85
Time less than $100k	87,069	5.75	74,367	7.66	15,979	2.36
Time equal to or greater than $100k and less than $250k	85,151	5.62	46,538	4.79	35,593	5.25
Time equal to or greater than $250k	144,756	9.56	85,302	8.79	86,491	12.76
Total deposits	$1,514,458	100.00%	$971,060	100.00	$678,031	100.00%

Total deposits were $1.51 billion at December 31, 2015, an increase of $543.4 million from December 31, 2014. Excluding the assumed Reunion deposits, deposits increased by $265.7 million, or 27.4%, during 2015. During 2014, deposits increased by $293.0 million. Total deposits at December 31, 2013 included a short-term certificate of deposit totaling $35.0 million securing a short-term loan in the same amount. Excluding this short-term deposit and the assumed United deposits, deposits increased by $127.5 million, or 19.8%, during 2014. During 2014, we issued brokered certificates of deposit of $48.9 million to fund a portion of the CBI acquisition. Deposit growth has been a point of emphasis, and we have benefitted from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits.

The following table details the maturities of time deposits greater than $100,000 and other time deposits. Other time deposits include brokered certificates of deposit and internet certificates of deposit. Large certificate of deposit customers and brokered and internet certificate of deposit customers tend to be more sensitive to interest rate levels.

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

AND OTHER TIME DEPOSITS

	December 31, 2015
		Over three	Over one year
	Three months	through	through	Greater than
(Dollars in thousands)	or less	twelve months	three years	three years	Total
Certificates of deposit of $100,000 or more	$38,440	$115,797	$41,134	$22,244	$217,615
Other time deposits	11,129	10,197	28,419	1,482	51,227
Total	$49,569	$125,994	$69,553	$23,726	$268,842

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $22.0 million at December 31, 2015, 2014 and 2013. We have not initiated any additional borrowings from the FHLB since 2012. We have access to brokered deposits and issued $48.9 million in brokered deposits during 2014 to fund a portion of the CBI acquisition. We had brokered deposits of $38.9 million and $48.9 million at December 31, 2015 and 2014, respectively. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit with maturities of three to five years at rates that are lower than we would offer in our local market, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificate of deposit balances of $12.3 million, $14.0 million, and $13.0 million at December 31, 2015, 2014, and 2013, respectively.

Liquidity

Market and public confidence in our financial strength and in financial institutions in general will significantly impact our access to appropriate levels of liquidity. This confidence is dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure our liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily, weekly, and monthly basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of failing to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations in a cost-effective manner and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, we focus on both assets and liabilities and on the manner in which they provide adequate liquidity to meet our needs.

Funds are available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans, and investment security cash flows. Other funding sources include federal funds purchased, brokered certificates of deposit, and borrowings from the FHLB.

Cash and cash equivalents at December 31, 2015, 2014, and 2013 were $212.5 million, $123.4 million, and $124.1 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2015 to fund loans and to meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS

As of December 31, 2015

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$15,000	$5,000	$2,000	$-	$22,000
Certificates of deposit of less than $100k	45,323	36,109	5,637	-	87,069
Certificates of deposit of $100k or more	155,628	50,377	23,902	-	229,907
Operating leases	1,067	1,589	963	2,929	6,548
Total contractual obligations	$217,018	$93,075	$32,502	$2,929	$345,524

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

CREDIT EXTENSION COMMITMENTS

	As of
		December 31,
	2015	2014	2013
	Amount	Amount	Amount
Unfunded lines	$311,424	$182,820	$141,887
Letters of credit	10,206	8,085	4,066
Total credit extension commitments	$321,630	190,905	$145,953

Interest Sensitivity and Market Risk

Interest Sensitivity

We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. Our principal monitoring technique is simulation analysis, which is augmented by “gap” analysis.

In simulation analysis, we review each individual asset and liability category and their projected behavior in different interest rate environments. These projected behaviors are based on management’s past experiences and current competitive environments, including the markets in which we compete. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates as output projections of net interest income. We also periodically verify the validity of this approach by comparing actual results with those that were projected in previous models.

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

The following table illustrates our interest rate sensitivity at December 31, 2015, assuming that the relevant assets and liabilities are collected and paid, respectively, based on historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

As of December 31, 2015

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$664,282	25,176	123,656	231,675	214,445	75,200	1,334,434
Securities	608	3,090	4,681	15,527	11,050	45,907	80,863
Cash balances in other banks	185,284	-	-	-	-	-	185,284
Funds sold	-	-	-	-	-	-	-
Total interest-earning assets	$850,174	28,266	128,337	247,202	225,495	121,107	1,600,581

Interest-bearing liabilities
Interest-bearing transactions accounts	$86,388	5,086	22,884	41,383	21,744	25,164	202,649
Savings and money market deposits	364,003	7,778	35,001	89,054	2,351	113,700	611,887
Time deposits	29,701	30,261	148,851	78,623	29,250	290	316,976
Federal Home Loan Bank and other borrowed money	15,000	-	-	5,000	2,000	-	22,000
Total interest-bearing liabilities	$495,092	43,125	206,736	214,060	55,345	139,154	1,153,512

Interest sensitivity gap
Period gap	$355,082	(14,859)	(78,399)	33,142	170,150	(18,047)	447,069
Cumulative gap	355,082	340,223	261,824	294,966	465,116	447,069
Cumulative gap - Rate-Sensitive Assets/Rate-Sensitive Liabilities	22.18%	21.26	16.36	18.43	29.06	27.93

(1)	Includes mortgage loans held-for-sale

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

Market Risk

Our earnings are dependent, to a large degree, on our net interest income, which is the difference between interest income earned on all earning assets, primarily loans and securities, and interest paid on all interest bearing-liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from inherent interest rate risk in our lending, investing, and deposit-gathering activities. We seek to reduce our exposure to market risk by actively monitoring and managing interest rate risk. Management relies on the static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest-earning assets and interest-bearing liabilities, which quantifies, to a large extent, the degree of market risk inherent in our balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest-bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 400 basis points below the current prevailing rates to 400 basis points above the current prevailing rates. Management makes certain assumptions as to the effect that varying levels of interest rates have on certain earning assets and interest-bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

The following table illustrates the results of our simulation analysis to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased by the specified amounts from current rates. As noted above, this model uses estimates and assumptions regarding asset and liability account reactions to changes in prevailing interest rates. However, to isolate the market risk inherent in the balance sheet, the model assumes that no growth in the balance sheet occurs during the projection period. This model also assumes an immediate and parallel shift in interest rates, which would result in no change in the shape or slope of the interest rate yield curve. Because of the use of these estimates and assumptions in the simulation model to derive this market risk information, the actual results of the future impact of market risk on our net interest margin may (and most likely will) differ from that found in the table.

MARKET RISK

	Impact on Net Interest Income
	As of December 31,
Change in prevailing interest rates	2015	2014	2013
+400 basis points	21.26%	20.42%	23.31%
+300 basis points	15.89	15.10	17.13
+200 basis points	10.48	9.54	10.61
+100 basis points	5.08	4.21	4.55
0 basis points	-	-	-
-100 basis points	(3.85)	(1.23)	(1.82)
-200 basis points	(8.95)	(4.58)	(7.33)
-300 basis points	(13.17)	(6.83)	(11.00)
-400 basis points	(13.96)	(7.61)	(12.38)

Capital Resources

Total shareholders’ equity attributable to us at December 31, 2015 was $209.3 million, or 11.9% of total assets. At December 31, 2014, total shareholders’ equity attributable to us was $128.9 million, or 11.3% of total assets. The increase in shareholders’ equity for 2015 was attributable to our initial public offering completed during March 2015, the Reunion acquisition in October 2015, and net income for 2015.

On March 18, 2015, we sold 1,642,000 shares of common stock at $19.50 per share in an underwritten initial public offering. The underwriters had an option to purchase an additional 255,000 shares, which they exercised on March 27, 2015. In total, we sold 1,897,000 shares and raised approximately $33.8 million, net of offering expenses.

In July 2013, the Federal Reserve and the OCC issued final rules implementing the Basel III regulatory capital framework, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules. Among other things, the rules (i) revised the minimum capital requirements and adjusted the prompt corrective action thresholds applicable to financial institutions under the agencies’ jurisdiction, (ii) revised the regulatory capital elements, (iii) added a new common equity Tier 1 capital ratio, (iv) increased the minimum Tier 1 capital ratio requirements, and (v) implemented a new capital conservation buffer. The rules permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and Bank have made the election to retain the existing treatment for accumulated other comprehensive income.

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures, such as common equity Tier 1 capital, Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well−capitalized” institution, as that term is defined by the Bank’s regulators. As of December 31, 2015, the Bank was “well-capitalized” under the regulatory framework for prompt corrective action.

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

The table below calculates and presents regulatory capital based on the new regulatory capital ratio requirements under Basel III that became effective on January 1, 2015, as well as the regulatory capital ratios in effect on December 31, 2014 and 2013. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three-year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The ratios for the Company and Bank are currently sufficient to satisfy the fully phased-in conservation buffer.

The following table sets forth selected consolidated capital ratios at December 31, 2015, 2014 and 2013 for both NBC and NCC. ULB consolidated capital ratios are shown for December 31, 2014 only. ULB was not acquired until December 2014 and then was merged with and into NBC on February 28, 2015.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$161,023	11.91%	$108,178	8.00%	N/A	N/A
NBC	$151,386	11.21%	108,085	8.00%	$135,106	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$151,181	11.18%	$81,134	6.00%	N/A	N/A
NBC	$141,544	10.48%	$81,064	6.00%	$108,085	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$151,181	11.18%	$60,850	4.50%	N/A	N/A
NBC	$141,544	10.48%	$60,798	4.50%	$87,819	6.50%
Tier 1 Capital (to Average Assets)
NCC	$151,181	9.68%	$62,501	4.00%	N/A	N/A
NBC	$141,544	9.05%	$62,575	4.00%	$78,219	5.00%
As of December 31, 2014
Total Capital (to Risk-Weighted Assets)
NCC	$106,289	11.75%	$72,367	8.00%	N/A	N/A
NBC	$84,148	11.42%	$58,948	8.00%	$73,685	10.00%
ULB	$18,731	11.31%	$13,249	8.00%	$16,561	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$96,487	10.66%	$36,205	4.00%	N/A	N/A
NBC	$74,927	10.16%	$29,499	4.00%	$44,248	6.00%
ULB	$18,731	11.31%	$6,625	4.00%	$9,937	6.00%
Tier 1 Capital (to Average Assets)
NCC	$96,487	10.68%	$36,137	4.00%	N/A	N/A
NBC	$74,927	8.57%	$34,972	4.00%	$43,715	5.00%
ULB	$18,731	8.60%	$8,712	4.00%	$10,890	5.00%
As of December 31, 2013
Total Capital (to Risk-Weighted Assets)
NCC	$92,718	15.83%	$46,847	8.00%	N/A	N/A
NBC	$91,918	15.71%	$46,803	8.00%	$58,504	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$85,376	14.58%	$23,423	4.00%	N/A	N/A
NBC	$84,583	14.46%	$23,402	4.00%	$35,103	6.00%
Tier 1 Capital (to Average Assets)
NCC	$85,376	12.18%	$28,043	4.00%	N/A	N/A
NBC	$84,583	12.07%	$28,042	4.00%	$35,053	5.00%

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is contained in Part II, Item 7 herein under the heading “Interest Sensitivity and Market Risk.”

Item 8.	Financial Statements and Supplementary Data.

NATIONAL COMMERCE CORPORATION

Consolidated Balance Sheets

December 31. 2015 and 2014

(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$27,173	14,236
Interest-bearing deposits with banks	185,284	109,199
Cash and cash equivalents	212,457	123,435
Investment securities held-to-maturity (fair value of $27,843 at December 31, 2015)	27,458	-
Investment securities available-for-sale	53,405	34,932
Other investments	6,235	5,421
Mortgage loans held-for-sale	15,020	9,329
Loans, net of unearned income	1,319,414	888,721
Less: allowance for loan losses	9,842	9,802
Loans, net	1,309,572	878,919
Premises and equipment, net	31,432	27,560
Accrued interest receivable	3,510	2,193
Bank-owned life insurance	27,223	10,641
Other real estate	3,965	1,008
Deferred tax assets, net	14,190	11,444
Goodwill	50,686	28,834
Core deposit intangible, net	2,788	1,757
Other assets	5,428	2,953
Total assets	$1,763,369	1,138,426
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$382,946	217,643
Interest-bearing demand	202,649	154,816
Savings and money market	611,887	392,394
Time	316,976	206,207
Total deposits	1,514,458	971,060
Federal Home Loan Bank advances	22,000	22,000
Accrued interest payable	627	431
Other liabilities	9,648	8,774
Total liabilities	1,546,733	1,002,265
Commitments and contingencies
Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, at December 31, 2015, 30,000,000 shares authorized and 10,824,969 shares issued and outstanding; at December 31, 2014, 12,500,000 shares authorized and 7,541,541 shares issued and outstanding	108	75
Additional paid-in capital	202,456	131,455
Retained earnings (deficit)	6,152	(3,453)
Accumulated other comprehensive income	548	845
Total shareholders' equity attributable to National Commerce Corporation	209,264	128,922
Noncontrolling interest	7,372	7,239
Total shareholders' equity	216,636	136,161
Total liabilities and shareholders' equity	$1,763,369	1,138,426

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Consolidated Statements of Earnings

For the Years Ended December 31, 2015, 2014, and 2013

(In thousands, except per share data)

	2015	2014	2013
Interest and dividend income:
Interest and fees on loans	$52,720	29,812	21,642
Interest and dividends on taxable investment securities	1,154	1,178	1,330
Interest on non-taxable investment securities	466	169	134
Interest on interest-bearing deposits and federal funds sold	505	183	206
Total interest income	54,845	31,342	23,312
Interest expense:
Interest on deposits	4,354	2,427	2,102
Interest on borrowings	442	442	511
Total interest expense	4,796	2,869	2,613
Net interest income	50,049	28,473	20,699
Provision for loan losses	1,113	978	-
Net interest income after provision for loan losses	48,936	27,495	20,699
Other income:
Service charges and fees on deposit accounts	1,288	714	630
Mortgage origination and fee income	5,278	3,752	4,035
Merchant sponsorship revenue	861	-	-
Income from bank-owned life insurance	433	242	236
Wealth management fees	53	58	89
(Loss) gain on other real estate	(24)	13	62
(Loss) gain on sale of investment securities available-for-sale	-	(33)	47
Other	570	286	203
Total other income	8,459	5,032	5,302
Other expense:
Salaries and employee benefits	21,364	13,379	11,495
Commission-based compensation	3,744	2,136	1,948
Occupancy and equipment	3,584	1,944	1,727
Core deposit intangible amortization	508	18	-
Other	11,045	5,976	4,515
Total other expense	40,245	23,453	19,685
Earnings before income taxes	17,150	9,074	6,316
Income tax expense	5,476	3,159	2,310
Net earnings	11,674	5,915	4,006
Less: Net earnings attributable to noncontrolling interest	2,069	512	-
Net earnings attributable to National Commerce Corporation	$9,605	5,403	4,006
Basic earnings per common share	$1.04	0.92	0.70
Diluted earnings per common share	$1.02	0.91	0.69

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013
Net earnings	$9,605	5,403	4,006
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized gains (losses) arising during the period, net of tax of $(160), $287 and $(635) in 2015, 2014, and 2013, respectively	(297)	533	(1,180)
Reclassification adjustment for losses (gains) included in net earnings, net of tax of $12 and $(17) in 2014 and 2013, respectively	-	21	(30)
Other comprehensive (loss) income	(297)	554	(1,210)
Comprehensive income	$9,308	5,957	2,796

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2015, 2014, and 2013

(In thousands)

	Common Stock	Non-voting Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2012	5,164	566	91,481	(12,862)	1,501	-	85,850
Share-based compensation expense	-	-	293	-	-	-	293
Net earnings attrbutable to National Commerce Corporation	-	-	-	4,006	-	-	4,006
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	-	(1,210)	-	(1,210)
Balance, December 31, 2013	5,164	566	91,774	(8,856)	291	-	88,939
Share-based compensation expense	-	-	358	-	-	-	358
Net earnings attributable to National Commerce Corporation	-	-	-	5,403	-	-	5,403
Reclassification for Delaware reincorporation	(5,108)	(566)	5,674	-	-	-	-
Exercise of stock options and warrants	1	-	614	-	-	-	615
Sale of common stock, net of offering expenses of $28	2	-	2,970	-	-	-	2,972
Acquisition of United, net of offering expenses of $272	16	-	30,067	-	-	-	30,083
Initial noncontrolling interest	-	-	-	-	-	6,934	6,934
Net earnings attributable to noncontrolling interest	-	-	-	-	-	512	512
Distributions paid to noncontrolling interest	-	-	-	-	-	(207)	(207)
Share repurchase and retirement	-	-	(2)	-	-	-	(2)
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	-	554	-	554
Balance, December 31, 2014	75	-	131,455	(3,453)	845	7,239	136,161
Share-based compensation expense	-	-	930	-	-	-	930
Net earnings attributable to National Commerce Corporation	-	-	-	9,605	-	-	9,605
Exercise of stock options	1		671	-	-	-	672
Tax benefit resulting from exercise of stock options, net of adjustment	-	-	59	-	-	-	59
Sale of common stock, net of offering expenses of $732	19	-	33,744	-	-	-	33,763
Acquisition of Reunion, net of offering expenses of $219	13	-	35,597	-	-	-	35,610
Net earnings attributable to noncontrolling interest	-	-	-	-	-	2,069	2,069
Distributions paid to noncontrolling interest	-	-	-	-	-	(1,936)	(1,936)
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	-	(297)	-	(297)
Balance, December 31, 2015	$108	-	202,456	6,152	548	7,372	216,636

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014, and 2013

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net earnings	$9,605	5,403	4,006
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,113	978	-
Net earnings attributable to noncontrolling interest	2,069	512	-
Depreciation, amortization, and accretion	2,963	933	757
Loss (gain) on sale of investment securities available-for-sale	-	33	(47)
Loss (gain) on ineffective portion of fair value hedge derivative	23	128	(16)
Change in mortgage loan derivative	(86)	(18)	(79)
Deferred tax expense	1,640	552	1,901
Loss on trade or sale of premises and equipment	85	1	-
Share-based compensation expense	930	358	293
Income from bank-owned life insurance	(433)	(242)	(236)
Loss (gain) on other real estate	24	(13)	(62)
Other real estate non-cash write downs	100	-	-
Change in:
Mortgage loans held-for-sale	(5,691)	(2,170)	6,677
Other assets and accrued interest receivable	12,380	(1,321)	134
Other liabilities and accrued interest payable	944	(486)	(118)
Net cash provided by operating activities	25,666	4,648	13,210
Cash flows from investing activities (net of effect of business combinations):
Proceeds from calls, maturities, and paydowns of securities available-for-sale	10,103	5,386	11,206
Proceeds from sale of securities available-for-sale	-	35,377	952
Purchases of securities available-for-sale	(12,898)	(1,501)	(21,225)
Purchases of securities held-to-maturity	(24,545)	-	-
Proceeds from sale of other investments	702	427	113
Purchases of other investments	(1,516)	(160)	(246)
Net cash (paid) received in acquisitions	(4,233)	20,170	-
Net change in loans	(177,978)	(75,195)	(142,514)
Proceeds from sale of other real estate	169	65	329
Investment in bank-owned life insurance	(12,051)	-	-
Proceeds from the sale of premises and equipment	49	-	-
Purchases of premises and equipment	(2,968)	(2,832)	(4,076)
Net cash used by investing activities	(225,166)	(18,263)	(155,461)
Cash flows from financing activities (net of effect of business combinations):
Net change in deposits	265,768	92,483	97,795
Repayment of Federal Home Loan Bank advances	-	(4,874)	(2,500)
Repayment of short-term debt	(9,526)	(77,801)	-
Repayment of non-recourse debt	-	-	(195)
Cash distribution paid to noncontrolling interests	(1,936)	(207)	-
Stock repurchase	-	(2)	-
Proceeds from stock offering	34,495	3,000	-
Stock offering expenses	(732)	(28)	-
Stock offering expenses related to acquisition	(219)	(272)	-
Proceeds from exercise of options and warrants	672	615	-
Net cash provided by financing activities	288,522	12,914	95,100
Net change in cash and cash equivalents	89,022	(701)	(47,151)
Cash and cash equivalents at beginning of the period	123,435	124,136	171,287
Cash and cash equivalents at end of the period	$212,457	123,435	124,136

NATIONAL COMMERCE CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2015, 2014, and 2013

(In thousands)

Supplemental disclosure of cash flow information:	2015	2014	2013
Cash paid during the period for:
Interest	$4,600	2,914	2,723
Income taxes	$3,545	3,233	505
Non-cash investing and financing activities:
Change in unrealized (losses) gains on securities available-for-sale, net of tax	$(297)	554	(1,210)
Transfer of loans to other real estate	$3,173	-	1,017
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	$327,198	307,148	-
Liabilities assumed in acquisitions	$287,136	290,029	-
Tax benefit resulting from exercise of stock options	$59	-	-

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of National Commerce Corporation (the “Company”) and its wholly-owned banking subsidiary, National Bank of Commerce (“NBC” or the “Bank”) and wholly-owned non-banking subsidiary, National Commerce Risk Management, Inc., a captive insurance company used to insure certain corporate risks. The consolidated financial statements also include the accounts of NBC’s majority-owned subsidiary, CBI Holding Company, LLC (“CBI”), which owns Corporate Billing, LLC (“Corporate Billing”). Corporate Billing is a transaction–based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection, and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. The Bank provides a full range of commercial and consumer banking services throughout Alabama and in central and northeast Florida. NBC is primarily regulated by the Office of the Comptroller of Currency (“OCC”) and undergoes periodic examinations by the OCC. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is also subject to periodic examinations by the Federal Reserve.

During 2015, the Company’s banking subsidiary, United Legacy Bank, was merged with and into NBC. The Company’s non-banking subsidiary, RBCF Holdings, Inc., was dissolved and its assets contributed to NBC. This non-banking subsidiary was a former subsidiary of United Group Banking Company of Florida, Inc. and was formed to hold certain nonperforming loans.

The accounting principles followed by the Company and the method of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), Federal Home Loan Bank (“FHLB”) and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain certain average reserve balances with the FRB or in cash. At December 31, 2015 and 2014, the Company’s reserve requirement was approximately $12,218,000 and $2,436,000, respectively.

Investment Securities

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2015, securities classified as held-to-maturity totaled $27,458,000, and available-for-sale securities totaled $53,405,000. At December 31, 2014, all securities were classified as available-for-sale.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

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

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis. A decline in the market value of any investment below cost that is deemed other-than-temporary is charged to earnings for the decline in value deemed to be credit-related, and a new cost basis in the security is established. The decline in value attributed to non-credit-related factors is recognized in other comprehensive income.

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

A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral of the loan if the loan is collateral-dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied to principal. When a borrower has demonstrated the capacity to service the debt for a reasonable period of time, management may elect to resume the accrual of interest on the loan.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on judgments different than those of management.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership), (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at the lower of aggregate cost or estimated market value. Gains and losses on mortgage loans held-for-sale are included in the determination of income for the period in which the sales occur. At December 31, 2015 and 2014, the cost of mortgage loans held-for-sale approximates the market value.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are charged to the property accounts, while replacements, maintenance, and repairs that do not improve or extend the life of the respective assets are expensed currently. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss, if any, is recognized. Depreciation expense is computed using the straight-line method over the following estimated useful lives:

	Useful Life (in years)
Building and improvements	10	-	40
Furniture and equipment	5	-	10
Leasehold improvements		18
Computer equipment		3

Other Real Estate and Repossessed Assets

Other real estate represents properties acquired through or in lieu of loan foreclosure and is initially recorded at fair value less estimated disposal costs. Costs of improvements are capitalized, whereas costs relating to holding other real estate and valuation adjustments are expensed. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other real estate.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The Company recognizes the full fair value of the assets acquired and liabilities assumed and immediately expenses transaction costs. There is no separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet, as credit-related factors are incorporated directly into the fair value of the net tangible and intangible assets acquired. If the amount of consideration exceeds the fair value of assets purchased less the fair value of liabilities assumed, goodwill is recorded. Alternatively, if the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid, a gain is recorded. Fair values are subject to refinement for up to one year after the closing date of an acquisition as additional information affecting closing date fair values becomes available. Results of operations of the acquired business are included in the statement of income from the effective date of the acquisition. Additional information regarding acquisitions is provided in Note 2.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performs its annual test of impairment in the fourth quarter of each year.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

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

Purchased Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. When the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan losses to the extent of prior provisions and an adjustment to accretable discount if no prior provisions have been made. This increase in accretable discount has a positive impact on interest income. In addition, purchased loans without evidence of credit deterioration are also handled under this method.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In the event that the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities result in deferred tax assets, an evaluation of the probability of realizing the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company currently evaluates income tax positions judged to be uncertain. A loss contingency reserve is accrued if: (i) it is probable that the tax position will be challenged, (ii) it is probable that the future resolution of the challenge will confirm that a loss has been incurred, and (iii) the amount of such loss can be reasonably estimated.

Derivative Financial Instruments and Hedging Activities

In the normal course of business, the Company enters into derivative contracts to manage interest rate risk by modifying the characteristics of the related balance sheet instruments in order to reduce the adverse effect of changes in interest rates.

All derivatives are recognized on the balance sheet at their value in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities. On the date that the derivative contract is entered into, the Company designates the derivative as a hedge of fair value of a recognized asset or liability or of an unrecognized firm commitment. Changes in the fair value of a derivative that are highly effective, and that are designated and qualify as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. When it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

Mortgage Banking Derivative Commitments

In connection with its mortgage banking activities, the Company enters into loan commitments to fund residential mortgage loans at specified interest rates and within a specified period of time, generally up to 60 days from the time of the rate lock. A loan commitment related to a loan that will be held for sale upon funding is a derivative instrument under ASC 815, which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities, with changes in its value recorded in income from mortgage banking operations.

To hedge the exposure of changes in interest rates impacting the fair value of loans held for sale and related loan commitments, the Company typically enters into forward sales commitments with its secondary market investors at the time that a loan commitment is granted to lock in the ultimate sale and price of the loan. These commitments are generally on a best-efforts basis. Accordingly, our sales commitment derivative instruments are not considered material.

As of December 31, 2015 and 2014, the fair value of the Company’s interest rate lock commitment derivatives was approximately $184,000 and $98,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. The Company recognized income relating to interest rate lock commitment derivatives of $86,000, $18,000, and $79,000 during the years ended December 31, 2015, 2014, and 2013, respectively. These amounts are included in mortgage origination and fee income in the consolidated statements of earnings.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using a fair value-based method of accounting, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Accumulated Other Comprehensive Income

At December 31, 2015, 2014, and 2013, accumulated other comprehensive income consisted of net unrealized gains on investment securities available-for-sale.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

Net Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares are excluded from the diluted earnings per share computation and totaled approximately 5,000 and 30,000 during 2014 and 2013, respectively. During 2015, there were no anti-dilutive potential common shares.

The reconciliation of the components of basic and diluted earnings per share is as follows:

	2015	2014	2013

Net earnings available to common shareholders	$9,605	5,403	4,006

Weighted average common shares outstanding	9,238,784	5,888,862	5,730,114
Dilutive effect of stock options	60,823	19,266	6,511
Dilutive effect of directors' deferred shares	10,398	-	-
Dilutive effect of performance share awards	85,736	52,071	27,660
Diluted common shares	9,395,741	5,960,199	5,764,285

Basic earnings per common share	$1.04	0.92	0.70
Diluted earnings per common share	$1.02	0.91	0.69

Reclassifications

Certain 2014 and 2013 amounts have been reclassified to conform to the presentation used in 2015. These reclassifications had no material effect on the operations, financial condition, or cash flows of the Company.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not awarded any share-based payments with a performance target that could be achieved after the requisite service period, and, therefore, the adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments modify the evaluation that reporting organizations must perform to determine whether certain legal entities should be consolidated as variable interest entities (“VIEs”). Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU 2015-02 to determine the potential impact that the new standard will have on the Company's consolidated financial statements but does not anticipate that it will have a material impact on the Company’s financial position or results of operations.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 is effective upon issuance for all entities. The Company is currently evaluating this guidance to determine the impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date, with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the provisions of this amendment to determine the potential impact that the new standard will have on the Company's consolidated financial statements as it relates to future business combinations.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-1: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will evaluate the provisions of this ASU to determine the potential impact that the new standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this update supersedes the requirements in ASC Topic 840, Leases. The update will require business entities to recognize lease assets and liabilities on the balance sheet and to disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements. Adoption of this guidance is expected to increase the assets and liabilities of the Company.

(2)	Business Combinations

Reunion Bank of Florida

On October 31, 2015, the Company completed its acquisition of Reunion Bank of Florida (“Reunion”), a Florida banking corporation headquartered in Tavares, Florida. At acquisition, Reunion was merged with and into NBC. Reunion had a total of four full-service banking locations and two loan production offices located in five counties in central and northeast Florida. Reunion’s common shareholders were entitled to receive either 0.7273 shares of the Company’s common stock, $16.00 in cash, or a combination of stock and cash for each share of Reunion’s common stock, subject to certain allocation limitations and proration procedures set forth in the merger agreement. Specifically, 80% of the shares of Reunion common stock, or 1,841,418 shares, were converted into newly issued shares of the Company’s common stock, and the remaining 20% of the shares of outstanding Reunion common stock, or 460,355 shares, were converted into the right to receive cash. The Company paid cash for cash elections and in lieu of fractional shares totaling $7,368,809 and issued 1,339,129 shares of the Company’s common stock. The aggregate estimated value of the consideration was $43,198,000. The Company recorded $20,639,000 of goodwill, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Approximately $219,000 of direct stock issuance costs for the acquisition were incurred and charged against additional paid-in capital, and other acquisition expenses of approximately $522,000 were charged directly to other noninterest expense.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

The acquisition of Reunion was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding the methods and assumptions to be used. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

The following table presents the assets acquired and liabilities assumed of Reunion as of October 31, 2015, at their initial fair value estimates:

	As Recorded By Reunion	Fair Value Adjustments		As Recorded By the Company
Cash and cash equivalents	$3,136	-		3,136
Investment securities	19,261	(135)	a	19,126
Loans	265,492	(7,078)	b	258,414
Allowance for loan losses	2,429	(2,429)	c	-
Net loans	263,063	(4,649)		258,414
Premises and equipment, net	3,922	-		3,922
Core deposit intangible	-	1,539	d	1,539
Bank-owned life insurance	4,098	-		4,098
Other real estate and repossessions	92	-		92
Other assets	21,371	(2,003)	e	19,368
Total Assets	$314,943	(5,248)		309,695
				-
Non-interest bearing	$80,382	-		80,382
Interest-bearing	196,957	320	f	197,277
Total Deposits	277,339	320		277,659

Other liabilities	10,561	(1,084)	e	9,477
Total Liabilities	287,900	(764)		287,136
				-
Net identifiable assets acquired over liabilities assumed	27,043	(4,484)		22,559

Goodwill	-	20,639		20,639

Net assets acquired over liabilities assumed	$27,043	16,155		43,198

Consideration:

Shares of common stock issued	1,339,129
Estimated value per share of the Company's stock	$25.11

Fair value of Company stock issued	33,626
Cash paid for shares and in lieu of fractional shares	7,369
Value of assumed stock options	2,203

Fair value of total consideration transferred	$43,198

Explanation of fair value adjustments

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment reflects the elimination of Reunion’s allowance for loan losses.
d.	Adjustment reflects the recording of core deposit intangible asset.
e.	Adjustment to record the deferred tax asset created by purchase adjustments and reclassify income tax payable accounts.
f.	Adjustment reflects the fair value adjustment to time deposit accounts.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

The discounts on loans will be accreted to interest income over the estimated average life of the loans using the level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

CBI Holding Company, LLC

On August 29, 2014, NBC acquired 70% of the outstanding units of CBI, which owns Corporate Billing, a receivables factoring business headquartered in Decatur, Alabama. CBI operates as a subsidiary of NBC. NBC has an option to purchase the remaining 30% interest for a purchase price based on a multiple of CBI’s earnings. The option is exercisable at any time beginning on August 29, 2019 and expires on August 29, 2022.

The primary reasons for the purchase were to utilize a portion of the Company’s excess capital and liquidity in a highly profitable business line to enhance revenue production and to diversify the Company’s earnings base.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. NBC paid $16,181,000 cash for a 70% interest in CBI. Upon consolidation, the Company will record all of the assets and liabilities of CBI. As a result, the Company recorded $23,115,000 of goodwill. For income tax purposes, this acquisition was treated as an asset purchase, and deferred taxes have been established for the difference between book and tax basis of assets and liabilities where appropriate.

Fair value estimates are based on the information available and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Given an average life for CBI’s receivables of 35 to 40 days, the assets and liabilities of CBI are very short-term in nature, and the book value was deemed to be the fair value, with the exception of a $175,000 discount on the purchased factored receivables, which was accreted into income during September 2014 in accordance with the average life of the related receivables.

The table below summarizes the estimates of fair value of the assets purchased, including goodwill, and the liabilities assumed as of August 29, 2014.

Assets:
Cash and cash equivalents	$2,233
Factored receivables	81,559
Premises and equipment, net	444
Other assets	157
Goodwill	23,115
Total assets	107,508

Liabilities:
Other liabilities	6,592
Note payable	77,801
Total liabilities	84,393

Non-controlling interest	6,934

Purchase price	$16,181

United Group Banking Company of Florida, Inc.

On December 15, 2014, the Company completed its acquisition of United Group Banking Company of Florida, Inc. (“UGB”), a bank holding company headquartered in Longwood, Florida. At that time, UGB’s wholly-owned non-banking subsidiary, RBCF Holdings, LLC, became a wholly-owned subsidiary of the Company. UGB’s wholly-owned banking subsidiary, United Legacy Bank (“United”), merged with and into NBC on February 28, 2015. United had a total of six banking locations located in the greater Orlando area. Upon consummation of the acquisition, UGB was merged with and into the Company, with the Company as the surviving entity in the merger. UGB’s common shareholders were entitled to receive either 0.057794 shares of the Company’s common stock, $1.30 in cash, or a combination stock and cash in exchange for each share of UGB’s common stock. The total amount of cash paid by the Company was capped at $2,950,000 in the merger agreement. The Company paid cash for cash elections and in lieu of fractional shares totaling $2,953,884 and issued 1,617,027 shares of the Company’s common stock. The aggregate estimated value of the consideration was $33,309,000. The Company recorded $5,719,000 of goodwill, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Approximately $272,000 of direct stock issuance costs for the acquisition were incurred and charged against additional paid-in capital, and other acquisition expenses of approximately $368,000 were charged directly to other noninterest expense.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

The acquisition of UGB was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding the methods and assumptions to be used. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

The following table presents the assets acquired and liabilities assumed of UGB as of December 15, 2014, at their initial fair value estimates:

	As Recorded	Fair Value		As Recorded
	By UGB	Adjustments		By the Company
Cash and cash equivalents	$37,072	-		37,072
Investment securities	26,376	(966)	a	25,410
Loans	154,334	(4,408)	b	149,926
Allowance for loan losses	2,162	(2,162)	c	-
Net loans	152,172	(2,246)		149,926
Premises and equipment, net	8,292	648	d	8,940
Core deposit intangible	-	1,776	e	1,776
Bank-owned life insurance	2,151	-		2,151
Other real estate and repossessions	818	(260)	f	558
Other assets	7,269	125	g	7,394
Total Assets	$234,150	(923)		233,227
				-
Non-interest bearing	$50,007	-		50,007
Interest-bearing	150,539	-		150,539
Total Deposits	200,546	-		200,546
FHLB advances	4,865	9	h	4,874
Other liabilities	217	-		217
Total Liabilities	205,628	9		205,637
				-
Net identifiable assets acquired over liabilities assumed	28,522	(932)		27,590

Goodwill	-	5,719		5,719

Net assets acquired over liabilities assumed	$28,522	4,787		33,309

Consideration:

Shares of common stock issued	1,617,027
Estimated value per share of the Company's stock	$18.72

Fair value of Company stock issued	30,271
Cash paid for shares and in lieu of fractional shares	2,954
Value of assumed stock options	84

Fair value of total consideration transferred	$33,309

Explanation of fair value adjustments

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at the acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment reflects the elimination of UGB’s allowance for loan losses.
d.	Adjustment reflects the fair value adjustment on UGB’s main office location.
e.	Adjustment reflects the recording of core deposit intangible asset.
f.	Adjustment reflects the fair value adjustment based on the evaluation of the acquired other real estate and repossessed assets.
g.	Adjustment to record the deferred tax asset created by purchase adjustments.
h.	Adjustment reflects the fair value adjustment to the FHLB borrowings.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

The discounts on loans will be accreted to interest income over the estimated average life of the loans using the level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

The following unaudited supplemental pro forma information is presented to show estimated results assuming CBI, UGB, and Reunion were acquired as of the beginning of each period presented. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisitions as of January 1, 2014 or 2015 and should not be considered as representative of future operating results. The 2015 results include a loss on sale of securities of $610,000 recorded by Reunion prior to the acquisition.

	For The Year Ended
	December 31,
	2015	2014
Net interest income - pro forma (unaudited)	$58,708	$52,022
Net earnings - pro forma (unaudited)	$10,727	$8,961
Diluted earnings per common share - (unaudited)	$1.02	$1.01

In many cases, determining the fair value of acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations is related to the fair valuation of acquired loans. Acquired loans are initially recorded at their acquisition date fair values. The carryover of the allowance for loan losses is prohibited, as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions including the remaining life of the acquired loans, estimated prepayments, estimated value of the underlying collateral, and net present value of cash flows expected to be collected. Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the acquirer will be unable to collect all contractually required payments are specifically identified and analyzed. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan.

Loans at the acquisition date for Reunion and UGB are presented in the following tables.

	Reunion
	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Commercial, financial, and agricultural	$296	36,601	36,897
Real estate - mortgage	4,717	188,648	193,365
Real estate - construction	116	23,931	24,047
Consumer	34	4,071	4,105
Total	$5,163	253,251	258,414

	UGB
	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Commercial, financial, and agricultural	$929	22,274	23,203
Real estate - mortgage	6,844	105,361	112,205
Real estate - construction	918	7,377	8,295
Consumer	336	5,887	6,223
Total	$9,027	140,899	149,926

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

The following table presents information about the purchased credit-impaired loans at acquisition for Reunion and UGB.

	Reunion	UGB
Contractually required principal and interest payments	$9,348	$11,956
Non-accretable difference	4,185	2,929
Cash flows expected to be collected	5,163	9,027
Accretable discount	-	-
Fair value of loans acquired with a deterioration of credit quality	$5,163	$9,027

The following table presents changes in the carrying amount of the accretable yield on acquired loans for the years ended December 31, 2015 and 2014. The Company had no acquisitions prior to the year ended December 31, 2014.

	2015	2014
Balance, beginning of year	$1,467	$-
Acquisition of UGB	-	1,480
Purchase adjustments to UGB accretable yield	314	-
Acquisition of Reunion	2,627	-
Accretion	(743)	(13)
Net transfers from non-accretable difference to accretable yield	394	-
Balance, end of year	$4,059	$1,467

(3)	Investment Securities

Investment securities classified as held-to-maturity and available-for-sale at December 31, 2015 and 2014 are as follows:

	Held-to-Maturity Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Mortgage-backed securities	$6,097	-	16	6,081
Municipal securities	21,361	439	38	21,762
Total held-to-maturity securities	$27,458	439	54	27,843

* No securities were classified as held-to-maturity at December 31, 2014.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Mortgage-backed securities	$48,155	758	187	48,726
Municipal securities	4,407	273	1	4,679
Total available-for-sale securities	$52,562	1,031	188	53,405

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
U.S. Treasury securities	$1,501	-	-	1,501
Mortgage-backed securities	27,723	1,138	111	28,750
Municipal securities	4,408	279	6	4,681
Total available-for-sale securities	$33,632	1,417	117	34,932

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

Details concerning investment securities with unrealized losses as of December 31, 2015 and 2014 are as follows:

	Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$3,960	16	-	-	3,960	16
Municipal securities	1,996	38	-	-	1,996	38
Total held-to-maturity securities	$5,956	54	-	-	5,956	54

* No securities were classified as held-to-maturity at December 31, 2014.

	Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$28,606	128	3,654	59	32,260	187
Municipal securities	498	1	-	-	498	1
Total available-for-sale securities	$29,104	129	3,654	59	32,758	188

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$-	-	7,705	111	7,705	111
Municipal securities	-	-	494	6	494	6
Total available-for-sale securities	$-	-	8,199	117	8,199	117

At December 31, 2015, fifteen out of twenty-six mortgage-backed securities and four out of forty-four municipal securities were in a loss position. At December 31, 2014, three out of thirteen mortgage-backed securities and one out of nine municipal securities were in a loss position. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Because the Company had the ability and intent to hold debt securities until maturity, no declines were deemed to be other than temporary as of December 31, 2015 and 2014.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

During 2015, the Company did not sell any investment securities. During 2014, the Company sold investment securities for proceeds of $35,377,000 and realized a gross loss of $33,000 on those sales. During 2013, the Company sold investment securities for proceeds of $952,000 and realized gross gains of $47,000 on those sales.

At December 31, 2015 and 2014, securities with a carrying value of approximately $58,780,000 and $34,633,000, respectively, were pledged to secure public deposits as required by law and for other purposes.

The amortized cost and estimated fair value of securities classified as held-to-maturity and available-for-sale at December 31, 2015, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal securities:
0 to 5 years	$-	-	$-	-
5 to 10 years	1,047	1,090	-	-
Over 10 years	3,360	3,589	21,361	21,762
Mortgage-backed securities	48,155	48,726	6,097	6,081
Total	$52,562	53,405	$27,458	27,843

(4)	Loans

Major classifications of loans at December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015	December 31, 2014
Commercial, financial, and agricultural	$196,732	131,657
Factored commercial receivables	67,628	82,600
Real estate - mortgage	881,556	577,268
Real estate - construction	152,862	83,663
Consumer	21,116	13,962
	1,319,894	889,150
Less: Unearned fees	480	429
Total loans	1,319,414	888,721
Allowance for loan losses	(9,842)	(9,802)
Total net loans	$1,309,572	878,919

The Bank makes loans and extensions of credit to individuals and a variety of businesses located in its market areas throughout Alabama and in central and northeast Florida. Through Corporate Billing, the Company also purchases receivables from transportation companies and automotive parts and service providers nationwide. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. Portfolio segments utilized by the Bank are identified below. Relevant risk characteristics for these portfolio segments generally include (i) debt service coverage, loan-to-value ratios, and financial performance on non-consumer loans and (ii) credit scores, debt-to-income ratios, collateral type, and loan-to-value ratios for consumer loans.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015, 2014, and 2013. The acquired loans are not included in the allowance for loan losses calculation, as these loans are recorded at fair value and there has been no further indication of credit deterioration that would require an additional provision.

	Commercial,	Factored
	financial, and	commercial	Real estate -	Real estate -
Balance, December 31, 2015	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,523	955	5,047	647	562	1,068	9,802
Provisions charged to operating expense	(226)	(44)	1,114	680	(167)	(244)	1,113
Loans charged off	(31)	(2,316)	(1,402)	-	(164)	-	(3,913)
Recoveries	79	1,905	766	85	5	-	2,840
Balance, December 31, 2015	$1,345	500	5,525	1,412	236	824	9,842

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	$1,345	500	5,525	1,412	236	824	9,842
Loans:
Individually evaluated for impairment	$-	-	19	169	-	-	188
Collectively evaluated for impairment	$196,270	67,628	872,266	152,254	20,846	-	1,309,264
Acquired loans with deteriorated credit quality	$462	-	9,272	439	270	-	10,443

	Commercial,	Factored
	financial, and	commercial	Real estate -	Real estate -
Balance, December 31, 2014	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,398	-	4,449	964	243	2,065	9,119
Provisions charged to operating expense	61	978	988	(350)	298	(997)	978
Loans charged off	(3)	(656)	(429)	-	-	-	(1,088)
Recoveries	67	633	39	33	21	-	793
Balance, December 31, 2014	$1,523	955	5,047	647	562	1,068	9,802

Ending balance, individually evaluated for impairment	$-	473	350	50	-	-	873
Ending balance, collectively evaluated for impairment	$1,523	482	4,697	597	562	1,068	8,929
Loans:
Individually evaluated for impairment	$-	1,605	2,078	198	-	-	3,881
Collectively evaluated for impairment	$130,656	80,995	568,363	82,551	13,627	-	876,192
Acquired loans with deteriorated credit quality	$1,001	-	6,827	914	335	-	9,077

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

	Commercial,	Factored
	financial, and	commercial	Real estate -	Real estate -
Balance, December 31, 2013	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,161	-	5,093	497	170	3,099	10,020
Provisions charged to operating expense	(50)	-	864	162	58	(1,034)	-
Loans charged off	(32)	-	(1,557)	-	-	-	(1,589)
Recoveries	319	-	49	305	15	-	688
Balance, December 31, 2013	$1,398	-	4,449	964	243	2,065	9,119

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	$1,398	-	4,449	964	243	2,065	9,119
Loans:
Individually evaluated for impairment	$27	-	3,344	-	-	-	3,371
Collectively evaluated for impairment	$114,984	-	399,755	58,372	5,323	-	578,434

The Bank individually evaluates for impairment all loans that are on nonaccrual status. Additionally, all troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral (if the loan is collateral-dependent). Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance. During 2015 and 2014, no loans were modified in such a way as to be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of December 31, 2015 and 2014. The purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2015	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	19	55	-	1,523
Real estate - construction	169	178	-	105
Consumer	-	-	-	39
Total	$188	233	-	1,667

Impaired loans with related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	653
Real estate - mortgage	-	-	-	250
Real estate - construction	-	-	-	77
Consumer	-	-	-	-
Total	$-	-	-	980

Total impaired loans:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	653
Real estate - mortgage	19	55	-	1,773
Real estate - construction	169	178	-	182
Consumer	-	-	-	39
Total	$188	233	-	2,647

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2014	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$-	-	-	24
Factored commercial receivables	-	-	-	-
Real estate - mortgage	1,052	2,030	-	1,770
Real estate - construction	-	-	-	-
Consumer	-	-	-	-
Total	$1,052	2,030	-	1,794

Impaired loans with related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	1,605	1,605	473	321
Real estate - mortgage	1,026	1,026	350	205
Real estate - construction	198	198	50	40
Consumer	-	-	-	-
Total	$2,829	2,829	873	566

Total impaired loans:
Commercial, financial, and agricultural	$-	-	-	24
Factored commercial receivables	1,605	1,605	473	321
Real estate - mortgage	2,078	3,056	350	1,975
Real estate - construction	198	198	50	40
Consumer	-	-	-	-
Total	$3,881	4,859	873	2,360

For the years ended December 31, 2015, 2014, and 2013, we did not recognize a material amount of interest income on impaired loans.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

During 2009, NBC purchased certain loans that had evidence of credit deterioration since origination, and management has determined that it is probable that NBC will not collect all contractually required principal and interest payments relating to these loans. These loans were purchased at a discount, and this discount has been deemed a non-accretable discount, as it represents management’s estimate of the difference between the contractually required payments at acquisition and the cash flows expected to be collected over the respective lives of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reversal of the non-accretable difference, with a positive impact on interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. The principal balance of the remaining loan was approximately $353,000 and $378,000 as of December 31, 2015 and 2014, respectively, and the non-accretable discount was approximately $71,000 at December 31, 2015 and 2014.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2015 and 2014 by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For Corporate Billing’s factored receivables, which are commercial trade credit rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables at 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, in which case the invoice is charged against loans.

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2015	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$21	-	-	21	196,711	196,732	-
Factored commercial receivables	5,762	1,595	252	7,609	60,019	67,628	-
Real estate - mortgage	1,707	760	911	3,378	878,178	881,556	3,300
Real estate - construction	59	88	-	147	152,715	152,862	283
Consumer	114	-	34	148	20,968	21,116	112
Total	$7,663	2,443	1,197	11,303	1,308,591	1,319,894	3,695

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2014	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$-	-	-	-	131,657	131,657	-
Factored commercial receivables	6,327	1,013	217	7,557	75,043	82,600	-
Real estate - mortgage	191	1,963	1,572	3,726	573,542	577,268	4,133
Real estate - construction	198	-	-	198	83,465	83,663	676
Consumer	188	-	132	320	13,642	13,962	56
Total	$6,904	2,976	1,921	11,801	877,349	889,150	4,865

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, current economic trends, and other factors. Loans are analyzed individually and classified according to credit risk. This analysis is performed on a continuous basis. The following definitions are used for risk ratings:

Other Assets Especially Mentioned (“OAEM”): Weakness exists that could cause future impairment, including the deterioration of financial ratios, past due status, and questionable management capabilities. Collateral values generally afford adequate coverage but may not be immediately marketable.

Substandard: Specific and well-defined weaknesses exist that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

Doubtful: Specific weaknesses characterized as Substandard exist that are severe enough to make collection in full unlikely. There is no reliable secondary source of full repayment. Loans classified as Doubtful will usually be placed on non-accrual status, analyzed and fully or partially charged off based on a review of collateral and other relevant factors.

Loss: Specific weakness characterized as Doubtful that are severe enough to be considered uncollectible and of such minimal value that the loan’s continuance as an asset is not warranted.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans. As of December 31, 2015 and 2014, and based on the most recent analyses performed, the risk category of loans by class of loans was as follows:

December 31, 2015	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$193,176	1,509	2,047	-	196,732
Factored commercial receivables	67,628	-	-	-	67,628
Real estate - mortgage	870,617	2,756	4,882	3,301	881,556
Real estate - construction	152,255	-	324	283	152,862
Consumer	20,260	33	712	111	21,116
Total	$1,303,936	4,298	7,965	3,695	1,319,894

December 31, 2014	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$129,314	1,159	1,184	-	131,657
Factored commercial receivables	80,995	-	-	1,605	82,600
Real estate - mortgage	565,992	4,057	2,803	4,416	577,268
Real estate - construction	82,552	94	254	763	83,663
Consumer	13,192	201	477	92	13,962
Total	$872,045	5,511	4,718	6,876	889,150

(5)	Premises and Equipment

Major classifications of premises and equipment as of December 31, 2015 and 2014 were as follows:

	2015	2014
Land	$10,608	$11,389
Building and improvements	14,599	12,525
Furniture and equipment	7,012	5,854
Leasehold improvement	6,233	3,045
Construction in process	1,468	1,348
Automobile	19	53
	39,939	34,214
Less: accumulated depreciation	(8,507)	(6,654)
Total premises and equipment, net	$31,432	$27,560

Depreciation expense amounted to approximately $1,316,000, $836,000, and $737,000 in 2015, 2014, and 2013, respectively.

(6)	Deposits

Time deposits greater than or equal to $250,000 totaled approximately $144,756,000 and $85,302,000 as of December 31, 2015 and 2014, respectively.

At December 31, 2015, contractual maturities of time deposits were as follows:

2016	$201,240
2017	58,540
2018	27,946
2019	13,515
2020	15,735

Total time deposits	$316,976

As of December 31, 2015, there were no significant deposit relationships. As of December 31, 2014, one customer accounted for approximately $66,411,000 in deposits, or 7% of total deposits.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

At December 31, 2015, the Company had outstanding brokered certificates of deposit of $38,935,000, with an average weighted interest rate of 0.95%. At December 31, 2014, the Company had outstanding brokered certificates of deposit of $48,935,000, with an average weighted interest rate of 0.81%.

(7)	Federal Home Loan Bank Advances and Borrowings

At December 31, 2015 and 2014, the Company had advances outstanding from the FHLB as follows:

				Call or
Advance	Interest Basis	Current Rate	Maturity	Conversion Date

$2,000	Fixed	4.06%	February 1, 2019	N/A
15,000	Fixed	1.04%	January 26, 2016	N/A
5,000	Fixed	3.96%	July 2, 2018	N/A

$22,000

As of December 31, 2015, the Company had outstanding unfunded standby letters of credit with the FHLB totaling $151,500,000.

The Company has pledged under blanket floating liens approximately $889,121,000 and $471,481,000 in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multi-family real estate as security for these advances and letters and possible future advances as of December 31, 2015 and 2014, respectively. The value of the pledged collateral, when using appropriate discount percentages as prescribed by the FHLB, equals or exceeds the advances and unfunded standby letters of credit outstanding. At December 31, 2015, the Company had approximately $105,750,000 in additional borrowing capacity under its borrowing arrangement with the FHLB.

The Company had available lines of credit for overnight borrowings totaling $84,600,000 at December 31, 2015.

(8)	Income Taxes

The components of income tax expense for the years ended December 31, 2015, 2014, and 2013 were as follows:

	2015	2014	2013

Current	$3,836	$2,607	409
Deferred	874	28	550
Expense of operating loss carryforwards	766	536	1,351
Change in valuation allowance	-	(12)	-

Total income tax expense	$5,476	$3,159	2,310

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015	2014	2013

Pre-tax income at statutory rate	$5,831	3,085	2,147
State income tax expense, net	416	224	251
Cash surrender value income	(147)	(83)	(80)
Tax-exempt interest	(168)	(65)	(56)
Noncontrolling interest	(703)	(174)	-
Merger-related expenses	114	111	-
Change in valuation allowance	-	(12)	-
Other	133	73	48

Total income tax expense	$5,476	3,159	2,310

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

The following summarizes the components of deferred taxes at December 31, 2015 and 2014.

	2015	2014

Deferred income tax assets:
Allowance for loan losses	$7,347	4,471
Accrued expenses	106	106
Operating loss carryforwards and credits	6,159	7,037
Premises and equipment	826	283
Non-accrual interest income	104	31
Stock-based compensation	1,037	479
Other real estate	38	99
Investment in pass-through entity	-	208
Goodwill and intangible assets	235	-
Other	540	157

Total gross deferred income tax assets	16,392	12,871

Less valuation allowance	-	-

Net deferred income tax assets	16,392	12,871

Deferred income tax liabilities:
Unrealized gains on investment securities available-for-sale	295	455
Prepaid expenses	423	182
Core deposit intangible	1,060	668
Goodwill	-	122
Investment in pass-through entity	424	-
Leases	-	-

Total gross deferred income tax liabilities	2,202	1,427

Net deferred income tax assets	$14,190	11,444

As of December 31, 2015, the Company has net operating loss carryforwards totaling approximately $16,882,000 for federal taxes and $11,560,000 for state taxes that will begin to expire in 2030, unless previously utilized. The federal operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), but are expected to be utilized within the carryforward period. A majority of the state net operating loss carryforwards are also subject to limitation under Section 382 of the Code. These net operating losses are also expected to be utilized during the carryforward period.

(9)	Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of the involvement that the Company has in particular classes of financial instruments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

In most cases, the Company requires collateral or other security to support financial instruments with credit risk.

	December 31,
	2015	2014

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$311,424	$182,820
Standby and performance letters of credit	$10,206	$8,085

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management’s credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

Standby and performance letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company has entered into operating lease agreements for nine branch locations and one loan production office. Total rent expense for 2015, 2014, and 2013 was approximately $912,000, $445,000, and $457,000, respectively. Future minimum rent on operating leases as of December 31, 2015 is as follows:

Year ending December 31,
2016	$1,067
2017	892
2018	697
2019	480
2020	483
Thereafter	2,929
Total future minimum lease payments	$6,548

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

In the normal course of business, the Company may be named as a defendant in litigation. Some of these matters may claim substantial damages. After consultation with outside legal counsel about existing claims, management believes that resolution of these issues will not result in a material adverse effect on the Company’s financial position or results of operations.

(10)	Derivative Financial Instruments and Hedging Transactions

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by derivative instruments is interest rate risk. Interest rate swaps are used to manage interest rate risk associated with certain of the Company’s fixed-rate loans. The Company has also entered into interest rate swap contracts with certain of its customers. To hedge the associated risk, the Company entered into reciprocal interest rate swap agreements with a third party.

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. As of December 31, 2015 and 2014, the approximate fair values and notional amounts of the Company’s derivative instruments, as well as their location on the consolidated balance sheet, were as follows.

	Balance Sheet		Notional
December 31, 2015	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(443)	17,516
Interest rate swaps with customers	Other Liabilities	$(75)	7,648
Reciprocal interest rate swaps	Other Assets	$75	7,648

	Balance Sheet		Notional
December 31, 2014	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(417)	16,674
Interest rate swaps with customers	Other Liabilities	$(7)	9,646
Reciprocal interest rate swaps	Other Assets	$7	9,646

During the years ended December 31, 2015 and 2014, the Company recognized losses of approximately $23,000 and $128,000, respectively, related to the ineffective portion of derivatives designated as fair value hedges. During the year ended December 31, 2013, the Company recognized a gain of approximately $16,000 related to the ineffective portion of derivatives designated as fair value hedges. The gains and losses are included in other income in the consolidated statement of earnings.

(11)	Employee Benefit Plans

Equity Incentive Plan

In 2011, the Company adopted the National Commerce Corporation 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) to provide a means of enhancing and encouraging the recruitment and retention of individuals on whom the success of the Company depends. The 2011 Equity Incentive Plan provides for the grant of stock options, phantom stock, performance awards, and restricted and unrestricted stock awards. A total of 500,000 shares were reserved for possible issuance under the plan.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

The Company did not issue any stock options during 2015, 2014, or 2013. During 2015, the Company assumed options to purchase 204,807 shares of the Company’s common stock in the acquisition of Reunion and during 2014 assumed options to purchase 102,586 shares of the Company’s common stock in the acquisition of UGB.

A summary of activity in the stock option plan for the years ended December 31, 2015, 2014, and 2013 is presented below:

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	322,086	$17.40	220,500	$14.57	220,500	$14.57
Granted	-	-	-	-	-	-
Assumed	204,807	14.12	102,586	23.45	-	-
Exercised	(47,299)	14.21	(1,000)	14.57	-	-
Forfeited	-	-	-	-	-	-

Oustanding, end of year	479,594	$16.31	322,086	$17.40	220,500	$14.57

Exercisable, end of year	479,594	$16.31	322,086	$17.40	220,500	$14.57

The options outstanding and exercisable at December 31, 2015 had a weighted average remaining contractual life of approximately five years. As of December 31, 2015, there was no unrecognized compensation expense, as all stock options previously granted by the Company immediately vested at the time of the grant, and the assumed options vested at the date of acquisition. No compensation expense related to stock options was recognized in 2015, 2014, or 2013.

During 2015, 2014, and 2013, the Company granted certain key employees and other individuals performance share awards under the 2011 Equity Incentive Plan. The awards vest over four years, and the number of shares ultimately awarded may be either fixed or variable, depending on the employee to whom the award is granted. Some grants vest over time, and the ultimate payout is fixed. Other awards are based on factors such as loan production and the Company’s performance relative to peers over time, using metrics such as net income and asset quality. The Company records total compensation expense equal to the amount of shares that it expects to pay out at the end of the award period over the associated vesting period. The Company recognized $680,000, $358,000, and $293,000 in compensation expense related to performance share awards during 2015, 2014, and 2013, respectively. As of December 31, 2015, there was approximately $1,063,000 of unrecorded compensation related to the performance share awards.

Defined Contribution Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to contribute up to 15% of salary on a pre-tax or after-tax basis, subject to certain limits imposed by the Internal Revenue Service. Effective January 1, 2013, the Company amended the plan to include a matching employer contribution equal to 50% of the first 3% deferred by eligible participants. During 2015, 2014, and 2013, the Company recognized matching contribution expense of approximately $208,000, $119,000, and $142,000, respectively.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

(12)	Related Party Transactions

The Company conducts transactions with directors and executive officers, including companies in which they have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans made to and deposits received from other persons. At December 31, 2015 and 2014, deposits from directors, executive officers, and their related interests aggregated approximately $15,517,000 and $24,746,000, respectively. These deposits were taken in the normal course of business at market interest rates. The following is a summary of activity for related party loans for 2015:

Balance at December 31, 2014	$2,837
New loans	2
Repayments	(464)
Changes in related parties	3,529

Balance at December 31, 2015	$5,904

(13)	Shareholders’ Equity

In connection with the Company’s formation, 247,500 warrants for shares of the Company’s common stock were issued to the Company’s organizers. The warrants were issued at $20 per share and vested evenly over a five-year period. The warrants were exercisable for a period of ten years following issuance, but generally no later than three months after a holder ceased to serve as a director. A total of 30,000 warrants were exercised during 2014, leaving no warrants outstanding and exercisable.

In connection with the Company’s entry into the Vero Beach, Florida market area, the Company sold 163,485 shares of common stock at $18.35 per share in a private placement that was completed on August 8, 2014. The sale of common stock raised $2,972,000, net of offering expenses of $28,000.

In April 2014, the Company reincorporated in the State of Delaware. As a result of this reincorporation, the par value of the Company’s stock was changed from $1.00 per share to $0.01 per share. Additionally, all outstanding non-voting common shares were converted into common voting shares, and fractional shares (totaling 17.5 shares) were cashed out. Other than the cash-out of fractional shares, the reincorporation had no impact on total shares outstanding or total equity of the Company.

During February 2015, the Company’s stockholders approved a proposal to increase the total number of authorized common shares of the Company’s common stock from 12,500,000 to 30,000,000.

On March 18, 2015, the Company sold 1,642,000 shares of common stock at $19.50 per share in its initial public offering. The underwriters had an option to purchase an additional 255,000 shares, which they exercised on March 27, 2015. In total, the Company sold 1,897,000 shares and raised approximately $33.8 million, net of offering expenses. The Company’s stock is now traded on the Nasdaq Global Select Market under the symbol “NCOM.”

(14)	Regulatory Matters

Banking regulations limit the amount of dividends that the Bank may pay without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. The Bank is currently allowed to pay dividends to the Company, subject to safety and soundness requirements and other limitations imposed by law and federal regulatory authorities.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under the regulatory framework for capital adequacy and prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In July 2013, the Federal Reserve and the OCC issued final rules implementing the Basel III regulatory capital framework, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules. The rules revise the minimum capital requirements and adjust the prompt corrective action thresholds applicable to financial institutions under the agencies’ jurisdiction. The rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirements, and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and Bank have made the election to retain the existing treatment for accumulated other comprehensive income.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

 (amounts in tables in thousands, except share and per share data)

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees, and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures, such as common equity Tier 1 capital, Tier 1 capital, and total risk-based capital.

As of December 31, 2015 and 2014, the Bank was well-capitalized under the regulatory framework for prompt corrective action. Under the current regulatory guidelines, banks must meet minimum capital adequacy levels based on both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, and a minimum ratio of Tier 1 capital to average assets (leverage ratio) of 4%. Adherence to these guidelines has not had an adverse impact on us.

The actual year-end capital amounts (in thousands) and ratios of the Company, the Bank, and United (for 2014) are also presented in the table below. United’s ratios are not presented as of December 31, 2015, as it was merged into NBC on February 28, 2015.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$161,023	11.91%	$108,178	8.00%	N/A	N/A
NBC	$151,386	11.21%	$108,085	8.00%	$135,106	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$151,181	11.18%	$81,134	6.00%	N/A	N/A
NBC	$141,544	10.48%	$81,064	6.00%	$108,085	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$151,181	11.18%	$60,850	4.50%	N/A	N/A
NBC	$141,544	10.48%	$60,798	4.50%	$87,819	6.50%
Tier 1 Capital (to Average Assets)
NCC	$151,181	9.68%	$62,501	4.00%	N/A	N/A
NBC	$141,544	9.05%	$62,575	4.00%	$78,219	5.00%
As of December 31, 2014
Total Capital (to Risk-Weighted Assets)
NCC	$106,289	11.75%	$72,367	8.00%	N/A	N/A
NBC	$84,148	11.42%	$58,948	8.00%	$73,685	10.00%
United	$18,731	11.31%	$13,249	8.00%	$16,561	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$96,487	10.66%	$36,205	4.00%	N/A	N/A
NBC	$74,927	10.16%	$29,499	4.00%	$44,248	6.00%
United	$18,731	11.31%	$6,625	4.00%	$9,937	6.00%
Tier 1 Capital (to Average Assets)
NCC	$96,487	10.68%	$36,137	4.00%	N/A	N/A
NBC	$74,927	8.57%	$34,972	4.00%	$43,715	5.00%
United	$18,731	8.60%	$8,712	4.00%	$10,890	5.00%
As of December 31, 2013
Total Capital (to Risk-Weighted Assets)
NCC	$92,718	15.83%	$46,847	8.00%	N/A	N/A
NBC	$91,918	15.71%	$46,803	8.00%	$58,504	10.00%
United	$21,681	13.05%	$13,291	8.00%	$16,614	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$85,376	14.58%	$23,423	4.00%	N/A	N/A
NBC	$84,583	14.46%	$23,402	4.00%	$35,103	6.00%
United	$19,609	11.81%	$6,641	4.00%	$9,962	6.00%
Tier 1 Capital (to Average Assets)
NCC	$85,376	12.18%	$28,043	4.00%	N/A	N/A
NBC	$84,583	12.07%	$28,042	4.00%	$35,053	5.00%
United	$19,609	9.23%	$8,498	4.00%	$10,622	5.00%

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

(15)	Fair Value Measurements and Disclosures

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

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include the use of option pricing models, discounted cash flow models, and similar techniques.

The following is a description of valuation methodologies used for assets and liabilities recorded or disclosed at fair value.

Cash and Cash Equivalents

For disclosure purposes, for cash, due from banks, interest-bearing deposits, and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities

Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurements for available-for-sale securities and held-to-maturity securities are based on quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques, such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors, such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or Nasdaq, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Other Investments

For disclosure purposes, the carrying amount of other investments approximates their fair value.

Loans and Mortgage Loans Held-for-Sale

The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, then an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2015 and 2014, impaired loans were evaluated based on the fair value of the collateral.  Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

(amounts in tables in thousands, except share and per share data)

Bank-Owned Life Insurance

For disclosure purposes, the fair value of the cash surrender value of life insurance policies is equivalent to the carrying value.

Other Real Estate

Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate.  Subsequently, other real estate assets are carried at the lower of carrying value or fair value.  Fair value is based on independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price, the Company records the other real estate as nonrecurring Level 2.  When fair value is based on an appraised value or management’s estimate of value, the Company records the other real estate or repossessed asset as nonrecurring Level 3.

Deposits

For disclosure purposes, the fair value of demand deposits, NOW and money market accounts, and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-rate maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

For disclosure purposes, the fair value of FHLB advances is based on the quoted value for similar remaining maturities provided by the FHLB.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value on a recurring basis.  The valuation of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves derived from observable market interest rate curves).

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2015 and 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014.

December 31, 2015	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$-	48,726	-	48,726
Municipal securities	-	4,679	-	4,679
Total investment securities available-for-sale	$-	53,405	-	53,405
Derivative assets	$-	258	-	258
Derivative liabilities	$-	518	-	518

December 31, 2014	Level 1	Level 2	Level 3	Total
U.S. Treasury securities	$1,501	-	-	1,501
Mortgage-backed securities	-	28,750	-	28,750
Municipal securities	-	4,681	-	4,681
Total investment securities available-for-sale	$1,501	33,431	-	34,932
Derivative assets	$-	105	-	105
Derivative liabilities	$-	425	-	425

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2015 and 2014.

December 31, 2015	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$-	-	3,965	3,965
Impaired loans	-	-	3,695	3,695

December 31, 2014	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$-	-	1,380	1,380
Impaired loans	-	-	4,865	4,865

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014 were as follows:

	Carrying	Estimated Fair Value
December 31, 2015	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$212,457	212,457	-	-
Investment securities held-to-maturity	27,458	-	27,843	-
Investment securities available-for-sale	53,405	-	53,405	-
Other investments	6,235	-	6,235	-
Loans, net	1,309,572	-	1,309,547	3,695
Mortgage loans held-for-sale	15,020	-	15,020	-
Bank-owned life insurance	27,223	-	27,223	-
Derivative assets	258	-	258	-
Liabilities:
Deposits	1,514,458	-	1,479,746	-
Federal Home Loan Bank advances	22,000	-	22,405	-
Derivative liabilities	518	-	518	-

	Carrying	Estimated Fair Value
December 31, 2014	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$123,435	123,435	-	-
Investment securities available-for-sale	34,932	1,501	33,431	-
Other investments	5,421	-	5,421	-
Loans, net	878,919	-	873,125	4,865
Mortgage loans held-for-sale	9,329	-	9,329	-
Bank-owned life insurance	10,641	-	10,641	-
Derivative assets	105	-	105	-
Liabilities:
Deposits	971,060	-	949,621	-
Federal Home Loan Bank advances	22,000	-	22,677	-
Derivative liabilities	425	-	425	-

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

(16)	National Commerce Corporation (Parent Company Only) Financial Information

Balance Sheets

December 31, 2015 and 2014

	2015	2014
Assets
Cash and due from banks	$7,009	829
Investment in sudsidiaries	207,402	133,909
Other assets	2,427	1,557
Total assets	$216,838	136,295

Liabilities and Shareholders' Equity
Other liabilities	$202	134
Total liabilities	202	134

Commitments and contingencies

Shareholders' equity:
Common stock	108	75
Additonal paid-in capital	202,456	131,455
Retained earnings (deficit)	6,152	(3,453)
Accumulated other comprehensive income	548	845
Total shareholders' equity attributable to National Commerce Corporation	209,264	128,922
Noncontrolling interest	7,372	7,239
Total shareholders' equity	216,636	136,161
Total liabilities and shareholders' equity	$216,838	136,295

Statements of Earnings

For the Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Income	$-	-	-
Other expense	1,273	458	123
Total expenses	1,273	458	123
Loss before equity in undistributed earnings of subsidiaries	(1,273)	(458)	(123)
Equity in undistributed earnings of subsidiaries	10,512	5,764	4,079
Income tax benefit	366	97	50
Net earnings	$9,605	5,403	4,006

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities:
Net earnings	$9,605	5,403	4,006
Adjustments to reconicle net earnings to net cash used by operating activities
Equity in undistributed earnings of subsidiaries	(10,512)	(5,764)	(4,079)
Depreciation	2	1	-
Deferred income tax expense (benefit)	1	162	(81)
Share-based expense	140	-	-
Change in other assets	(352)	(285)	-
Change in other liabilities	69	121	10
Net cash used by operating activities	(1,047)	(362)	(144)

Cash flows from investing activities:
Capital injection in subsidiaries	(20,250)	-	-
Cash from merger of subsidiary	600	-	-
Proceeds from sale of fixed assets	31	-	-
Cash paid in acquistion (including offering expenses)	(7,588)	(3,201)	-
Net cash used by investing activites	(27,207)	(3,201)	-

Cash flows from financing activities:
Proceeds from stock offerings, net of offering expenses of $732 and $28 in 2015 and 2014, respectively	33,762	2,972	-
Proceeds from exercise of stock options and warrants	672	615	-
Net cash provided by financing activities	34,434	3,587	-

Net change in cash	6,180	24	(144)

Cash at beginning of year	829	805	949

Cash at end of year	$7,009	829	805

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

(17)	Segment Reporting

The Company’s three reportable segments represent distinct product lines and are viewed separately for strategic planning purposes and internal reporting. The 2014 totals include the receivable factoring results for four months, as NBC acquired CBI on August 29, 2014. There are no amounts to report for this segment during 2013. The following table is a reconciliation of the reportable segment revenues, expenses and profit to the Company’s consolidated totals.

	Retail and
	Commercial	Mortgage	Receivables	Elimination
	Banking	Division (1)	Factoring	Entries (2)	Total
For the Twelve Months Ended December 31, 2015
Interest income	$44,072	385	12,400	(2,012)	54,845
Interest expense	4,670	126	2,012	(2,012)	4,796
Net interest income	39,402	259	10,388	-	50,049
Provision for loan and lease losses	1,158	-	(45)	-	1,113
Noninterest income	2,340	6,070	49	-	8,459
Noninterest expense	29,741	5,278	5,226	-	40,245
Net earnings before tax and noncontrolling interest	10,843	1,051	5,256	-	17,150
Income tax expense	3,866	399	1,211	-	5,476
Noncontrolling interest	-	-	(2,069)	-	(2,069)
Net earnings atributable to National Commerce Corporation	$6,977	652	1,976	-	9,605

Total assets as of December 31, 2015	$1,718,807	15,020	90,464	(60,922)	1,763,369

For the Twelve Months Ended December 31, 2014
Interest income	$27,144	410	4,345	(557)	31,342
Interest expense	2,746	123	731	(731)	2,869
Net interest income	24,398	287	3,614	174	28,473
Provision for loan and lease losses	-	-	804	174	978
Noninterest income	811	4,199	22	-	5,032
Noninterest expense	18,048	3,681	1,724	-	23,453
Net earnings before tax and noncontrolling interest	7,161	805	1,108	-	9,074
Income tax expense	2,627	306	226	-	3,159
Noncontrolling interest	-	-	(512)	-	(512)
Net earnings atributable to National Commerce Corporation	$4,534	499	370	-	5,403

Total assets as of December 31, 2014	$1,099,191	9,329	105,330	(75,424)	1,138,426

For the Twelve Months Ended December 31, 2013
Interest income	$22,893	419	-	-	23,312
Interest expense	2,471	142	-	-	2,613
Net interest income	20,422	277	-	-	20,699
Provision for loan and lease losses	-	-	-	-	-
Noninterest income	617	4,685	-	-	5,302
Noninterest expense	15,819	3,866	-	-	19,685
Net earnings before tax and noncontrolling interest	5,220	1,096	-	-	6,316
Income tax expense	1,894	416	-	-	2,310
Noncontrolling interest	-	-	-	-	-
Net earnings atributable to National Commerce Corporation	$3,326	680	-	-	4,006
			0	0
Total assets as of December 31, 2013	$784,622	7,159	-	-	791,781

(1)	Noninterest income for the Mortgage Division segment includes intercompany income allocation.
(2)

Entry to remove intercompany interest allocated to the Receivables Factoring segment. For segment reporting purposes, we allocate funding costs to the Receivables Factoring segment at the federal funds rate plus 2.5%.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

(18)	Goodwill and Intangible Assets

Goodwill

During 2015, the Company recorded goodwill of $20,639,000 associated with the Reunion acquisition. During 2014, the Company recorded goodwill of $23,115,000 associated with the CBI acquisition and $5,719,000 in connection with the UGB acquisition.

Changes to the carrying amount of goodwill during 2015 are provided in the following table.

Balance, December 31, 2014	$28,834
Acquisition of Reunion	20,639
Adjustments to goodwill	1,213
Balance, December 31, 2015	$50,686

The adjustments to goodwill made during 2015 resulted from revaluation of certain loans, write-down of fixed assets, prepaid assets, land and income tax-related accounts acquired through the acquisition of UGB. The adjustments were made as additional information that existed at the time of the acquisition was reviewed and determined to affect the recorded fair value of certain loans, fixed assets, prepaid assets, and income tax-related accounts. Net of deferred taxes, these adjustments resulted in a $1,571,000 increase to goodwill recorded in connection with the UGB acquisition.

In addition to these adjustments, the goodwill recorded in the CBI acquisition was adjusted due to information regarding the tax treatment of certain deferred revenue. This adjustment reduced recorded goodwill in the CBI acquisition by $358,000.

These adjustments to goodwill had no impact on net earnings or shareholders’ equity of the Company during 2015.

Intangible Assets

In addition to the goodwill recorded for Reunion and UGB, the Company recorded core deposit intangible assets of $1,539,000 and $1,776,000, respectively. The core deposit intangible asset for each acquisition will be amortized using an accelerated method over seven years. The aggregate amount of amortization expense for intangible assets during 2015 and 2014 was $508,000 and $19,000, respectively.

A summary of core deposit intangible assets as of December 31, 2015 and 2014 is set forth below.

	December 31,
	2015	2014
Gross carrying amount	$3,315	1,776
Less: accumulated amortization	(527)	(19)
Net carrying amount	$2,788	1,757

The estimated amortization expense for each of the next five years is as follows:

2016	$753
2017	635
2018	517
2019	398
2020	280
Thereafter	205
Total amortization expense	$2,788

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

National Commerce Corporation and subsidiaries

Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of National Commerce Corporation and subsidiaries (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Commerce Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Atlanta, Georgia

March 11, 2016

Selected Quarterly Financial Data (Unaudited)

	2015 Quarter Ended
(Dollars in thousands, except per share information)	December 31	September 30	June 30	March 31
Statement of Income Data
Interest income	$16,488	$13,450	$12,714	$12,193
Interest expense	1,507	1,191	1,071	1,027
Net interest income	14,981	12,259	11,643	11,166
Provision for loan losses	631	201	120	161
Other noninterest income	2,298	2,353	2,206	1,764
Other noninterest expense 1)	11,606	9,895	9,616	9,290
Income before income taxes	5,042	4,516	4,113	3,479
Income tax expense	1,667	1,453	1,264	1,092
Net income before minority interest	3,375	3,063	2,849	2,387
Net income attributable to minority interest	437	573	593	466
Net income to common shareholders	2,938	2,490	2,256	1,921
Net earnings per share	$0.28	$0.26	$0.24	$0.25
Diluted net earnings per share	0.28	0.26	0.24	0.25

1)

Includes merger/conversion-related expenses of $395 thousand, $122 thousand, $168 thousand, and $79 thousand for the quarters ended December 31, September 30, June 30, and March 31, 2015, respectively.

	2014 Quarter Ended
(Dollars in thousands, except per share information)	December 31	September 30	June 30	March 31
Statement of Income Data
Interest income	$10,578	$8,107	$6,449	$6,208
Interest expense	846	730	634	659
Net interest income	9,732	7,377	5,815	5,549
Provision for loan losses	826	152	-	-
Other noninterest income	1,419	1,320	1,326	967
Other noninterest expense 1)	7,156	5,981	5,435	4,881
Income before income taxes	3,169	2,564	1,706	1,635
Income tax expense	1,158	841	568	592
Net income before minority interest	2,011	1,723	1,138	1,043
Net income attributable to minority interest	304	208	-	-
Net income to common shareholders	1,707	1,515	1,138	1,043
Net earnings per share	$0.27	$0.26	$0.20	$0.18
Diluted net earnings per share	0.27	0.26	0.20	0.18

1)	Includes merger/conversion-related expenses of $246 thousand, $262 thousand, $146 thousand, and $8 thousand for the quarters ended December 31, September 30, June 30, and March 31, 2014, respectively.

Item 9	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

  None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company that is required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required in Item 10 is incorporated by reference to the Proxy Statement for the 2016 Annual Meeting of Stockholders of the Company (the “2016 Proxy Statement”) to be filed by the Company with the SEC under the Exchange Act.

Item 11.	Executive Compensation.

Incorporated by reference to the 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the 2016 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to the 2016 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The Consolidated Financial Statements of National Commerce Corporation and its subsidiaries, included herein at Item 8, are as follows:

Report of Independent Registered Public Accounting Firm—Porter Keadle Moore, LLC

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Earnings for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection (a)(1) of this Item, above.

(a)(3) and (b) Exhibits.

The exhibits listed on the Exhibit Index beginning on page 114 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2016.

NATIONAL COMMERCE CORPORATION

By:	/s/ John H. Holcomb, III
John H. Holcomb, III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ John H. Holcomb, III	Chairman of the Board of Directors and Chief Executive Officer	March 11, 2016
John H. Holcomb, III	(Principal Executive Officer)

/s/ William E. Matthews, V	Vice Chairman of the Board of Directors and Chief Financial Officer	March 11, 2016
William E. Matthews, V	(Principal Financial Officer)

/s/ Richard Murray, IV	President, Chief Operating Officer and Director	March 11, 2016
Richard Murray, IV

/s/ Shelly S. Williams	Senior Vice President and Chief Accounting Officer	March 11, 2016
Shelly S. Williams	(Principal Accounting Officer)

/s/ Bobby A. Bradley	Director	March 11, 2016
Bobby A. Bradley

/s/ R. Holman Head	Director	March 11, 2016
R. Holman Head

/s/ Jerry D. Kimbrough	Director	March 11, 2016
Jerry D. Kimbrough

/s/ C. Phillip McWane	Director	March 11, 2016
C. Phillip McWane

/s/ G. Ruffner Page, Jr.	Director	March 11, 2016
G. Ruffner Page, Jr.

/s/ Stephen A. Sevigny	Director	March 11, 2016
Stephen A. Sevigny

/s/ W. Stancil Starnes	Director	March 11, 2016
W. Stancil Starnes

/s/ Temple W. Tutwiler, III	Director	March 11,2016
Temple W. Tutwiler, III

/s/ Russell H. Vandevelde, IV	Director	March 11, 2016
Russell H. Vandevelde, IV

/s/ Donald F. Wright	Director	March 11, 2016
Donald F. Wright

EXHIBIT INDEX

Item 15(a)(3)

Exhibit Number	Description

2.1††

Agreement and Plan of Merger, dated July 7, 2015, by and among National Commerce Corporation, National Bank of Commerce and Reunion Bank of Florida (incorporated herein by reference to Exhibit 2.1 to NCC’s Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

2.2††

Agreement and Plan of Merger, dated June 6, 2014, by and between National Commerce Corporation and United Group Banking Company of Florida, Inc. (incorporated herein by reference to Exhibit 2.1 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

2.3††

Membership Interest Purchase Agreement, dated August 29, 2014, by and among the members of CBI Holding, LLC, National Bank of Commerce and Sexton Investments LLC (incorporated herein by reference to Exhibit 2.2 to Amendment No. 1 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on September 30, 2014)

3.1

Certificate of Incorporation of National Commerce Corporation (incorporated herein by reference to Exhibit 3.1 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

3.1A

Amendment to Certificate of Incorporation of National Commerce Corporation (incorporated herein by reference to Exhibit 3.1A to NCC’s Annual Report on Form 10-K (File No. 000-55336), filed on February 20, 2015)

3.2	Bylaws of National Commerce Corporation (incorporated herein by reference to Exhibit 3.2 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

4.1

Form of Common Stock Certificate of National Commerce Corporation (incorporated herein by reference to Exhibit 4.1 to NCC’s Registration Statement on Form S-1 (File No. 333-201371), filed on February 27, 2015)

10.1†

National Commerce Corporation 2011 Equity Incentive Plan, as amended and restated on July 17, 2014 (incorporated herein by reference to Exhibit 10.1 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.2†

National Commerce Corporation Deferral of Compensation Plan for Key Employees and Non-Employee Directors, effective December 18, 2014 (incorporated herein by reference to Exhibit 10.1 to NCC’s Current Report on Form 8-K (File No. 000-55336), filed on December 22, 2014)

10.3†

Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (time-based vesting criteria) (incorporated herein by reference to Exhibit 10.3 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.4A†

Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (performance-based vesting criteria – 2012 grants) (incorporated herein by reference to Exhibit 10.4A to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.4B†

Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (performance-based vesting criteria – 2013 and 2014 grants) (incorporated herein by reference to Exhibit 10.4B to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.4C†*	Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (performance-based vesting criteria – 2015 grants)

10.4D†*	Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (Named Executive Officers – 2016 grants)

10.4E†*	Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (performance-based vesting criteria – 2016 grants)

10.5†

Form of Nonstatutory Stock Option Agreement under National Commerce Corporation 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

Exhibit Number	Description

10.6†

United Group Banking Company of Florida, Inc. Officers’ and Employees’ Stock Option Plan effective March 3, 2010, as amended (incorporated herein by reference to Exhibit 10.6 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.7†

Form of Stock Option Agreement under United Group Banking Company of Florida, Inc. Officers’ and Employees’ Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.8

Lease, dated March 8, 2011, by and between Shades Parkway, L.L.C. and National Bank of Commerce (incorporated herein by reference to Exhibit 10.8 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.9

Amended and Restated Limited Liability Company Agreement, dated September 1, 2014, by and between National Bank of Commerce and Factor, LLC (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on September 30, 2014)

10.10†

Employment Agreement, dated as of August 30, 2014, by and between Corporate Billing, LLC and James R. Thompson, III (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to NCC’s Registration Statement on Form S-1 (File No. 333-201371), filed on February 27, 2015)

10.11†	National Commerce Corporation 2015 Incentive Program (incorporated herein by reference to Exhibit 10.1 to NCC’s Current Report on Form 8-K (File No. 000-55336), filed on January 26, 2015)

10.12

Form of Indemnification Agreement with directors and executive officers (incorporated herein by reference to Exhibit 10.2 to NCC’s current report on Form 8-K (File No. 000-55336), filed on January 26, 2015)

10.13†	Reunion Bank of Florida Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.13 to NCC’s Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

10.14†

Form of Stock Option Agreement under Reunion Bank of Florida Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to NCC’s Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

10.15†

Reunion Bank of Florida Officers’ and Employees’ Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to NCC’s Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

10.16†

Form of Incentive Stock Option Agreement under Reunion Bank of Florida Officers’ and Employees’ Stock Option Plan (incorporated herein by reference to Exhibit 10.16 to NCC’s Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

10.17†

Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Richard Murray, IV (incorporated herein by reference to Exhibit 10.1A to NCC’s Current Report on 8-K (File No. 001-36878), filed on December 22, 2015)

10.18†

Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and William Matthews, V (incorporated herein by reference to Exhibit 10.1B to NCC’s Current Report on 8-K (File No. 001-36878), filed on December 22, 2015)

Exhibit Number	Description

10.19†

Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Richard Murray, IV (incorporated herein by reference to Exhibit 10.2A to NCC’s Current Report on Form 8-K (File No. 001-36878), filed on December 22, 2015)

10.20†

Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and William Matthews, V (incorporated herein by reference to Exhibit 10.2B to NCC’s Current Report on Form 8-K (File No. 001-36878), filed on December 22, 2015)

10.21†	National Commerce Corporation 2016 Incentive Program (incorporation herein by reference to Exhibit 10.1 to NCCs Current Report on Form 8-K (File No. 001-36878), filed on January 28, 2016)

14.1	Code of Ethics for CEO and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 to NCC’s Annual Report on Form 10-K (File No. 000-55336), filed on February 20, 2015)

14.2	Code of Ethics and Business Conduct (incorporated herein by reference to Exhibit 14.1 to NCC’s Annual Report on Form 10-K (File No. 000-55336), filed on February 20, 2015)

21.1*	Subsidiaries of National Commerce Corporation

23.1*	Consent of Porter Keadle Moore, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*	Interactive Data Files

*	Filed herewith.

†	Denotes a management compensatory plan, agreement, or arrangement.

††

Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. National Commerce Corporation agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.