Form 10-Q
period 2016-03-31
National Commerce Corp
filed 2016-05-06
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 5, 2016
Common stock, $0.01 par value	10,864,579 shares

NATIONAL COMMERCE CORPORATION

FORM 10-Q

i

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “National Commerce Corporation,” “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation and its consolidated affiliates as of March 31, 2016.

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

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed in this Quarterly Report on Form 10-Q under Part II, “Item 1A. Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under Part I, “Item 1A. Risk Factors.”

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$15,018	27,173
Interest-bearing deposits with banks	108,835	185,284
Cash and cash equivalents	123,853	212,457
Investment securities held-to-maturity (fair value of $27,910 and $27,843 at March 31, 2016 and December 31, 2015, respectively)	27,284	27,458
Investment securities available-for-sale	55,670	53,405
Other investments	6,106	6,235
Mortgage loans held-for-sale	12,529	15,020
Loans, net of unearned income	1,383,539	1,319,414
Less: allowance for loan losses	10,927	9,842
Loans, net	1,372,612	1,309,572
Premises and equipment, net	31,897	31,432
Accrued interest receivable	3,637	3,510
Bank-owned life insurance	27,426	27,223
Other real estate	2,884	3,965
Deferred tax assets, net	13,937	14,190
Goodwill	50,715	50,686
Core deposit intangible, net	2,597	2,788
Other assets	4,793	5,428
Total assets	$1,735,940	1,763,369

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$382,642	382,946
Interest-bearing demand	222,271	202,649
Savings and money market	597,179	611,887
Time	296,105	316,976
Total deposits	1,498,197	1,514,458
Federal Home Loan Bank advances	7,000	22,000
Accrued interest payable	644	627
Other liabilities	8,999	9,648
Total liabilities	1,514,840	1,546,733

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,861,487 and 10,824,969 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	109	108
Additional paid-in capital	202,971	202,456
Retained earnings	9,931	6,152
Accumulated other comprehensive income	814	548
Total shareholders' equity attributable to National Commerce Corporation	213,825	209,264
Noncontrolling interest	7,275	7,372
Total shareholders' equity	221,100	216,636
Total liabilities and shareholders' equity	$1,735,940	1,763,369

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Earnings

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2016	2015
Interest and dividend income:
Interest and fees on loans	$17,483	11,792
Interest and dividends on taxable investment securities	412	256
Interest on non-taxable investment securities	200	42
Interest on interest-bearing deposits and federal funds sold	218	103
Total interest income	18,313	12,193
Interest expense:
Interest on deposits	1,569	918
Interest on borrowings	81	109
Total interest expense	1,650	1,027
Net interest income	16,663	11,166
Provision for loan losses	1,533	161
Net interest income after provision for loan losses	15,130	11,005
Other income:
Service charges and fees on deposit accounts	480	267
Mortgage origination and fee income	1,392	1,271
Merchant sponsorship revenue	522	-
Income from bank-owned life insurance	204	79
Wealth management fees	13	19
Gain (loss) on other real estate	156	(13)
Other	358	141
Total other income	3,125	1,764
Other expense:
Salaries and employee benefits	6,945	4,987
Commission-based compensation	875	796
Occupancy and equipment	1,135	836
Core deposit intangible amortization	191	111
Other	2,907	2,560
Total other expense	12,053	9,290
Earnings before income taxes	6,202	3,479
Income tax expense	2,083	1,092
Net earnings	4,119	2,387
Less: Net earnings attributable to noncontrolling interest	340	466
Net earnings attributable to National Commerce Corporation	$3,779	1,921

Basic earnings per common share	$0.35	0.25
Diluted earnings per common share	$0.34	0.25

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Net earnings	$3,779	$1,921
Other comprehensive income, net of tax:
Unrealized gains on investment securities available-for-sale:
Unrealized gains arising during the period, net of tax of $143 and $20, respectively	266	38
Other comprehensive income	266	38
Comprehensive income	$4,045	$1,959

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2015	$108	202,456	6,152	548	7,372	216,636

Share-based compensation expense	-	263	-	-	-	263
Net earnings attributable to National Commerce Corporation	-	-	3,779	-	-	3,779
Exercise of stock options and issuance of performance shares	1	200	-	-	-	201
Tax benefit resulting from exercise of stock options, net of adjustment	-	52	-	-	-	52
Net earnings attributable to noncontrolling interest	-	-	-	-	340	340
Distributions paid to noncontrolling interest	-	-	-	-	(437)	(437)
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	266	-	266
Balance, March 31, 2016	$109	202,971	9,931	814	7,275	221,100

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	For the Three Months Ended March 31,

	2016	2015
Cash flows from operating activities:
Net earnings	$3,779	1,921
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Provision for loan losses	1,533	161
Net earnings attributable to noncontrolling interest	340	466
Depreciation, amortization, and accretion	138	571
(Gain) loss on ineffective portion of fair value hedge derivative	(28)	23
Change in mortgage loan derivative	(97)	(181)
Loss on trade or sale of premises and equipment	-	5
Share-based compensation expense	263	234
Income from bank-owned life insurance	(204)	(79)
(Gain) loss on other real estate	(156)	13
Change in:
Mortgage loans held-for-sale	2,491	(4,475)
Other assets and accrued interest receivable	784	24
Other liabilities and accrued interest payable	(998)	(1,902)
Net cash provided (used) by operating activities	7,845	(3,219)

Cash flows from investing activities:
Proceeds from calls, maturities, and paydowns of securities available-for-sale and held-to-maturity	1,973	5,577
Proceeds from sale of securities available-for-sale	-	(2,500)
Purchases of securities available-for-sale	(3,766)	-
Purchases of securities held-to-maturity	-	(1,046)
Proceeds from sale of other investments	693	703
Purchases of other investments	(564)	(1,126)
Net change in loans	(63,698)	(33,111)
Proceeds from sale of other real estate	1,237	10
Investment in bank-owned life insurance	-	(1,042)
Proceeds from the sale of premises and equipment	-	49
Purchases of premises and equipment	(872)	(332)
Net cash used by investing activities	(64,997)	(32,818)
Cash flows from financing activities:
Net change in deposits	(16,216)	29,157
Repayment of Federal Home Loan Bank advances	(15,000)	-
Cash distribution paid to noncontrolling interests	(437)	(539)
Proceeds from stock offering	-	34,495
Stock offering expenses	-	(604)
Proceeds from exercise of options and warrants	201	-
Net cash (used) provided by financing activities	(31,452)	62,509
Net change in cash and cash equivalents	(88,604)	26,472
Cash and cash equivalents at beginning of the period	212,457	123,435
Cash and cash equivalents at end of the period	$123,853	149,907

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows, continued

(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,633	962
Income taxes	$-	15
Non-cash investing and financing activities:
Change in unrealized (losses) gains on securities available-for-sale, net of tax	$(266)	(38)
Transfer of loans to other real estate	$-	694

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Notes to Unaudited Consolidated Financial Statements

(amounts in tables in thousands, except per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of National Commerce Corporation (“NCC,” and, including its subsidiaries, the “Company”) and its wholly owned subsidiaries, National Bank of Commerce (“NBC” or the “Bank”) and National Commerce Risk Management, Inc. The unaudited consolidated financial statements also include the accounts of NBC’s majority-owned subsidiary, CBI Holding Company, LLC, which owns Corporate Billing, LLC (“Corporate Billing”), a transaction–based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection, and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. The Bank provides a full range of commercial and consumer banking services throughout Alabama and in central and northeast Florida. NBC is primarily regulated by the Office of the Comptroller of Currency (“OCC”) and is subject to periodic examinations by the OCC. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is subject to periodic examinations by the Federal Reserve.

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as of December 31, 2015, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Note 2 – Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2016. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

Note 3 – Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares (options) are excluded from the diluted earnings per share computation and totaled 102,297 for the three months ended March 31, 2016 and 2015.

The reconciliation of the components of the basic and diluted earnings per share is as follows.

	For the Three Months Ended March 31,
	2016	2015

Net earnings available to common shareholders	$3,779	1,921

Weighted average common shares outstanding	10,855,871	7,701,663
Dilutive effect of stock options	94,614	33,078
Dilutive effect of directors' deferred shares	12,326	3,147
Dilutive effect of performance share awards	76,397	63,689
Diluted common shares	11,039,208	7,801,577

Basic earnings per common share	$0.35	0.25
Diluted earnings per common share	$0.34	0.25

Note 4 – Securities

The amortized cost and fair value of held-to-maturity and available-for-sale debt securities at March 31, 2016 and December 31, 2015 were as follows.

	Held-to-Maturity Securities

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$5,936	38	-	5,974
Municipal securities	21,348	609	21	21,936
Total held-to-maturity securities	$27,284	647	21	27,910

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$6,097	-	16	6,081
Municipal securities	21,361	439	38	21,762
Total held-to-maturity securities	$27,458	439	54	27,843

	Available-for-Sale Securities

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations	$3,755	-	36	3,719
Mortgage-backed securities	46,255	1,012	1	47,266
Municipal securities	4,407	278	-	4,685
Total available-for-sale securities	$54,417	1,290	37	55,670

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$48,155	758	187	48,726
Municipal securities	4,407	273	1	4,679
Total available-for-sale securities	$52,562	1,031	188	53,405

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

Details concerning the Company’s debt securities with unrealized losses as of March 31, 2016 and December 31, 2015 are as follows.

	Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total

March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$-	-	-	-	-	-
Municipal securities	1,241	21	-	-	1,241	21
Total held-to-maturity securities	$1,241	21	-	-	1,241	21

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$3,960	16	-	-	3,960	16
Municipal securities	1,996	38	-	-	1,996	38
Total held-to-maturity securities	$5,956	54	-	-	5,956	54

	Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency obligations	$3,719	36	-	-	3,719	36
Mortgage-backed securities	2,045	1	-	-	2,045	1
Municipal securities	-	-	-	-	-	-
Total available-for-sale securities	$5,764	37	-	-	5,764	37

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$28,606	128	3,654	59	32,260	187
Municipal securities	498	1	-	-	498	1
Total available-for-sale securities	$29,104	129	3,654	59	32,758	188

As of March 31, 2016, the Company did not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three-month periods ended March 31, 2016 and 2015.

During the three-month periods ended March 31, 2016 and 2015, the Company did not sell any debt securities.

The amortized cost and estimated fair value of debt securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal securities:
0 to 5 years	$-	-	$-	-
5 to 10 years	1,046	1,087	-	-
Over 10 years	3,361	3,598	21,348	21,936
Mortgage-backed securities and
U.S. Government agency obligations	50,010	50,985	5,936	5,974
Total	$54,417	55,670	$27,284	27,910

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at March 31, 2016 and December 31, 2015 are summarized as follows.

	March 31, 2016	December 31, 2015
Commercial, financial, and agricultural	$192,407	196,732
Factored commercial receivables	74,248	67,628
Real estate - mortgage	931,021	881,556
Real estate - construction	166,714	152,862
Consumer	19,666	21,116
	1,384,056	1,319,894
Less: Unearned fees	517	480
Total loans	1,383,539	1,319,414
Allowance for loan losses	(10,927)	(9,842)
Total net loans	$1,372,612	1,309,572

The Company makes loans and extensions of credit to individuals and a variety of businesses located in its market areas throughout Alabama and in central and northeast Florida. Through Corporate Billing, the Company also purchases receivables from transportation companies and automotive parts and service providers nationwide. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon prevailing conditions in the real estate market. Portfolio segments utilized by the Company are identified below. Relevant risk characteristics for these portfolio segments generally include (i) debt service coverage, loan-to-value ratios, and financial performance (for non-consumer loans) and (ii) credit scores, debt-to-income ratios, collateral type, and loan-to-value ratios (for consumer loans).

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

Balance, March 31, 2016	Commercial, financial, and agricultural	Factored commercial receivables	Real estate - mortgage	Real estate - construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,345	500	5,525	1,412	236	824	9,842
Provisions charged to operating expense	443	488	923	549	(46)	(824)	1,533
Loans charged off	(1)	(888)	-	-	(27)	-	(916)
Recoveries	14	400	47	3	4	-	468
Balance, March 31, 2016	$1,801	500	6,495	1,964	167	-	10,927

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	$1,801	500	6,495	1,964	167	-	10,927
Loans:
Individually evaluated for impairment	$-	-	196	162	56	-	414
Collectively evaluated for impairment	$192,096	74,248	921,609	166,120	19,364	-	1,373,437
Acquired loans with deteriorated credit quality	$311	-	9,216	432	246	-	10,205

Balance, March 31, 2015	Commercial, financial, and agricultural	Factored commercial receivables	Real estate - mortgage	Real estate - construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,523	955	5,047	647	562	1,068	9,802
Provisions charged to operating expense	(43)	161	453	122	(245)	(287)	161
Loans charged off	(1)	(566)	(332)	-	-	-	(899)
Recoveries	20	406	24	8	-	-	458
Balance, March 31, 2015	$1,499	956	5,192	777	317	781	9,522

Ending balance, individually evaluated for impairment	$-	678	-	100	-	-	778
Ending balance, collectively evaluated for impairment	$1,499	278	5,192	677	317	781	8,744
Loans:
Individually evaluated for impairment	$-	820	430	187	-	-	1,437
Collectively evaluated for impairment	$140,226	68,721	596,432	89,733	15,885	-	910,997
Acquired loans with deteriorated credit quality	$983	-	7,194	343	332	-	8,852

The Company individually evaluates for impairment all loans that are on nonaccrual status. Additionally, all troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral-dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance. During the three months ended March 31, 2016 and 2015, the Company did not modify any loans in a manner that would be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of March 31, 2016 and December 31, 2015. The purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	196	237	-	108
Real estate - construction	162	176	-	166
Consumer	56	127	-	28
Total	$414	540	-	302

Impaired loans with related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	-
Real estate - construction	-	-	-	-
Consumer	-	-	-	-
Total	$-	-	-	-

Total impaired loans:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	196	237	-	108
Real estate - construction	162	176	-	166
Consumer	56	127	-	28
Total	$414	540	-	302

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	19	55	-	1,523
Real estate - construction	169	178	-	105
Consumer	-	-	-	39
Total	$188	233	-	1,667

Impaired loans with related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	653
Real estate - mortgage	-	-	-	250
Real estate - construction	-	-	-	77
Consumer	-	-	-	-
Total	$-	-	-	980

Total impaired loans:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	653
Real estate - mortgage	19	55	-	1,773
Real estate - construction	169	178	-	182
Consumer	-	-	-	39
Total	$188	233	-	2,647

For the three months ended March 31, 2016 and 2015, the Company did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of March 31, 2016 and December 31, 2015, by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For Corporate Billing's factored receivables, which are commercial trade credits rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, in which case the invoice is charged against the allowance for loan losses.

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$64	-	-	64	192,343	192,407	-
Factored commercial receivables	5,624	1,087	452	7,163	67,085	74,248	-
Real estate - mortgage	637	-	1,085	1,722	929,299	931,021	3,392
Real estate - construction	-	-	-	-	166,714	166,714	276
Consumer	313	-	31	344	19,322	19,666	133
Total	$6,638	1,087	1,568	9,293	1,374,763	1,384,056	3,801

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$21	-	-	21	196,711	196,732	-
Factored commercial receivables	5,762	1,595	252	7,609	60,019	67,628	-
Real estate - mortgage	1,707	760	911	3,378	878,178	881,556	3,300
Real estate - construction	59	88	-	147	152,715	152,862	283
Consumer	114	-	34	148	20,968	21,116	112
Total	$7,663	2,443	1,197	11,303	1,308,591	1,319,894	3,695

The Bank groups loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Loans are analyzed individually and classified according to credit risk. This analysis is performed on a continuous basis. The Bank uses the following definitions for its risk ratings:

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

Loss: Specific weaknesses characterized as Doubtful that are severe enough to be considered uncollectible and of such minimal value that its continuance as an asset is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass-rated loans. As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows.

March 31, 2016	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$189,505	1,036	1,866	-	192,407
Factored commercial receivables	74,248	-	-	-	74,248
Real estate - mortgage	920,697	2,426	4,505	3,393	931,021
Real estate - construction	164,196	-	2,242	276	166,714
Consumer	18,802	32	700	132	19,666
Total	$1,367,448	3,494	9,313	3,801	1,384,056

December 31, 2015	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$193,176	1,509	2,047	-	196,732
Factored commercial receivables	67,628	-	-	-	67,628
Real estate - mortgage	870,617	2,756	4,882	3,301	881,556
Real estate - construction	152,255	-	324	283	152,862
Consumer	20,260	33	712	111	21,116
Total	$1,303,936	4,298	7,965	3,695	1,319,894

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

Investment Securities

Securities available-for-sale and held-to-maturity securities are recorded at fair value on a recurring basis.  Fair value measurements are based on quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques, such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors, such as credit assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or Nasdaq, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Other Investments

For disclosure purposes, the carrying amount of other investments approximates their fair value.

Loans and Mortgage Loans Held-for-Sale

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired, and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2016 and December 31, 2015, impaired loans were evaluated based on the fair value of the collateral.  Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value on a recurring basis.  The value of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of the interest rate swaps are determined by using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves derived from observable market interest rate curves).

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company considers the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company or the counterparty. However, as of March 31, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

March 31, 2016	Level 1	Level 2	Level 3	Total
U.S. Government agency obligations	$-	3,719	-	3,719
Mortgage-backed securities	-	47,266	-	47,266
Municipal securities	-	4,685	-	4,685
Total investment securities available-for-sale	$-	55,670	-	55,670
Derivative assets	$-	569	-	569
Derivative liabilities	$-	1,016	-	1,016

December 31, 2015	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$-	48,726	-	48,726
Municipal securities	-	4,679	-	4,679
Total investment securities available-for-sale	$-	53,405	-	53,405
Derivative assets	$-	258	-	258
Derivative liabilities	$-	518	-	518

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2016 and December 31, 2015.

March 31, 2016	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$-	-	2,884	2,884
Impaired loans	-	-	3,801	3,801

December 31, 2015	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$-	-	3,965	3,965
Impaired loans	-	-	3,695	3,695

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 were as follows:

March 31, 2016	Carrying Amount	Level 1	Estimated Fair Value Level 2	Level 3
Assets:
Cash and cash equivalents	$123,853	123,853	-	-
Investment securities held-to-maturity	27,284	-	27,910	-
Investment securities available-for-sale	55,670	-	55,670	-
Other investments	6,106	-	6,106	-
Loans, net	1,372,612	-	1,380,509	3,801
Mortgage loans held-for-sale	12,529	-	12,529	-
Bank-owned life insurance	27,426	-	27,426	-
Derivative assets	569	-	569	-
Liabilities:
Deposits	1,498,197	-	1,479,070	-
Federal Home Loan Bank advances	7,000	-	7,450	-
Derivative liabilities	1,016	-	1,016	-

December 31, 2015	Carrying Amount	Level 1	Estimated Fair Value Level 2	Level 3
Assets:
Cash and cash equivalents	$212,457	212,457	-	-
Investment securities held-to-maturity	27,458	-	27,843	-
Investment securities available-for-sale	53,405	-	53,405	-
Other investments	6,235	-	6,235	-
Loans, net	1,309,572	-	1,309,547	3,695
Mortgage loans held-for-sale	15,020	-	15,020	-
Bank-owned life insurance	27,223	-	27,223	-
Derivative assets	258	-	258	-
Liabilities:
Deposits	1,514,458	-	1,479,746	-
Federal Home Loan Bank advances	22,000	-	22,405	-
Derivative liabilities	518	-	518	-

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

Note 7 – Segment Reporting

The Company’s three reportable segments represent distinct product lines and are viewed separately for strategic planning purposes and internal reporting. The following table is a reconciliation of the reportable segment revenues, expenses and profit to the Company’s consolidated totals.

	Retail and Commercial Banking	Mortgage Division (1)	Receivables Factoring	Elimination Entries (2)	Total
For the Three Months Ended March 31, 2016
Interest income	$15,699	115	2,999	(500)	18,313
Interest expense	1,606	44	500	(500)	1,650
Net interest income	14,093	71	2,499	-	16,663
Provision for loan and lease losses	1,045	-	488	-	1,533
Noninterest income	1,632	1,453	40	-	3,125
Noninterest expense	9,412	1,349	1,292	-	12,053
Net earnings before tax and noncontrolling interest	5,268	175	759	-	6,202
Income tax expense	1,857	67	159	-	2,083
Noncontrolling interest	-	-	(340)	-	(340)
Net earnings attributable to National Commerce Corporation	$3,411	108	260	-	3,779

Total assets as of March 31, 2016	$1,694,223	12,529	95,262	(66,074)	1,735,940

For the Three Months Ended March 31, 2015
Interest income	$9,516	84	3,113	(520)	12,193
Interest expense	999	28	520	(520)	1,027
Net interest income	8,517	56	2,593	-	11,166
Provision for loan and lease losses	-	-	161	-	161
Noninterest income	547	1,187	30	-	1,764
Noninterest expense	6,916	1,040	1,334	-	9,290
Net earnings before tax and noncontrolling interest	2,148	203	1,128	-	3,479
Income tax expense	763	77	252	-	1,092
Noncontrolling interest	-	-	(466)	-	(466)
Net earnings attributable to National Commerce Corporation	$1,385	126	410	-	1,921

Total assets as of March 31, 2015	$1,164,877	13,804	93,923	(65,937)	1,206,667

(1)	Noninterest income for the mortgage division segment includes intercompany income allocation.
(2)

Entry to remove intercompany interest allocated to the receivables factoring segment. For segment reporting purposes, we  allocate funding costs to the receivables factoring segment at the federal funds rate plus 2.50%.

Note 8 – Goodwill and Intangible Assets

Changes to the carrying amount of goodwill for the three months ended March 31, 2016 is provided in the following table.

Balance, December 31, 2015	$50,686
Adjustments to goodwill	29
Balance, March 31, 2016	$50,715

The adjustments to goodwill made during the three months ended March 31, 2016 resulted from the recognition of liabilities that existed as of the acquisition date but were not recorded. The adjustments were made following the Company’s review of additional information that existed at the time of acquisition that affected the recorded fair value of certain liabilities. Net of deferred taxes, the adjustment resulted in a $29,000 increase to goodwill recorded in our acquisition of Reunion Bank of Florida. The adjustment to goodwill had no impact on net income or shareholders’ equity of the Company for the first three months of 2016.

A summary of core deposit intangible assets as of March 31, 2016 and December 31, 2015 is as follows.

	March 31, 2016	December 31, 2015
Gross carrying amount	$3,315	$3,315
Less: accumulated amortization	(718)	(527)
Net carrying amount	$2,597	$2,788

Note 9 – Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), the FHLB and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At March 31, 2016 and December 31, 2015, the Company’s reserve requirements were approximately $1,899,000 and $12,218,000, respectively.

Note 10 – Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-1, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-1: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately, in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will evaluate the provisions of this ASU to determine the potential impact that the new standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this update supersedes the requirements in ASC Topic 840, Leases. The update will require business entities to recognize lease assets and liabilities on the balance sheet and to disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018, and is to be applied on a modified retrospective basis. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements. Adoption of this guidance will increase the assets and liabilities of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2015, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed in our 2015 Annual Report on Form 10-K under “Part I, Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties.

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

Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through seven full-service banking offices in Alabama (in Birmingham, Huntsville, Auburn-Opelika, and Baldwin County) and ten full-service banking offices in central and northeast Florida (in Vero Beach through National Bank of Commerce; in Longwood, Winter Park, Orlando, and Oviedo through United Legacy Bank, a division of National Bank of Commerce; and in Tavares, Port Orange, St. Augustine, and Ormond Beach through Reunion Bank of Florida, a division of National Bank of Commerce), as well as a loan production office in Atlanta, Georgia. We also own a 70% equity interest in CBI Holding Company, LLC (”CBI”), which owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers throughout the United States and parts of Canada.

Overview of First Quarter 2016 Results

Net income was $3.8 million in the first quarter ended March 31, 2016, compared with $1.9 million during the first quarter of 2015. Several important measures from the 2016 first quarter include:

●	Net interest margin (taxable equivalent) of 4.21%, compared with 4.25% for the first quarter of 2015.
●	Return on average assets of 0.86%, compared with 0.67% for the first quarter of 2015.
●

First quarter 2016 loan growth (excluding mortgage loans held for sale) of $64.1 million, representing a 19.5% annualized growth rate. Excluding factoring receivables, loans grew $57.5 million, representing an 18.5% annualized growth rate.

●	Decrease in deposits of $16.3 million, reflecting a withdrawal of a significant amount of temporary year-end deposits, including deposits from tax-collecting authorities.
●	$63.8 million in mortgage production, compared with $55.7 million for the first quarter of 2015.
●	$178.8 million in purchased volume in the factoring division, compared to $175.1 million for the first quarter of 2015.
●	Reduction in non-acquired non-performing assets to $3.4 million, from $4.3 million at December 31, 2015.
●	Annualized net charge-offs of 0.13%, compared to 0.20% for the first quarter of 2015.
●	Ending book value per share of $20.36.
●	The successful completion of the system conversion at Reunion Bank, a division of National Bank of Commerce, in March 2016.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to NCC’s audited consolidated financial statements for the year ended December 31, 2015, which are contained in our Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant degree of judgment about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the creditworthiness of borrowers and the estimated value of underlying collateral, assumptions about cash flow, determinations of loss factors for estimating credit losses, and judgments regarding the impact of current events, conditions and other factors affecting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we ultimately realize may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to NCC’s consolidated financial statements for the year ended December 31, 2015, which are contained in our Annual Report on Form 10-K.

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

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes an asset or liability representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to a level at which it is “more likely than not” that the tax asset or benefit will be realized. The ultimate realization of tax benefits depends on many factors, including the sufficiency of taxable income, the availability of tax loss carrybacks or credits, the reversal of taxable temporary differences and tax planning strategies within the reversal period and the state of applicable tax laws with respect to the realization of recorded tax benefits.

Business Combinations

Assets purchased and liabilities assumed in a business combination are recorded at their respective fair values. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of the purchased assets or assumed liabilities. On the date of acquisition, when the loans exhibit evidence of credit deterioration since origination and it is probable that we will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as non-accretable difference. We must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will generally result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield, which will have a positive impact on interest income. Purchased loans without evidence of credit deterioration are recorded in the same manner.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Net Income

During the three months ended March 31, 2016, our net income was $3.8 million, compared to $1.9 million for the three months ended March 31, 2015, an increase of 96.7%. Our results of operations for the three months ended March 31, 2016 included the results Reunion Bank of Florida (“RBF”). We acquired RBF on October 31, 2015, and, therefore, its results are not included in our results of operations for three months ended March 31, 2015.

The primary reason for the increase in net income for the three months ended March 31, 2016 compared to the same period of 2015 was an increase in net interest income. During the three months ended March 31, 2016, net interest income was $16.7 million, an increase of $5.5 million, or 49.2%, compared to the three months ended March 31, 2015. This increase was a result of higher levels of loan volume and other earning assets from organic growth and the acquisition of RBF. Total noninterest income during the three months ended March 31, 2016 was $3.1 million, an increase of $1.4 million compared to the three months ended March 31, 2015. The largest increases in noninterest income during the first quarter of 2016 were in revenue from the mortgage division, income from bank-owned life insurance, gain from sales of other real estate and merchant sponsorship revenue. During the three months ended March 31, 2016, mortgage origination and fee income increased $121 thousand, and income from bank-owned life insurance increased $125 thousand. In addition, we recorded a gain of $156 thousand on the sale of other real estate, compared to a loss of $13 thousand during the three months ended March 31, 2015. Merchant sponsorship revenue totaled $522 thousand during the three months ended March 31, 2016. We entered this business line during the second quarter of 2015, so there was no revenue attributable to this business line for the three months ended March 31, 2015.

 The increased net interest income and noninterest income was partially offset by an increase in other noninterest expense and provision for loan losses during the three months ended March 31, 2016. Total noninterest expense during the three months ended March 31, 2016 was $12.1 million, an increase of $2.8 million, or 29.7%, compared to the three months ended March 31, 2015. This increase was primarily a result of the addition of the operating expenses of RBF and costs associated with the growth of the Company. RBF was not included in our results of operations for the three months ended March 31, 2015. The provision for loan losses during the three months ended March 31, 2016 was $1.5 million, compared to $161 thousand during the three months ended March 31, 2015.

Most of the changes in our net interest income, noninterest income and noninterest expense for the three months ended March 31, 2016 compared to the same period of 2015 were due to the additional revenues and expenses of RBF, which we acquired on October 31, 2015. During the three months ended March 31, 2016, RBF’s net interest income, noninterest income and noninterest expense were approximately $3.6 million, $251 thousand and $1.8 million, respectively.

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

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Three Months Ended
(Dollars in thousands)	March 31, 2016			March 31, 2015
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans	$1,352,737	$17,373	5.17%	$903,563	$11,709	5.26%
Mortgage loans held for sale	10,503	115	4.40	9,487	85	3.63
Securities:
Taxable securities	61,764	412	2.68	35,540	256	2.92
Tax-exempt securities	26,041	317	4.90	4,750	67	5.72
Cash balances in other banks	151,318	217	0.58	114,579	103	0.36
Total interest-earning assets	1,602,363	$18,434	4.63	1,067,919	$12,220	4.64
Noninterest-earning assets	156,260			94,118
Total assets	$1,758,623			$1,162,037

Liabilities and shareholders' equity
Interest-bearing transactions accounts	$204,339	$123	0.24%	$159,706	$99	0.25%
Savings and money market deposits	620,429	762	0.49	391,321	377	0.39
Time deposits	306,106	684	0.90	209,016	442	0.86
Federal Home Loan Bank and other borrowed money	10,959	81	2.97	22,000	109	2.01
Total interest-bearing liabilities	1,141,833	$1,650	0.58	782,043	$1,027	0.53
Noninterest-bearing deposits	386,674			232,497
Total funding sources	1,528,507			1,014,540
Noninterest-bearing liabilities	11,386			7,879
Shareholders' equity	218,730			139,618
	$1,758,623			$1,162,037
Net interest rate spread			4.05%			4.11%
Net interest income/margin (taxable equivalent)		16,784	4.21%		11,193	4.25%
Tax equivalent adjustment		121			27
Net interest income/margin		$16,663	4.18%		$11,166	4.24%

Net interest income increased by $5.5 million, or 49.2%, to $16.7 million for the three months ended March 31, 2016, compared to $11.2 million for the same period of 2015. The increase was due to an increase in interest income of $6.1 million, resulting from higher levels of loan volume from organic growth and the acquisition of RBF. This increase in interest income was partially offset by a $623 thousand increase in interest expense. The increase in interest income was primarily due to a 49.7% increase in average loans outstanding for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The resulting net interest margin for the three months ended March 31, 2016 was 4.18%, compared to 4.24% for the three months ended March 31, 2015.

Interest-earning assets averaged $1.6 billion for the three months ended March 31, 2016, compared to $1.1 billion for the three months ended March 31, 2015, an increase of $534.4 million, or 50.0%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets decreased 1 basis point, to 4.63% for the three months ended March 31, 2016, compared to 4.64% for the three months ended March 31, 2015. During the three months ended March 31, 2016, the loan yield was 5.17%, compared to 5.26% during the three months ended March 31, 2015. The decrease in loan yield was primarily attributable to the fact that rates on maturing loans are generally higher than rates on new or renewed loans and that factored receivables, which earn a higher yield than traditional loans, represent a lower proportion of our total loans. RBF contributed average loan balances of $287.1 million during the three months ended March 31, 2016.

Interest-bearing liabilities averaged $1.1 billion for the three months ended March 31, 2016, compared to $782.0 million for the three months ended March 31, 2015, an increase of $359.8 million, or 46.0%. The rate on total interest-bearing liabilities was 58 basis points for the three months ended March 31, 2016, compared to 53 basis points for the three months ended March 31, 2015. The increase in average deposits was due to organic deposit production and the inclusion of RBF’s deposits in our results for the three months ended March 31, 2016.

Average noninterest-bearing deposits increased to $386.7 million during the three months ended March 31, 2016, representing an increase of $154.2 million compared to the three months ended March 31, 2015.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended
(Dollars in thousands)	March 31, 2016 vs. 2015
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$5,866	$(202)	$5,664
Mortgage loans held for sale	10	20	30
Securities:
Taxable securities	178	(22)	156
Tax-exempt securities	261	(11)	250
Cash balances in other banks	41	73	114
Funds sold	-	-	-
Total interest-earning assets	$6,356	$(142)	$6,214

Interest-bearing liabilities
Interest-bearing transactions accounts	$28	$(4)	$24
Savings and money market deposits	266	119	385
Time deposits	220	22	242
Federal Home Loan Bank and other borrowed money	(69)	41	(28)
Total interest-bearing liabilities	$445	$178	$623

Net interest income
Net interest income (taxable equivalent)	5,911	(320)	5,591
Taxable equivalent adjustment	85	9	94
Net interest income	$5,826	$(329)	$5,497

Provision for Loan Losses

During the three months ended March 31, 2016, we recorded a provision for loan losses of $1.5 million, compared to $161 thousand during the three months ended March 31, 2015. The additional provision for loan losses during the three months ended March 31, 2016 was due to charge-offs of approximately $488 thousand at Corporate Billing, loan growth and uncertainty in the national economy. Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the proper level of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment and an impairment is deemed necessary, the impaired portion of the loan amount is charged off. As of March 31, 2016, none of our recorded allowance was related to impaired loans.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	For the Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015
Service charges and fees on deposit accounts	$480	$267
Mortgage origination and fee income	1,392	1,271
Merchant sponsorship revenue	522	-
Income from bank-owned life insurance	204	79
Wealth management fees	13	19
Gain (loss) on sale of other real estate	156	(13)
Other noninterest income	358	141
Total noninterest income	$3,125	$1,764

Noninterest income for the three months ended March 31, 2016 and 2015 was $3.1 million and $1.8 million, respectively. The inclusion of RBF in our results of operations for the three months ended March 31, 2016 accounted for approximately $251 thousand of the $1.4 million increase recorded in noninterest income during the three months ended March 31, 2016.

All categories of noninterest income experienced an increase. The mortgage division income increased $121 thousand during the three months ended March 31, 2016 and totaled $1.4 million for this period, compared to $1.3 million during the three months ended March 31, 2015. Increased production led to higher mortgage division income. During the three months ended March 31, 2016, total production was $63.8 million, compared to $55.7 million during the three months ended March 31, 2015. During the three months ended March 31, 2016, refinance activity accounted for 18.2% of production volume, compared to 26.9% during the same period in 2015. The addition of RBF did not have an impact on the higher mortgage division income during the three months ended March 31, 2016. We are expanding this business line in several markets in Florida, but the increased mortgage division income during the first quarter of 2016 resulted primarily from activity in our existing markets.

Service charges and fees on deposit accounts increased $213 thousand, to $480 thousand for the three months ended March 31, 2016. The addition of RBF contributed $108 thousand to this increase, and the remaining portion of this increase was the result of an increase in the number of deposit accounts as we continue to increase market share and accounts in our markets. Income from bank-owned life insurance increased $125 thousand to $204 thousand for the three months ended March 31, 2016. The addition of RBF contributed $25 thousand of this increase, and the remaining increase was due to additional investment in bank-owned life insurance made during 2015.

During the three months ended March 31, 2016, we recorded merchant sponsorship revenue of $522 thousand. There was no corresponding income for the three months ended March 31, 2015, since we entered this business line during the second quarter of 2015.

Noninterest expense

The increase in our total noninterest expense during the three months ended March 31, 2016 reflects the continued growth of the Company (organic growth and growth through acquisitions), as well as the expansion of our operational framework, employee base and facilities infrastructure as we build the foundation to support our growth strategies. We believe that some of our overhead costs will decrease as a percentage of our revenue as we grow and gain operating leverage by spreading these costs over a larger revenue base.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Three Months Ended
(Dollars in thousands)	March 31, 2016	March 31, 2015

Salaries and employee benefits	$6,945	$4,987
Commission-based compensation	875	796
Occupancy and equipment expense	1,135	836
Data processing expenses	667	425
Advertising and marketing expenses	160	173
Legal fees	122	167
FDIC insurance assessments	263	206
Accounting and audit expenses	250	223
Consulting and other professional expenses	243	105
Telecommunications expenses	159	128
Other real estate owned, repossessed asset and other collection expenses	59	122
Core deposit intangible amortization	191	111
Other noninterest expense	984	1,011
Total noninterest expense	$12,053	$9,290

Noninterest expense for the three months ended March 31, 2016 and 2015 was $12.1 million and $9.3 million, respectively. The inclusion of RBF in our results of operations for the three months ended March 31, 2016 accounted for approximately $1.8 million of the $2.8 million increase in noninterest expense recorded during the three months ended March 31, 2016.

Two of the largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits and commission-based compensation. Salaries continue to increase as we expand our presence in our markets. Higher incentive compensation accruals during the three months ended March 31, 2016 contributed to the increase in salaries and employee benefits. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at Corporate Billing. The higher levels of revenue for the mortgage division contributed to the increased commission-based compensation during the three months ended March 31, 2016.   Additionally, salaries and benefits for RBF’s employees contributed approximately $1.0 million of the $2.0 million increase in salaries and employee benefits and commission-based compensation expense recorded during the three months ended March 31, 2016.

Many categories of noninterest expense increased during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This was largely a result of the additional expenses associated with the operations of RBF. Other noninterest expense for the three months ended March 31, 2016 includes a recovery of $270 thousand related to the settlement of a lawsuit. Without this recovery, other noninterest expense would have been $1.3 million for the three months ended March 31, 2016.

Income Tax Provision

We recognized income tax expense of $2.1 million during the three months ended March 31, 2016, compared to $1.1 million during the three months ended March 31, 2015. The increase in income tax expense during the first three months of 2016 was due to the increase in pre-tax income. The effective tax rate for the first three months of 2016 was 33.6% (35.5% including the minority interest in CBI), compared to 31.4% (36.2% including the minority interest in CBI) during the first three months of 2015. The effective tax rate is affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at March 31, 2016 and December 31, 2015

Overview

Our total assets decreased $27.4 million, or 1.6%, from $1.8 billion at December 31, 2015 to $1.7 billion at March 31, 2016. Cash and cash equivalents decreased by $88.6 million during the first three months of 2016. Loans increased by $64.1 million, or 4.9%, during the first three months of 2016. Total assets and cash and cash equivalents decreased due to temporary year-end deposits that were withdrawn during the first of quarter of 2016 and our investment of some of our excess cash in loans and securities.

During the first three months of 2016, deposits decreased $16.2 million and totaled $1.5 billion at March 31, 2016. Our deposits were higher at year end 2015 due to the existence of temporary deposits that were withdrawn during the first three months of 2016. Our deposits actually increased when normalized for the temporary deposits. Deposit production is one of our primary focuses, and a component of our account officers’ bonus calculations is tied to deposit production during 2016.

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

During the three months ended March 31, 2016, we elected to use a portion of our balance sheet liquidity and invested $3.8 million in a United States Government agency obligation. We intend to continue to invest excess liquidity in securities when the yield, liquidity and interest rate risk are appropriate.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2016 and December 31, 2015.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of
(Dollars in thousands)	March 31, 2016		December 31, 2015
	Cost	Market	Cost	Market
U.S. Government agency obligations (excluding MBS)	$3,755	$3,719	$-	$-
Securities issued by states and political subdivisions	4,407	4,685	4,407	4,679
Residential mortgage pass-through securities	46,255	47,266	48,155	48,726
Total investment securities available-for-sale	$54,417	$55,670	$52,562	$53,405

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of
(Dollars in thousands)	March 31, 2016		December 31, 2015
	Cost	Market	Cost	Market
Securities issued by states and political subdivisions	$21,348	$21,936	$21,361	$21,762
Residential mortgage pass-through securities	5,936	5,974	6,097	6,081
Total investment securities held-to-maturity	$27,284	$27,910	$27,458	$27,843

We invest primarily in mortgage-backed securities, municipal securities and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or the Government National Mortgage Association (GNMA).

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that management attempts to control and counterbalance. Total loans averaged $1.4 billion during the three months ended March 31, 2016, or 84.4% of average earning assets, compared to $903.6 million, or 84.6% of average earning assets, for the three months ended March 31, 2015. At March 31, 2016, total loans, net of unearned income, were $1.4 billion, compared to $1.3 billion at December 31, 2015, an increase of $64.1 million, or 4.9%.

The organic, or non-acquired, growth in the Bank’s loan portfolio is attributable to the Bank’s ability to attract new customers from other financial institutions. We have also been successful in building banking relationships with new customers in all of the markets that we serve. We have hired several new bankers in our markets, and these employees have been successful in transitioning their former clients and new clients to the Bank. Our bankers are expected to be involved in their communities and to maintain business development efforts to develop relationships with clients, and our philosophy is to be responsive to customer needs by providing decisions in a timely manner. In addition to our business development efforts, many of the markets in which we operate have shown signs of economic recovery over the last few years, which has increased demand for the services that we provide.

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	As of
(Dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
Construction, land development, and other land loans	$166,714	12.05%	$152,862	11.58%
Secured by farmland	7,262	0.52	7,455	0.56
Secured by 1-4 family residential properties	340,291	24.59	333,761	25.29
Secured by multifamily (5 or more) residential properties	41,880	3.03	31,128	2.36
Secured by nonfarm nonresidential properties	541,588	39.13	509,212	38.58
Loans secured by real estate	1,097,735	79.32	1,034,418	78.37
Commercial and industrial loans	170,207	12.30	171,160	12.97
Factored commercial receivables	74,248	5.36	67,628	5.12
Consumer loans	19,666	1.42	21,116	1.60
Other loans	22,200	1.60	25,572	1.94
Total gross loans	1,384,056	100.00%	1,319,894	100.00%
Unearned income	(517)		(480)
Total loans, net of unearned income	1,383,539		1,319,414
Allowance for loan losses	(10,927)		(9,842)
Total net loans	$1,372,612		$1,309,572

In the context of this discussion, a "real estate mortgage loan" is defined as any loan secured by real estate, other than a loan for construction purposes, regardless of the purpose of the loan. It is common practice for financial institutions in our market areas, and for us in particular, to obtain a security interest in or lien on real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. This practice tends to increase the magnitude of the real estate loan portfolio. In many cases, we prefer real estate collateral to many other potential collateral sources, such as accounts receivable, inventory and equipment.

The principal component of our loan portfolio is loans secured by real estate. At March 31, 2016, this category totaled $1.1 billion and represented 79.3% of our total loan portfolio, compared to $1.0 billion, or 78.4% of the total loan portfolio, at December 31, 2015. Each category of real estate mortgage loans increased during the first three months of 2016.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $32.4 million, or 6.4%, to $541.6 million at March 31, 2016, compared to $509.2 million at December 31, 2015. Commercial mortgage loans comprise the single largest category of our loans, and at March 31, 2016, accounted for 39.1% of our entire loan portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally comprised a large portion of our loan portfolio. Of the $541.6 million in total commercial mortgage loans at March 31, 2016, approximately $229.1 million were loans secured by owner-occupied properties.

Residential mortgage loans increased by $6.5 million, or 2.0%, to $340.3 million at March 31, 2016, compared to $333.8 million at December 31, 2015. At March 31, 2016, residential mortgages accounted for 24.6% of our entire loan portfolio.

Real estate construction loans totaled $166.7 million at March 31, 2016, an increase of 9.1% from $152.9 million at December 31, 2015. At March 31, 2016, this loan type accounted for 12.1% of our total loan portfolio.

Factored commercial receivables totaled $74.2 million at March 31, 2016, compared to $67.6 million at December 31, 2015. This balance fluctuates based on several variables, such as when receivables are purchased and when and how quickly payments are received.

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

In determining the amount of the allowance, we utilize our risk department’s independent analysis of the minimum required loan loss reserve for the Bank. In this analysis, problem loans are reviewed for impairment or for loss exposure based on their payment performance and probability of default and the value of any collateral securing the loan. These totals are specifically allocated to the reserve. The loan portfolio is then divided into various homogeneous risk pools utilizing a combination of collateral codes and/or loan purpose codes and internal risk ratings. Historical losses are used to estimate the probable loss in the current portfolio based on both an average loss methodology and a migration loss methodology. The methodologies and the time periods considered are subjective and vary for each risk pool based on systematic risk relative to our ability to estimate losses for that risk pool. Because every loan has a risk of loss, the calculation begins with a minimum loss allocation for each loan pool. The minimum loss is estimated based on long-term trends for the Bank, the banking industry and the economy. A minimum loss allocation is similarly applied to letters of credit and unused lines of credit. Loss allocations are adjusted for changes in the economy, problem loans, payment performance, loan policy, management, credit administration systems, credit concentrations, loan growth and other elements over the time periods utilized in the methodology. The adjusted loss allocations are then applied to the current balances in their respective loan pools. Loss allocations are totaled, yielding the required allowance for loan losses.

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

ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Total loans oustanding, net of unearned income	$1,383,539	$920,740
Average loans oustanding, net of unearned income	$1,352,737	$903,563
Allowance for loan losses at beginning of period	$9,842	$9,802
Charge-offs:
Loans secured by real estate	-	332
Commercial and industrial loans	-	-
Factored receivables	888	566
Consumer loans	27	-
All other loans	1	1
Total charge-offs	916	899
Recoveries:
Loans secured by real estate	50	32
Commercial and industrial loans	6	7
Factored receivables	400	406
Consumer loans	4	-
All other loans	8	13
Total recoveries	468	458
Net charge-offs	448	441
Provision for loan losses	1,533	161
Allowance for loan losses at period end	$10,927	$9,522
Allowance for loan losses to period end loans	0.79%	1.03%
Net charge-offs to average loans	0.13%	0.20%

The table above does not include the allowances of United Legacy Bank (”United”) or RBF that were established prior the banks’ respective dates of acquisition. In accordance with ASC Topic 805, Business Combinations, United’s and RBF’s allowances for loan losses were not brought forward at acquisition; instead, the acquired loans were recorded at fair value, and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At March 31, 2016, United’s and RBF’s acquired loan portfolios totaled $366.5 million and had an aggregate related non-accretable difference of $5.8 million and accretable discount of $3.7 million.

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

Overall, asset quality indicators have remained steady, and, as a result, provision expense has been minimal. However, during the three months ended March 31, 2016, we recorded a provision expense of $1.5 million due to charge-offs of $488 thousand at Corporate Billing, strong loan growth during the first three months of 2016, and uncertainty in the national economy and the resulting impact on our local markets.

Allocation of the Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of
(Dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$1,801	13.90%	$1,345	14.91%
Factored receivables	500	5.36	500	5.12
Real estate - mortgage	6,495	67.27	5,525	66.79
Real estate - construction	1,964	12.05	1,412	11.58
Consumer	167	1.42	236	1.60
Unallocated	-	-	824	-
	$10,927	100.00%	$9,842	100.00%

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

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated.

NONPERFORMING ASSETS

	As of
	March 31,		December 31,
(Dollars in thousands)	2016	2015	2015
Nonaccrual loans	$3,801	$3,194	$3,695
Loans past due 90 days or more and still accruing	452	168	252
Total nonperforming loans	4,253	3,362	3,947
Other real estate and repossessed assets	2,884	2,036	3,965
Total nonperforming assets	$7,137	$5,398	$7,912
Allowance for loan losses to period-end loans	0.79%	1.03%	0.75%
Allowance for loan losses to period-end non performing loans	256.92	283.22	249.35
Net charge-offs to average loans	0.13	0.20	0.11
Nonperforming assets to period-end loans and foreclosed property and repossessed assets	0.51	0.58	0.60
Nonperforming loans to period-end loans	0.31	0.37	0.30

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. In addition to a consideration of these factors, we have a consistent and continuing policy of placing all loans on nonaccrual status if they become 90 days or more past due, excluding factored receivables. For Corporate Billing's factored receivables, which are trade credits rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and to charge off unpaid non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the amount of the invoice is charged against the client reserve account established for such purposes, unless the client reserve and the client’s financial resources are insufficient, in which case either the amount of the invoice is charged against loans or the balance is considered impaired and the client is responsible for repaying the unpaid obligation of the account debtor. When a loan is placed on nonaccrual status, all accrued interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Payments received while a loan is on nonaccrual status will be applied to the loan’s outstanding principal balance. When a problem loan is resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan that would necessitate additional charges to the allowance for loan losses.

Total nonperforming assets decreased by $775 thousand to $7.1 million at March 31, 2016, from $7.9 million at December 31, 2015. Asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of
(Dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$382,642	25.54%	$382,946	25.29%
Interest-bearing demand	222,271	14.84	202,649	13.38
Savings and money market	597,179	39.86	611,887	40.40
Time less than $100k	78,463	5.24	87,069	5.75
Time equal to or greater than $100k and less than $250k	73,382	4.90	85,151	5.62
Time equal to or greater than $250k	144,260	9.62	144,756	9.56
Total deposits	$1,498,197	100.00%	$1,514,458	100.00%

Total deposits were $1.5 billion at March 31, 2016, a decrease of $16.3 million from December 31, 2015. This decrease was primarily due to an expected withdrawal of year-end temporary deposits during the first three months of 2016, as discussed above. Deposit growth has been a point of emphasis, and additionally we have benefited from uncertainty in the financial markets, which has increased the liquidity of many banks as consumers and businesses look for safe places for liquidity, thereby increasing bank deposits.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One of our primary sources of wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $7.0 million and $22.0 million at March 31, 2016 and December 31, 2015, respectively. During the first three months of 2016, a $15.0 million advance matured. We have not initiated any additional borrowings from the FHLB since 2012. During 2014, we issued $48.9 million of brokered deposits to fund a portion of the assets acquired in the CBI transaction. Several of these brokered deposits have matured, and as of March 31, 2016, we had $34.4 million of brokered deposits outstanding. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit that mature in three to five years at rates that are lower than we would offer in our local markets, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificates of deposit balances of $5.7 million and $12.3 million at March 31, 2016 and December 31, 2015, respectively. The decrease during the first three months of 2016 was primarily due to maturities.

Liquidity

Market and public confidence in our financial strength and in financial institutions generally affects our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure our liquidity position by giving consideration to both on-and off-balance sheet sources of and demands for funds on a daily, weekly and monthly basis.

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

Cash and cash equivalents at March 31, 2016 and December 31, 2015 were $123.9 million and $212.5 million, respectively. Based on the balance of cash and cash equivalents, we believe that our liquidity resources were sufficient at March 31, 2016 to fund loans and meet our other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS

As of March 31, 2016

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$-	$5,000	$2,000	$-	$7,000
Certificates of deposit of less than $100k	45,652	27,626	5,185	-	78,463
Certificates of deposit of $100k or more	136,839	48,441	32,362	-	217,642
Operating leases	1,007	1,488	952	2,820	6,267
Total contractual obligations	$183,498	$82,555	$40,499	$2,820	$309,372

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

Our off-balance sheet arrangements are summarized in the following table as of the dates indicated.

CREDIT EXTENSION COMMITMENTS

	As of
	March 31, 2016	December 31, 2015
(Dollars in thousands)	Amount	Amount
Unfunded lines	$307,743	$311,424
Letters of credit	10,525	10,206
Total credit extension commitments	$318,268	321,630

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

The following table illustrates our interest rate sensitivity at March 31, 2016, assuming that the relevant assets and liabilities are collected and paid, respectively, based on historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS
As of March 31, 2016

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$691,237	36,871	122,457	244,126	228,985	72,392	1,396,068
Securities	4,394	3,027	4,927	16,056	11,016	43,534	82,954
Cash balances in other banks	107,685	-	-	-	-	-	107,685
Funds sold	-	-	-	-	-	-	-
Total interest-earning assets	$803,316	39,898	127,384	260,182	240,001	115,926	1,586,707

Interest-bearing liabilities
Interest-bearing transactions accounts	$91,828	5,934	26,700	46,581	21,960	29,268	222,271
Savings and money market deposits	354,343	7,494	33,720	85,165	2,570	113,887	597,179
Time deposits	7,975	63,155	111,116	76,066	37,548	245	296,105
Federal Home Loan Bank and other borrowed money	-	-	-	7,000	-	-	7,000
Total interest-bearing liabilities	$454,146	76,583	171,536	214,812	62,078	143,400	1,122,555

Interest sensitivity gap
Period gap	$349,170	(36,685)	(44,152)	45,370	177,923	(27,474)	464,152
Cumulative gap	349,170	312,485	268,333	313,703	491,626	464,152
Cumulative gap - Rate-Sensitive Assets/Rate-Sensitive Liabilities	22.01%	19.69	16.91	19.77	30.98	29.25

(1)	Includes mortgage loans held-for-sale

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

Market Risk

Our earnings are dependent, to a large degree, on our net interest income, which is the difference between interest income earned on all earning assets, primarily consisting of loans and securities, and interest paid on all interest-bearing liabilities, primarily consisting of deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from inherent interest rate risk in our lending, investing and deposit-gathering activities. We seek to reduce our exposure to market risk through actively monitoring and managing interest rate risk. Management relies on static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest-earning assets and interest-bearing liabilities, which quantifies, to a large extent, the degree of market risk inherent in our balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest-bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 400 basis points below the current prevailing rates to 400 basis points above the current prevailing rates. We make certain assumptions regarding the effect that varying levels of interest rates have on certain earning assets and interest-bearing liabilities, based on both historical experience and consensus estimates of outside sources.

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

	MARKET RISK

	Impact on Net Interest Income
Change in prevailing interest rates	As of March 31, 2016	As of December 31, 2015
+400 basis points	19.69%	21.26%
+300 basis points	14.79	15.89
+200 basis points	9.81	10.48
+100 basis points	4.79	5.08
0 basis points	-	-
-100 basis points	(3.54)	(3.85)
-200 basis points	(9.16)	(8.95)
-300 basis points	(13.71)	(13.17)
-400 basis points	(17.07)	(16.96)

Capital Resources

Total shareholders’ equity attributable to NCC at March 31, 2016 was $213.8 million, or 12.3% of total assets. At December 31, 2015, total shareholders’ equity attributable to NCC was $209.3 million, or 11.9% of total assets. The increase in shareholders’ equity during the first quarter of 2016 was primarily attributable to net income of $3.8 million and an increase in accumulated other comprehensive income of $266 thousand.

In July 2013, the Federal Reserve and the OCC issued final rules implementing the Basel III regulatory capital framework, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules. Among other things, the rules (i) revised the minimum capital requirements and adjusted the prompt corrective action thresholds applicable to financial institutions under the agencies’ jurisdiction, (ii) revised the regulatory capital elements, (iii) added a new common equity Tier 1 capital ratio, (iv) increased the minimum Tier 1 capital ratio requirements and (v) implemented a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and Bank have made the election to retain the existing treatment for accumulated other comprehensive income.

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures, such as common equity Tier 1 capital, Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well−capitalized” institution, as that term is defined by the Bank’s regulators. As of March 31, 2016, the Bank was “well-capitalized” under the regulatory framework for prompt corrective action.

Under the current regulatory guidelines, banks must meet minimum capital adequacy levels based on both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a minimum ratio of Tier 1 capital to average assets (“leverage ratio”) of 4%. Adherence to these guidelines has not had an adverse impact on us.

The table below calculates and presents regulatory capital based on the regulatory capital ratio requirements under Basel III. As of January 1, 2016, an additional capital conservation buffer has been added to the minimum requirements for capital adequacy purposes and is subject to a three-year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The ratios for the Company and Bank are currently sufficient to satisfy the fully phased-in conservation buffer.

The following table sets forth selected consolidated capital ratios at March 31, 2016 and December 31, 2015 for both NBC and NCC.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-Weighted Assets)
NCC	$166,419	11.97%	$111,221	8.00%	N/A	N/A
NBC	$156,456	11.26%	111,124	8.00%	$138,905	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
NCC	$155,492	11.18%	$83,416	6.00%	N/A	N/A
NBC	$145,529	10.48%	$83,343	6.00%	$111,124	8.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
NCC	$155,492	11.18%	$62,562	4.50%	N/A	N/A
NBC	$145,529	10.48%	$62,507	4.50%	$90,288	6.50%
Tier 1 Capital
(to Average Assets)
NCC	$155,492	9.13%	$68,107	4.00%	N/A	N/A
NBC	$145,529	8.56%	$67,995	4.00%	$84,993	5.00%
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-Weighted Assets)
NCC	$161,023	11.91%	$108,178	8.00%	N/A	N/A
NBC	$151,386	11.21%	108,085	8.00%	$135,106	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
NCC	$151,181	11.18%	$81,134	6.00%	N/A	N/A
NBC	$141,544	10.48%	$81,064	6.00%	$108,085	8.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
NCC	$151,181	11.18%	$60,850	4.50%	N/A	N/A
NBC	$141,544	10.48%	$60,798	4.50%	$87,819	6.50%
Tier 1 Capital
(to Average Assets)
NCC	$151,181	9.68%	$62,501	4.00%	N/A	N/A
NBC	$141,544	9.05%	$62,575	4.00%	$78,219	5.00%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company that is required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE CORPORATION
(Registrant)

Date: May 6, 2016	/s/ John H. Holcomb, III
John H. Holcomb, III
Chief Executive Officer and Chairman of the Board

Date: May 6, 2016	/s/ William E. Matthews, V
William E. Matthews, V
Chief Financial Officer and Vice Chairman of the Board