Form 10-Q
period 2016-06-30
National Commerce Corp
filed 2016-08-08
CIK 1609951

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                                                                                                     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 7, 2016
Common stock, $0.01 par value	10,870,033 shares

NATIONAL COMMERCE CORPORATION

FORM 10-Q

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “National Commerce Corporation,” “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation and its consolidated affiliates as of June 30, 2016.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$27,283	27,173
Interest-bearing deposits with banks	58,880	185,284
Cash and cash equivalents	86,163	212,457

Investment securities held-to-maturity (fair value of $28,215 and $27,843 at June 30, 2016 and December 31, 2015, respectively)	26,993	27,458
Investment securities available-for-sale	62,502	53,405
Other investments	7,715	6,235
Mortgage loans held-for-sale	19,468	15,020
Loans, net of unearned income	1,406,576	1,319,414
Less: allowance for loan losses	11,642	9,842
Loans, net	1,394,934	1,309,572
Premises and equipment, net	32,496	31,432
Accrued interest receivable	3,690	3,510
Bank-owned life insurance	27,631	27,223
Other real estate	2,160	3,965
Deferred tax assets, net	13,853	14,190
Goodwill	50,748	50,686
Core deposit intangible, net	2,406	2,788
Other assets	5,023	5,428
Total assets	$1,735,782	1,763,369

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$384,854	382,946
Interest-bearing demand	207,673	202,649
Savings and money market	584,347	611,887
Time	284,003	316,976
Total deposits	1,460,877	1,514,458
Federal Home Loan Bank advances	7,000	22,000
Subordinated debt	24,540	-
Accrued interest payable	671	627
Other liabilities	16,574	9,648
Total liabilities	1,509,662	1,546,733

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,870,033 and 10,824,969 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	109	108
Additional paid-in capital	203,370	202,456
Retained earnings	14,285	6,152
Accumulated other comprehensive income	994	548
Total shareholders' equity attributable to National Commerce Corporation	218,758	209,264
Noncontrolling interest	7,362	7,372
Total shareholders' equity	226,120	216,636
Total liabilities and shareholders' equity	$1,735,782	1,763,369

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Earnings

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income:
Interest and fees on loans	$17,669	12,226	$35,152	24,018
Interest and dividends on taxable investment securities	380	269	792	525
Interest on non-taxable investment securities	204	114	404	156
Interest on interest-bearing deposits and federal funds sold	129	105	347	208
Total interest income	18,382	12,714	36,695	24,907
Interest expense:
Interest on deposits	1,476	961	3,045	1,879
Interest on borrowings	71	110	152	219
Interest on subordinated debt	183	-	183	-
Total interest expense	1,730	1,071	3,380	2,098
Net interest income	16,652	11,643	33,315	22,809
Provision for loan losses	901	120	2,434	281
Net interest income after provision for loan losses	15,751	11,523	30,881	22,528
Other income:
Service charges and fees on deposit accounts	505	308	985	575
Mortgage origination and fee income	1,627	1,505	3,019	2,776
Merchant sponsorship revenue	491	191	1,013	191
Income from bank-owned life insurance	204	86	408	165
Wealth management fees	11	13	24	32
Gain (loss) on other real estate	119	(11)	275	(24)
Other	400	114	758	255
Total other income	3,357	2,206	6,482	3,970
Other expense:
Salaries and employee benefits	6,907	5,114	13,852	10,101
Commission-based compensation	1,036	1,056	1,911	1,852
Occupancy and equipment	1,131	829	2,266	1,665
Core deposit intangible amortization	192	111	383	222
Other	2,988	2,506	5,895	5,066
Total other expense	12,254	9,616	24,307	18,906
Earnings before income taxes	6,854	4,113	13,056	7,592
Income tax expense	2,072	1,264	4,155	2,356
Net earnings	4,782	2,849	8,901	5,236
Less: Net earnings attributable to noncontrolling interest	428	593	768	1,059
Net earnings attributable to National Commerce Corporation	$4,354	2,256	$8,133	4,177

Basic earnings per common share	$0.40	0.24	$0.75	0.49
Diluted earnings per common share	$0.39	0.24	$0.74	0.48

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$4,354	$2,256	$8,133	4,177
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized gains (losses) arising during the period, net of tax of $98, ($147), 240 and ($127), respectvely	180	(273)	446	(235)
Other comprehensive income (loss)	180	(273)	446	(235)
Comprehensive income	$4,534	$1,983	$8,579	3,942

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2015	$108	202,456	6,152	548	7,372	216,636

Share-based compensation expense	-	557	-	-	-	557
Net earnings attributable to National Commerce Corporation	-	-	8,133	-	-	8,133
Exercise of stock options and issuance of performance shares	1	300	-	-	-	301
Tax benefit resulting from exercise of stock options, net of adjustment	-	57	-	-	-	57
Net earnings attributable to noncontrolling interest	-	-	-	-	768	768
Distributions paid to noncontrolling interest	-	-	-	-	(778)	(778)
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	446	-	446
Balance, June 30, 2016	$109	203,370	14,285	994	7,362	226,120

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	For the Six Months Ended
	June 30,

	2016	2015
Cash flows from operating activities:
Net earnings	$8,133	4,177
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,434	281
Net earnings attributable to noncontrolling interest	768	1,059
Depreciation, amortization, and accretion	465	1,086
(Gain) loss on ineffective portion of fair value hedge derivative	(25)	2
Change in mortgage loan derivative	(36)	(118)
Loss on trade or sale of premises and equipment	-	5
Share-based compensation expense	557	471
Income from bank-owned life insurance	(408)	(165)
(Gain) loss on other real estate	(275)	24
Change in:
Mortgage loans held-for-sale	(4,448)	(4,421)
Other assets and accrued interest receivable	766	(1,186)
Other liabilities and accrued interest payable	382	(739)
Net cash provided by operating activities	8,313	476
Cash flows from investing activities:
Proceeds from calls, maturities, and paydowns of securities available-for-sale and held-to-maturity	29,561	7,081
Purchases of securities available-for-sale	(31,757)	(2,500)
Purchases of securities held-to-maturity	-	(12,611)
Proceeds from sale of other investments	693	703
Purchases of other investments	(2,173)	(1,126)
Net change in loans	(86,396)	(83,845)
Proceeds from sale of other real estate	2,080	169
Investment in bank-owned life insurance	-	(1,042)
Proceeds from the sale of premises and equipment	-	49
Purchases of premises and equipment	(2,187)	(1,815)
Net cash used by investing activities	(90,179)	(94,937)
Cash flows from financing activities:
Net change in deposits	(53,491)	80,423
Repayment of Federal Home Loan Bank advances	(15,000)	-
Issuance of subordinated debt	25,000	-
Debt offering expenses	(460)	-
Cash distribution paid to noncontrolling interests	(777)	(771)
Proceeds from stock offering	-	34,495
Stock offering expenses	-	(728)
Proceeds from exercise of options and warrants	300	-
Net cash (used) provided by financing activities	(44,428)	113,419
Net change in cash and cash equivalents	(126,294)	18,958
Cash and cash equivalents at beginning of the period	212,457	123,435
Cash and cash equivalents at end of the period	$86,163	142,393

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows, continued

(In thousands)

	For the Six Months Ended
	June 30,

Supplemental disclosure of cash flow information:	2016	2015
Cash paid during the period for:
Interest	$3,336	2,076
Income taxes	$2,641	2,538
Non-cash investing and financing activities:
Change in unrealized (losses) gains on securities available-for-sale, net of tax	$(446)	235
Transfer of loans to other real estate	$-	694

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Notes to Unaudited Consolidated Financial Statements

(amounts in tables in thousands, except per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of National Commerce Corporation (“NCC,” and, including its subsidiaries, the “Company”) and its wholly owned subsidiaries, National Bank of Commerce (“NBC” or the “Bank”) and National Commerce Risk Management, Inc (“NCRM”). NCRM is a captive insurance company that was created to insure the Company and our subsidiaries against certain risks arising from our operations. The unaudited consolidated financial statements also include the accounts of NBC’s majority-owned subsidiary, CBI Holding Company, LLC (“CBI”), which owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection, and accounts receivable management services to transportation companies and automotive parts and service providers nationwide.

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

Note 3 – Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares (options) are excluded from the diluted earnings per share computation and totaled 102,297 for the three and six month periods ended June 30, 2016 and 2015.

The reconciliation of the components of the basic and diluted earnings per share is as follows.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net earnings available to common shareholders	$4,354	2,256	$8,133	4,177

Weighted average common shares outstanding	10,866,788	9,438,541	10,861,330	8,574,900
Dilutive effect of stock options	96,759	54,014	95,713	44,096
Dilutive effect of directors' deferred shares	15,905	5,353	15,903	5,305
Dilutive effect of performance share awards	88,520	71,787	86,960	63,685
Diluted common shares	11,067,972	9,569,695	11,059,906	8,687,986

Basic earnings per common share	$0.40	0.24	$0.75	0.49
Diluted earnings per common share	$0.39	0.24	$0.74	0.48

Note 4 – Securities

The amortized cost and fair value of held-to-maturity and available-for-sale debt securities at June 30, 2016 and December 31, 2015 were as follows.

	Held-to-Maturity Securities

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$5,658	76	-	5,734
Municipal securities	21,335	1,146	-	22,481
Total held-to-maturity securities	$26,993	1,222	-	28,215

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$6,097	-	16	6,081
Municipal securities	21,361	439	38	21,762
Total held-to-maturity securities	$27,458	439	54	27,843

	Available-for-Sale Securities

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations	$3,721	-	29	3,692
Mortgage-backed securities	43,860	1,241	-	45,101
Other asset-backed securities	8,984	-	-	8,984
Municipal securities	4,407	318	-	4,725
Total available-for-sale securities	$60,972	1,559	29	62,502

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$48,155	758	187	48,726
Municipal securities	4,407	273	1	4,679
Total available-for-sale securities	$52,562	1,031	188	53,405

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

Details concerning the Company’s debt securities with unrealized losses as of June 30, 2016 and December 31, 2015 are as follows.

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$-	-	-	-	-	-
Municipal securities	-	-	-	-	-	-
Total held-to-maturity securities	$-	-	-	-	-	-

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$3,960	16	-	-	3,960	16
Municipal securities	1,996	38	-	-	1,996	38
Total held-to-maturity securities	$5,956	54	-	-	5,956	54

	Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
June 30, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency obligations	$3,692	29	-	-	3,692	29
Mortgage-backed securities	-	-	-	-	-	-
Other asset-backed securities	-	-	-	-	-	-
Municipal securities	-	-	-	-	-	-
Total available-for-sale securities	$3,692	29	-	-	3,692	29

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$28,606	128	3,654	59	32,260	187
Municipal securities	498	1	-	-	498	1
Total available-for-sale securities	$29,104	129	3,654	59	32,758	188

As of June 30, 2016, the Company did not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three-month and six-month periods ended June 30, 2016 and 2015.

During the three-month and six-month periods ended June 30, 2016 and 2015, the Company did not sell any debt securities.

The amortized cost and estimated fair value of debt securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Municipal securities:
0 to 5 years	$-	-	$-	-
5 to 10 years	1,046	1,083	-	-
Over 10 years	3,361	3,642	21,335	22,481
Mortgage-backed securities, other asset- backed securities and U.S. government agency obligations	56,565	57,777	5,658	5,734
Total	$60,972	62,502	$26,993	28,215

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at June 30, 2016 and December 31, 2015 are summarized as follows.

	June 30, 2016	December 31, 2015
Commercial, financial, and agricultural	$184,200	196,732
Factored commercial receivables	70,673	67,628
Real estate - mortgage	975,026	881,556
Real estate - construction	156,448	152,862
Consumer	20,688	21,116
	1,407,035	1,319,894
Less: Unearned fees	459	480
Total loans	1,406,576	1,319,414
Allowance for loan losses	(11,642)	(9,842)
Total net loans	$1,394,934	1,309,572

The Company makes loans and extensions of credit to individuals and a variety of businesses located in its market areas. Through Corporate Billing, the Company also purchases receivables from transportation companies and automotive parts and service providers nationwide. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon prevailing conditions in the real estate market. Portfolio segments utilized by the Company are identified below. Relevant risk characteristics for these portfolio segments generally include (i) debt service coverage, loan-to-value ratios, and financial performance, for non-consumer loans, and (ii) credit scores, debt-to-income ratios, collateral type, and loan-to-value ratios, for consumer loans.

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

Balance, June 30, 2016	Commercial, financial, and agricultural	Factored commercial receivables	Real estate - mortgage	Real estate - construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,345	500	5,525	1,412	236	824	9,842
Provisions charged to operating expense	278	605	1,842	346	187	(824)	2,434
Loans charged off	(4)	(1,319)	-	-	(180)	-	(1,503)
Recoveries	33	714	107	7	8	-	869
Balance, June 30, 2016	$1,652	500	7,474	1,765	251	-	11,642

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	$1,652	500	7,474	1,765	251	-	11,642
Loans:
Individually evaluated for impairment	$-	-	262	156	23	-	441
Collectively evaluated for impairment	$183,959	70,673	965,283	155,870	20,426	-	1,396,211

Acquired loans with deteriorated credit quality	$241	-	9,481	422	239	-	10,383

Balance, June 30, 2015	Commercial, financial, and agricultural	Factored commercial receivables	Real estate - mortgage	Real estate - construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,523	955	5,047	647	562	1,068	9,802
Provisions charged to operating expense	25	(148)	1,022	196	(226)	(588)	281
Loans charged off	(1)	(1,095)	(764)	-	(87)	-	(1,947)
Recoveries	36	1,003	49	45	5	-	1,138
Balance, June 30, 2015	$1,583	715	5,354	888	254	480	9,274

Ending balance, individually evaluated for impairment	$-	540	-	-	-	-	540
Ending balance, collectively evaluated for impairment	$1,583	175	5,354	888	254	480	8,734
Loans:
Individually evaluated for impairment	$-	840	2,849	181	30	-	3,900
Collectively evaluated for impairment	$141,720	74,160	628,820	100,413	16,521	-	961,634
Acquired loans with deteriorated credit quality	$212	-	4,931	334	247	-	5,724

The Company individually evaluates for impairment all loans that are on nonaccrual status. Additionally, all troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral-dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance. During the six months ended June 30, 2016 and 2015, the Company did not modify any loans in a manner that would be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of June 30, 2016 and December 31, 2015. The purchased credit-impaired loans are not included in these tables because they are carried at fair value and accordingly have no related associated allowance.

June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	262	305	-	159
Real estate - construction	156	172	-	162
Consumer	23	73	-	26
Total	$441	550	-	347

Impaired loans with related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	-
Real estate - construction	-	-	-	-
Consumer	-	-	-	-
Total	$-	-	-	-

Total impaired loans:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	262	305	-	159
Real estate - construction	156	172	-	162
Consumer	23	73	-	26
Total	$441	550	-	347

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	19	55	-	1,523
Real estate - construction	169	178	-	105
Consumer	-	-	-	39
Total	$188	233	-	1,667

Impaired loans with related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	653
Real estate - mortgage	-	-	-	250
Real estate - construction	-	-	-	77
Consumer	-	-	-	-
Total	$-	-	-	980

Total impaired loans:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	653
Real estate - mortgage	19	55	-	1,773
Real estate - construction	169	178	-	182
Consumer	-	-	-	39
Total	$188	233	-	2,647

For the six months ended June 30, 2016 and 2015, the Company did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of June 30, 2016 and December 31, 2015, by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For CBI’s factored receivables, which are commercial trade credits rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, in which case the invoice is charged against the allowance for loan losses.

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$-	-	-	-	184,200	184,200	-
Factored commercial receivables	4,655	1,999	406	7,060	63,613	70,673	-
Real estate - mortgage	264	190	1,355	1,809	973,217	975,026	2,986
Real estate - construction	-	373	-	373	156,075	156,448	265
Consumer	95	26	-	121	20,567	20,688	96
Total	$5,014	2,588	1,761	9,363	1,397,672	1,407,035	3,347

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$21	-	-	21	196,711	196,732	-
Factored commercial receivables	5,762	1,595	252	7,609	60,019	67,628	-
Real estate - mortgage	1,707	760	911	3,378	878,178	881,556	3,300
Real estate - construction	59	88	-	147	152,715	152,862	283
Consumer	114	-	34	148	20,968	21,116	112
Total	$7,663	2,443	1,197	11,303	1,308,591	1,319,894	3,695

The Company groups loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Loans are analyzed individually and classified according to credit risk. This analysis is performed on a continuous basis. The Bank uses the following definitions for its risk ratings:

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

Doubtful: Specific weaknesses characterized as Substandard that are severe enough to make collection in full unlikely. There is no reliable secondary source of full repayment. Loans classified as Doubtful will be placed on non-accrual status, analyzed and fully or partially charged off based on a review of the related collateral and other relevant factors.

Loss: Specific weaknesses characterized as Doubtful that are severe enough to be considered uncollectible and of such minimal value that the continued characterization of the loan as an asset is not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans. As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows.

June 30, 2016	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$181,710	976	1,514	-	184,200
Factored commercial receivables	70,673	-	-	-	70,673
Real estate - mortgage	964,095	3,057	4,907	2,967	975,026
Real estate - construction	155,687	-	496	265	156,448
Consumer	19,868	32	692	96	20,688
Total	$1,392,033	4,065	7,609	3,328	1,407,035

December 31, 2015	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$193,176	1,509	2,047	-	196,732
Factored commercial receivables	67,628	-	-	-	67,628
Real estate - mortgage	870,617	2,756	4,882	3,301	881,556
Real estate - construction	152,255	-	324	283	152,862
Consumer	20,260	33	712	111	21,116
Total	$1,303,936	4,298	7,965	3,695	1,319,894

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

Loans and Mortgage Loans Held-for-Sale

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired, and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2016 and December 31, 2015, impaired loans were evaluated based on the fair value of the collateral.  Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Subordinated Debt

For disclosure purposes, the fair value of our fixed rate subordinated debt is estimated using a discounted cash flow model using current market interest rates on borrowings with a similar maturity.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company or the counterparty. However, as of June 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

June 30, 2016	Level 1	Level 2	Level 3	Total
U.S. Government agency obligations	$-	3,692	-	3,692
Mortgage-backed securities	-	45,101	-	45,101
Municipal securities	-	4,725	-	4,725
Other asset-backed securities	-	8,984	-	8,984
Total investment securities available-for-sale	$-	62,502	-	62,502
Derivative assets	$-	602	-	602
Derivative liabilities	$-	1,210	-	1,210

December 31, 2015	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$-	48,726	-	48,726
Municipal securities	-	4,679	-	4,679
Total investment securities available-for-sale	-	53,405	-	53,405
Derivative assets	$-	258	-	258
Derivative liabilities	$-	518	-	518

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2016 and December 31, 2015.

June 30, 2016	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$-	-	2,160	2,160
Impaired loans	-	-	3,347	3,347

December 31, 2015	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$-	-	3,965	3,965
Impaired loans	-	-	3,695	3,695

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 were as follows:

	Carrying		Estimated Fair Value
June 30, 2016	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$86,163	86,163	-	-
Investment securities held-to-maturity	26,993	-	28,215	-
Investment securities available-for-sale	62,502	-	62,502	-
Other investments	7,715	-	7,715	-
Loans, net	1,394,934	-	1,405,324	3,347
Mortgage loans held-for-sale	19,468	-	19,468	-
Bank-owned life insurance	27,631	-	27,631	-
Derivative assets	602	-	602	-
Liabilities:
Deposits	1,460,877	-	1,428,567	-
Federal Home Loan Bank advances	7,000	-	7,427	-
Subordinated debt	24,540	-	25,311	-
Derivative liabilities	1,210	-	1,210	-

	Carrying		Estimated Fair Value
December 31, 2015	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$212,457	212,457	-	-
Investment securities held-to-maturity	27,458	-	27,843	-
Investment securities available-for-sale	53,405	-	53,405	-
Other investments	6,235	-	6,235	-
Loans, net	1,309,572	-	1,309,547	3,695
Mortgage loans held-for-sale	15,020	-	15,020	-
Bank-owned life insurance	27,223	-	27,223	-
Derivative assets	258	-	258	-
Liabilities:
Deposits	1,514,458	-	1,479,746	-
Federal Home Loan Bank advances	22,000	-	22,405	-
Derivative liabilities	518	-	518	-

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

	Retail and Commercial Banking	Mortgage Division (1)	Receivables Factoring	Elimination Entries (2)	Total
For the Three Months Ended June 30, 2016
Interest income	$15,732	150	2,970	(470)	18,382
Interest expense	1,670	60	470	(470)	1,730
Net interest income	14,062	90	2,500	-	16,652
Provision for loan and lease losses	784	-	117	-	901
Noninterest income	1,312	2,041	4	-	3,357
Noninterest expense	9,245	1,699	1,310	-	12,254
Net earnings before tax and noncontrolling interest	5,345	432	1,077	-	6,854
Income tax expense	1,661	164	247	-	2,072
Noncontrolling interest	-	-	(428)	-	(428)
Net earnings atributable to National Commerce Corporation	$3,684	268	402	-	4,354

For the Six Months Ended June 30, 2016
Interest income	$31,431	265	5,969	(970)	36,695
Interest expense	3,276	104	970	(970)	3,380
Net interest income	28,155	161	4,999	-	33,315
Provision for loan and lease losses	1,829	-	605	-	2,434
Noninterest income	2,944	3,494	44	-	6,482
Noninterest expense	18,657	3,048	2,602	-	24,307
Net earnings before tax and noncontrolling interest	10,613	607	1,836	-	13,056
Income tax expense	3,518	231	406	-	4,155
Noncontrolling interest	-	-	(768)	-	(768)
Net earnings attributable to National Commerce Corporation	$7,095	376	662	-	8,133

Total assets as of June 30, 2016	$1,686,402	19,468	93,429	(63,517)	1,735,782

For the Three Months Ended June 30, 2015
Interest income	$10,051	113	3,048	(498)	12,714
Interest expense	1,034	37	498	(498)	1,071
Net interest income	9,017	76	2,550	-	11,643
Provision for loan and lease losses	428	-	(308)	-	120
Noninterest income	377	1,829	-	-	2,206
Noninterest expense	6,873	1,453	1,290	-	9,616
Net earnings before tax and noncontrolling interest	2,093	452	1,568	-	4,113
Income tax expense	721	172	371	-	1,264
Noncontrolling interest	-	-	(593)	-	(593)
Net earnings atributable to National Commerce Corporation	$1,372	280	604	-	2,256

For the Six Months Ended June 30, 2015
Interest income	$19,566	197	6,161	(1,017)	24,907
Interest expense	2,032	66	1,017	(1,017)	2,098
Net interest income	17,534	131	5,144	-	22,809
Provision for loan and lease losses	429	-	(148)	-	281
Noninterest income	924	3,017	29	-	3,970
Noninterest expense	13,789	2,493	2,624	-	18,906
Net earnings before tax and noncontrolling interest	4,240	655	2,697	-	7,592
Income tax expense	1,485	249	622	-	2,356
Noncontrolling interest	-	-	(1,059)	-	(1,059)
Net earnings attributable to National Commerce Corporation	$2,755	406	1,016	-	4,177

Total assets as of June 30, 2015	$1,213,137	13,750	97,687	(67,960)	1,256,614

(1)	Noninterest income for the mortgage division segment includes intercompany income allocation.
(2)

Entry to remove intercompany interest allocated to the receivables factoring segment. For segment reporting purposes, we allocate funding costs to the receivables factoring segment at the federal funds rate plus 2.50%.

Note 8 – Goodwill and Intangibles

Changes to the carrying amount of goodwill for the six months ended June 30, 2016 are provided in the following table.

Balance, December 31, 2015	$50,686
Adjustments to goodwill	62
Balance, June 30, 2016	$50,748

The adjustments to goodwill made during the six months ended June 30, 2016 resulted from the recognition of liabilities that existed as of the date on which we acquired Reunion Bank of Florida but were not recorded. The adjustments were made following the Company’s review of additional information that existed at the time of acquisition that affected the recorded fair value of certain liabilities. Net of deferred taxes, the adjustment resulted in a $62,000 increase to the amount of goodwill initially recorded in our acquisition of Reunion Bank of Florida. The adjustment to goodwill had no impact on net income or shareholders’ equity of the Company for the first six months of 2016.

A summary of core deposit intangible assets as of June 30, 2016 and December 31, 2015 is as follows.

	June 30, 2016	December 31, 2015
Gross carrying amount	$3,315	$3,315
Less: accumulated amortization	(909)	(527)
Net carrying amount	$2,406	$2,788

Note 9 – Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), the FHLB and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At June 30, 2016 and December 31, 2015, the Company’s reserve requirements were approximately $7,629,000 and $12,218,000, respectively.

Note 10 – Subordinated Debt

On May 19, 2016, the Company completed the underwritten public offering of $25 million of its unsecured 6.0% Fixed-to-Floating Rate Subordinated Notes due June 1, 2026 (the “Notes”). The Notes will bear interest at a fixed rate of 6.0% per year, from, and including, May 19, 2016, to, but excluding, June 1, 2021. On June 1, 2021, the Notes convert to a floating rate equal to three-month LIBOR plus 479 basis points. The Notes may be redeemed by the Company after June 1, 2021. The Company incurred expenses associated with the offering totaling $460 thousand.

Note 11 – Recently Issued Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This update will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  This ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

Overview of Second Quarter 2016 Results

Net income was $4.4 million in the second quarter ended June 30, 2016, compared with $2.3 million in the second quarter of 2015. Highlights from the 2016 second quarter include:

●	Net interest margin (tax-effected) of 4.23%, compared with 4.22% for the second quarter of 2015.
●	Return on average assets of 1.00%, compared with 0.75% for the second quarter of 2015.
●

Loan growth (excluding mortgage loans held for sale) of $23.0 million during the second quarter of 2016, representing a 6.7% annualized growth rate. Excluding factored receivables, loans grew by $26.6 million during the quarter, representing a 7.7% annualized growth rate.

●	Deposits decreased $37.3 million during the second quarter of 2016.
●	$91.5 million in mortgage production, compared with $84.8 million for the second quarter of 2015.
●	$167.1 million in purchased volume in the factoring division, compared with $188.6 million for the second quarter of 2015.
●	Decrease in non-acquired non-performing assets to $2.7 million, from $3.4 million at March, 31, 2016 and $4.3 million at December 31, 2015.
●	Annualized net charge-offs of 0.05% of average loans, compared with 0.16% for the second quarter of 2015 and 0.13% for the first quarter of 2016.
●	Issued $25.0 million of fixed-to-floating rate subordinated debentures due June 1, 2026.
●	Ending book value per share of $20.80.

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

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2016 and June 30, 2015

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.

Net Income

During the three months ended June 30, 2016, our net income was $4.4 million, compared to $2.3 million for the three months ended June 30, 2015, an increase of 93.0%. During the six months ended June 30, 2016, our net income was $8.1 million, compared to $4.2 million for the six months ended June 30, 2015, an increase of 94.7%. Our results of operations for the three and six months ended June 30, 2016 included the results Reunion Bank of Florida (“RBF”), which now operates as a division of the Bank. We acquired RBF on October 31, 2015 through a merger of RBF with and into the Bank, and, therefore, its results are not included in our results of operations for three and six months ended June 30, 2015.

The primary reason for the increase in net income for the three and six months ended June 30, 2016 as compared to the same period of 2015 was an increase in net interest income. During the three months ended June 30, 2016, net interest income was $16.7 million, an increase of $5.0 million, or 43.0%, compared to the three months ended June 30, 2015. During the six months ended June 30, 2016, net interest income was $33.3 million, an increase of $10.5 million, or 46.1%, compared to the six months ended June 30, 2015. This increase was a result of higher levels of loan volume and other earning assets from organic growth and the acquisition of RBF. Total noninterest income during the three months ended June 30, 2016 was $3.4 million, an increase of $1.2 million compared to the three months ended June 30, 2015. Total noninterest income during the six months ended June 30, 2016 was $6.5 million, an increase of $2.5 million compared to the six months ended June 30, 2015. Each category of noninterest income except for wealth management fees increased during the three and six months ended June 30, 2016.

The increases in net interest income and noninterest income were partially offset by an increase in the provision for loan losses and other noninterest expense during the three and six months ended June 30, 2016. Total noninterest expense during the three months ended June 30, 2016 was $12.3 million, an increase of $2.6 million, or 27.4%, compared to the three months ended June 30, 2015. Total noninterest expense during the six months ended June 30, 2016 was $24.3 million, an increase of $5.4 million, or 28.6%, compared to the six months ended June 30, 2015. This increase during each period of 2016 was primarily a result of the addition of the operating expenses of RBF and costs associated with the overall growth of the Company. RBF was not included in our results of operations for the three and six months ended June 30, 2015. The provision for loan losses during the three months ended June 30, 2016 was $901 thousand, compared to $120 thousand during the three months ended June 30, 2015 and $2.4 million for the six months ended June 30, 2016, compared to $281 thousand during the six months ended June 30, 2015.

A majority of the changes in our net interest income, noninterest income and noninterest expense for the three and six months ended June 30, 2016, as compared to the same periods of 2015, resulted from the additional revenues and expenses of RBF, which we acquired October 31, 2015. During the three months ended June 30, 2016, RBF’s net interest income, noninterest income and noninterest expense were approximately $3.6 million, $132 thousand and $1.6 million, respectively. During the six months ended June 30, 2016, RBF’s net interest income, noninterest income and noninterest expense were approximately $7.2 million, $383 thousand and $3.3 million, respectively.

Net Interest Income and Net Interest Margin Analysis

Comparison of net interest income for the three months ended June 30, 2016 and 2015

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

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Three Months Ended
(Dollars in thousands)	June 30, 2016			June 30, 2015
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans	$1,391,789	$17,523	5.06%	$944,373	$12,116	5.15%
Mortgage loans held for sale	17,288	151	3.51	11,180	112	4.02
Securities:
Taxable securities	78,907	380	1.94	32,402	269	3.33
Tax-exempt securities	26,036	324	5.01	14,297	181	5.08
Cash balances in other banks	80,140	129	0.65	112,081	105	0.38
Total interest-earning assets	1,594,160	$18,507	4.67	1,114,333	$12,783	4.60
Noninterest-earning assets	148,959			95,949
Total assets	$1,743,119			$1,210,282

Liabilities and shareholders' equity
Interest-bearing transactions accounts	$210,776	$124	0.24%	$157,261	$97	0.25%
Savings and money market deposits	603,173	698	0.47	408,117	417	0.41
Time deposits	288,350	654	0.91	208,388	447	0.86
Federal Home Loan Bank advances and other borrowed money	7,000	71	4.08	22,000	110	2.01
Subordinated debt	11,605	183	6.34	-	-	-
Total interest-bearing liabilities	1,120,904	$1,730	0.62	795,766	$1,071	0.54
Noninterest-bearing deposits	388,363			233,136
Total funding sources	1,509,267			1,028,902
Noninterest-bearing liabilities	10,495			8,026
Shareholders' equity	223,357			173,354
	$1,743,119			$1,210,282
Net interest rate spread			4.05%			4.06%
Net interest income/margin (taxable equivalent)		16,777	4.23%		11,712	4.22%
Tax equivalent adjustment		125			69
Net interest income/margin		$16,652	4.20%		$11,643	4.19%

Net interest income increased $5.0 million, or 43.0%, to $16.7 million for the three months ended June 30, 2016, compared to $11.6 million for the same period of 2015. The increase was due to an increase in interest income of $5.7 million, resulting from higher levels of loan volume from organic growth and the acquisition of RBF. This increase in interest income was partially offset by a $659 thousand increase in interest expense. The increase in interest income was primarily due to a 47.4% increase in average loans outstanding for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The resulting net interest margin for the three months ended June 30, 2016 rose slightly to 4.20%, from 4.19% during the three months ended June 30, 2015.

Interest-earning assets averaged $1.6 billion for the three months ended June 30, 2016, compared to $1.1 billion for the three months ended June 30, 2015, an increase of $479.8 million, or 43.1%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased seven basis points to 4.67% for the three months ended June 30, 2016, compared to 4.60% for the three months ended June 30, 2015. During the three months ended June 30, 2016, the loan yield was 5.06%, compared to 5.15% during the three months ended June 30, 2015. The decrease in loan yield was primarily attributable to the fact that rates on maturing loans have been generally higher than rates on new or renewed loans and that factored receivables, which earn a higher yield than traditional loans, represent a lower proportion of our total loans. RBF contributed average loan balances of $286.7 million during the three months ended June 30, 2016.

Interest-bearing liabilities averaged $1.1 billion for the three months ended June 30, 2016, compared to $795.8 million for the three months ended June 30, 2015, an increase of $325.1 million, or 40.9%. The rate on total interest-bearing liabilities was 62 basis points for the three months ended June 30, 2016, compared to 54 basis points for the three months ended June 30, 2015. A large part of this increase in interest-bearing liability costs was due to the subordinated debt issuance in May 2016. The increase in interest-bearing and noninterest-bearing average deposits was due to organic deposit production and the inclusion of RBF’s deposits in our results for the three months ended June 30, 2016.

Average noninterest-bearing deposits increased to $388.4 million during the three months ended June 30, 2016, as compared to $233.1 million during the three months ended June 30, 2015. This increase in average noninterest-bearing deposits, together with the increased volume of interest-earning assets and higher yields on interest-earning assets, led to the higher net interest margin for the three months ended June 30, 2016.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended
	June 30,
(Dollars in thousands)	2016 vs. 2015
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$5,604	$(197)	$5,407
Mortgage loans held for sale	54	(15)	39
Securities:
Taxable securities	260	(149)	111
Tax-exempt securities	146	(3)	143
Cash balances in other banks	(36)	60	24
Funds sold	-	-	-
Total interest-earning assets	$6,028	$(304)	$5,724

Interest-bearing liabilities
Interest-bearing transaction accounts	$31	$(4)	$27
Savings and money market deposits	219	62	281
Time deposits	179	28	207
Federal Home Loan Bank advances and other borrowed money	(105)	66	(39)
Subordinated debt	183	-	183
Total interest-bearing liabilities	$507	$152	$659

Net interest income
Net interest income (taxable equivalent)	5,521	(456)	5,065
Taxable equivalent adjustment	43	13	56
Net interest income	$5,478	$(469)	$5,009

Comparison of net interest income for the six months ended June 30, 2016 and 2015

The following table shows, for the periods indicated, the average balances of each principal category of our assets, liabilities and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Six Months Ended
(Dollars in thousands, except yields and rates)	June 30, 2016			June 30, 2015
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans	$1,372,263	$34,896	5.11%	$924,081	$23,826	5.20%
Mortgage loans held for sale	13,896	266	3.85	10,338	197	3.84
Securities:
Taxable securities	70,337	792	2.26	33,963	525	3.12
Tax-exempt securities	26,039	641	4.95	9,550	248	5.24
Cash balances in aother banks	115,729	347	0.60	113,323	208	0.37
Total interest-earning assets	1,598,264	$36,942	4.65	1,091,255	$25,004	4.62
Non-interest earning assets	152,432			94,920
Total assets	$1,750,696			$1,186,175

Liabilities and shareholders' equity
Interest-bearing transaction accounts	$207,558	$247	0.24%	$158,477	$196	0.25%
Savings and money market deposits	611,801	1,460	0.48	399,765	794	0.40
Time deposits	297,228	1,338	0.91	208,700	889	0.86
Federal Home Loan Bank advances and other borrowed money	8,980	152	3.40	22,000	219	2.01
Subordinated debt	5,803	183	6.34	-	-	-
Total interest-bearing liabilities	1,131,370	$3,380	0.60	788,942	$2,098	0.54
Noninterest-bearing deposits	387,519			232,818
Total funding sources	1,518,889			1,021,760
Noninterest-bearing liabilities	10,763			7,836
Shareholders' equity	221,044			156,579
	$1,750,696			$1,186,175
Net interest rate spread			4.05%			4.08%
Net interest income/margin (Taxable equivalent)		33,562	4.22%		22,906	4.23%
Tax equivalent adjustment		247			97
Net interest income/margin		$33,315	4.19%		$22,809	4.21%

Net interest income increased $10.5 million, or 46.1%, to $33.3 million for the six months ended June 30, 2016, compared to $22.8 million for the same period of 2015. The increase was due to an increase in interest income of $11.8 million, resulting from higher levels of loan volume from organic growth and the acquisition of RBF. This increase in interest income was partially offset by a $1.3 million increase in interest expense. The increase in interest income was primarily due to a 48.5% increase in average loans outstanding for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The resulting net interest margin for the six months ended June 30, 2016 decreased to 4.19%, from 4.21% during the six months ended June 30, 2015.

Interest-earning assets averaged $1.6 billion for the six months ended June 30, 2016, compared to $1.1 billion for the six months ended June 30, 2015, an increase of $507.0 million, or 46.5%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased by three basis points to 4.65% for the six months ended June 30, 2016, compared to 4.62% for the six months ended June 30, 2015. During the six months ended June 30, 2016, the loan yield was 5.11%, compared to 5.20% during the six months ended June 30, 2015. The decrease in loan yield was primarily attributable to the fact that rates on maturing loans have been generally higher than rates on new or renewed loans and that factored receivables, which earn a higher yield than traditional loans, represent a lower proportion of our total loans. RBF contributed average loan balances of $286.9 million during the six months ended June 30, 2016.

Interest-bearing liabilities averaged $1.1 billion for the six months ended June 30, 2016, compared to $788.9 million for the six months ended June 30, 2015, an increase of $342.4 million, or 43.4%. The average rate on total interest-bearing liabilities was 60 basis points for the six months ended June 30, 2016, compared to 54 basis points for the six months ended June 30, 2015. The increase in average deposits was due to organic deposit production and the inclusion of RBF’s deposits in our results for the six months ended June 30, 2016.

Average noninterest-bearing deposits increased to $387.5 million during the six months ended June 30, 2016, as compared to $232.8 million during the six months ended June 30, 2015. This increase in average noninterest-bearing deposits, together with the increased volume of interest-earning assets and slightly higher yields on interest-earning assets, led to the higher net interest margin for the six months ended June 30, 2016.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2016 vs. 2015
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$11,467	$(397)	$11,070
Mortgage loans held for sale	69	-	69
Securities:
Taxable securities	442	(175)	267
Tax-exempt securities	408	(15)	393
Cash balances in other banks	5	134	139
Funds sold	-	-	-
Total interest-earning assets	$12,391	$(453)	$11,938

Interest-bearing liabilities
Interest-bearing transaction accounts	$59	$(8)	$51
Savings and money market deposits	485	181	666
Time deposits	398	51	449
Federal Home Loan Bank advances and other borrowed money	(171)	104	(67)
Subordinated debt	183	-	183
Total interest-bearing liabilities	$954	$328	$1,282

Net interest income
Net interest income (Taxable equivalent)	11,437	(781)	10,656
Taxable equivalent adjustment	119	31	150
Net interest income	$11,318	$(812)	$10,506

Provision for Loan Losses

During the three and six months ended June 30, 2016, we recorded a provision for loan losses of $901 thousand and $2.4 million, respectively. During the three and six months ended June 30, 2015, we recorded a provision for loan losses of $120 thousand and $281 thousand, respectively. The additional provision for loan losses during the three and six months ended June 30, 2016 was due to net charge-offs of approximately $605 thousand at Corporate Billing, loan growth and uncertainty in the national and international economies and the impact on our local markets. Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the proper level of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition, and specific impaired loans and other relevant information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment and an impairment is deemed necessary, the impaired portion of the loan amount is charged off. As of June 30, 2016, none of our recorded allowance was related to impaired loans.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2016	2015	2016	2015
Service charges and fees on deposit accounts	$505	$308	$985	$575
Mortgage origination and fee income	1,627	1,505	3,019	2,776
Merchant sponsorship revenue	491	191	1,013	191
Income from bank-owned life insurance	204	86	408	165
Wealth management fees	11	13	24	32
Gain (loss) on sale of other real estate	119	(11)	275	(24)
Other noninterest income	400	114	758	255
Total noninterest income	$3,357	$2,206	$6,482	$3,970

Noninterest income for the three months ended June 30, 2016 and 2015 was $3.4 million and $2.2 million, respectively. Noninterest income for the six months ended June 30, 2016 and 2015 was $6.5 million and $4.0 million, respectively. The inclusion of RBF in our results of operations accounted for approximately $132 thousand of the $1.2 million increase in noninterest income recorded during the three months ended June 30, 2016 and approximately $383 thousand of the $2.5 million increase recorded during the six months ended June 30, 2016.

All categories of noninterest income (except for wealth management fees) experienced an increase during the three and six months ended June 30, 2016. The most significant increase in noninterest income for both periods of 2016 was from merchant sponsorship revenue. Merchant sponsorship revenue increased $300 thousand during the three months ended June 30, 2016, and totaled $491 thousand for this period, as compared to $191 thousand during the three months ended June 30, 2015. Merchant sponsorship revenue increased $822 thousand during the six months ended June 30, 2016, and totaled $1.0 million for this period, as compared to $191 thousand during the six months ended June 30, 2015. We entered this business line during the second quarter of 2015, so the increases during the three and six month periods of 2016 represent a full three and six months of activity, respectively, as well as growth in volume in this business.

Mortgage division income increased $122 thousand during the three months ended June 30, 2016, and totaled $1.6 million for this period, as compared to $1.5 million during the three months ended June 30, 2015. Mortgage division income increased $243 thousand during the six months ended June 30, 2016, and totaled $3.0 million for this period, as compared to $2.8 million during the six months ended June 30, 2015. Increased production, combined with slightly better pricing margins, led to higher mortgage division income during each of the 2016 periods. During the three months ended June 30, 2016, total production was $91.5 million, compared to $84.8 million during the three months ended June 30, 2015. Total production for the six months ended June 30, 2016 was $155.3 million, compared to $140.5 million during the six months ended June 30, 2015. During the three months ended June 30, 2016, refinance activity accounted for 17.2% of production volume, compared to 18.6% during the same period in 2015. The addition of RBF had a minimal impact on the higher mortgage division income during the three and six months ended June 30, 2016.

Service charges and fees on deposit accounts increased by $197 thousand to $505 thousand for the three months ended June 30, 2016, and increased $410 thousand to $985 thousand for the six months ended June 30, 2016, as compared to the same periods in 2015. The addition of RBF contributed $44 thousand and $153 thousand of the increases for the three- and six-month periods ended June 30, 2016, respectively. The remaining portion of this increase was a result of an increase in the number of deposit accounts as we continue to open new accounts and gain market share in our markets.

During the three and six months ended June 30, 2016, we recorded gains on sale of other real estate totaling $119 thousand and $275 thousand, respectively. During the three and six months ended June 30, 2015, we had small losses on such sales. The gains recorded in 2016 increased noninterest income during the three and six months ended June 30, 2016 by $130 thousand and $299 thousand, respectively.

Noninterest expense

The increase in our total noninterest expense during the three and six months ended June 30, 2016 reflects the continued growth of the Company (organic growth and growth through acquisition), as well as the expansion of our operational framework, employee base and facilities infrastructure as we build the foundation to support our growth strategies. We believe that some of our overhead costs will decrease as a percentage of our revenue as we grow and gain operating leverage by spreading these costs over a larger revenue base.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2016	2015	2016	2015

Salaries and employee benefits	$6,907	$5,114	$13,852	$10,101
Commission-based compensation	1,036	1,056	1,911	1,852
Occupancy and equipment expense	1,131	829	2,266	1,665
Data processing expenses	618	487	1,285	912
Advertising and marketing expenses	191	125	351	298
Legal fees	179	135	301	302
FDIC insurance assessments	257	152	520	357
Property and casualty insurance premiums	166	146	389	282
Accounting and audit expenses	249	212	499	435
Consulting and other professional expenses	184	164	427	269
Telecommunications expenses	140	135	299	263
Other real estate owned, repossessed asset and other collection expenses	89	71	148	193
Core deposit intangible amortization	192	111	383	222
Other noninterest expense	915	879	1,676	1,755
Total noninterest expense	$12,254	$9,616	$24,307	$18,906

Noninterest expense for the three months ended June 30, 2016 and 2015 was $12.3 million and $9.6 million, respectively. Noninterest expense for the six months ended June 30, 2016 and 2015 was $24.3 million and $18.9 million, respectively. The inclusion of RBF in our results of operations accounted for approximately $1.6 million of the $2.6 million increase in noninterest expense recorded during the three months ended June 30, 2016. The inclusion of RBF accounted for approximately $3.3 million of the $5.4 million increase in noninterest expense recorded during the six months ended June 30, 2016.

The largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits expense and commission-based compensation expense. Salaries continue to increase as we expand our presence in our markets. In late March 2016, we opened a loan production office in Atlanta, Georgia, which contributed to the increase in salaries and employee benefits expense during the three and six months ended June 30, 2016. Higher incentive compensation accruals during the three and six months ended June 30, 2016 also contributed to the increase in salaries and employee benefits. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at Corporate Billing. During the six months ended June 30, 2016, higher levels of revenue for the mortgage division contributed to the increased commission-based compensation expense. Additionally, salaries and benefits expense and commission-based compensation expense for RBF’s employees contributed approximately $960 thousand of the $1.8 million increase in salaries and employee benefits expense and commission-based compensation expense recorded during the three months ended June 30, 2016 and contributed approximately $2.0 million of the $3.8 million increase in salaries and employee benefits and commission-based compensation expense recorded during the six months ended June 30, 2016 as compared with the same periods in 2015.

Most categories of noninterest expense increased during the three and six months ended June 30, 2016. This was largely a result of the additional expenses associated with the operations of RBF. Also, the six-month period ended June 30, 2016, comprises a full six months of costs associated with being a public company, compared to the six-month period ended June 30, 2015, during which we were a public company for less than four months. As we expand our franchise in our markets, we anticipate that other noninterest expenses will continue to grow.

Income Tax Provision

Income tax expense of $2.0 million was recognized during the three months ended June 30, 2016, compared to income tax expense of $1.3 million during the three months ended June 30, 2015. Income tax expense of $4.2 million was recognized during the six months ended June 30, 2016, compared to income tax expense of $2.4 million during the six months ended June 30, 2015. The increase in income tax expense during the each of the 2016 periods was due to an increase in pre-tax income. Our effective tax rate for the three months ended June 30, 2016 was 30.2% (32.2% including the minority interest in CBI), compared to 30.7% (35.9% including the minority interest in CBI) during the three months ended June 30, 2015. Our effective tax rate for the six months ended June 30, 2016 was 31.8% (33.8% including the minority interest in CBI), compared to 31.0% (36.1% including the minority interest in CBI) during the six months ended June 30, 2015. The effective tax rate is affected by items of income and expense that are not subject to federal and state taxation. The tax rate in the three and six months ended June 30, 2016 is lower as compared to same periods of 2015 due to an investment in a housing project that generated a state tax credit and a smaller contribution from CBI to our overall net income.

Comparison of Balance Sheets at June 30, 2016 and December 31, 2015

Overview

Our total assets decreased $27.6 million, or 1.6%, from $1.8 billion at December 31, 2015 to $1.7 billion at June 30, 2016. Cash and cash equivalents decreased by $126.3 million during the first six months of 2016. Loans increased by $87.2 million, or 6.6%, during the first six months of 2016. Total assets and cash and cash equivalents decreased due to temporary year-end deposits that were withdrawn during the first of quarter of 2016 and the use of cash balances on deposit by our corporate customers for tax payments and asset investments during the second quarter of 2016. Additionally, we continue to invest excess cash in loans and have elected to invest of some of our excess cash in securities.

During the first six months of 2016, deposits decreased $53.6 million and totaled $1.5 billion at June 30, 2016. Our deposits were higher at year-end 2015 due to the existence of temporary deposits that were withdrawn during the first three months of 2016, use of cash by customers for tax payments, and the maturity of brokered certificates of deposit and internet certificates of deposit without the issuance of new brokered and internet deposits to replace them. Deposit production is one of our primary focuses, and a component of our account officers’ bonus calculations is tied to deposit production during 2016.

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

During the six months ended June 30, 2016, we elected to use a portion of our balance sheet liquidity and invested $3.8 million in a United States government agency obligation and $9.0 million in other asset-backed securities. We intend to continue to invest excess liquidity in securities when the yield, liquidity and interest rate risk are appropriate.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2016 and December 31, 2015.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of
	June 30,		December 31,
(Dollars in thousands)	2016		2015
	Cost	Market	Cost	Market
U.S. Government agency obligations (excluding MBS)	$3,721	$3,692	$-	$-
Securities issued by states and political subdivisions	4,407	4,725	4,407	4,679
Residential mortgage pass-through securities	43,860	45,101	48,155	48,726
Other asset-backed securities	8,984	8,984	-	-
Total investment securities available-for-sale	$60,972	$62,502	$52,562	$53,405

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of
	June 30,		December 31,
(Dollars in thousands)	2016		2015
	Cost	Market	Cost	Market
Securities issued by states and political subdivisions	$21,335	$22,481	$21,361	$21,762
Residential mortgage pass-through securities	5,658	5,734	6,097	6,081
Total investment securities held-to-maturity	$26,993	$28,215	$27,458	$27,843

We invest primarily in mortgage-backed securities, municipal securities and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). During the three months ended June 30, 2016, we began investing in other asset-backed securities. These securities are collateralized by commercial loans, and we have invested in tranches rated AAA or AA by Standard & Poor’s and/or Moody’s. We anticipate growing this portfolio of other asset-backed securities to approximately $25.0 million, and maintaining it at that level, depending on our liquidity and market conditions.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that management attempts to control and counterbalance. Total loans averaged $1.4 billion during the six months ended June 30, 2016, or 85.9% of average earning assets, as compared to $924.1 million, or 84.7% of average earning assets, for the six months ended June 30, 2015. At June 30, 2016, total loans, net of unearned income, were $1.4 billion, compared to $1.3 billion at December 31, 2015, an increase of $87.2 million, or 6.6%.

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

COMPOSITION OF LOAN PORTFOLIO

	As of
	June 30,		December 31,
(Dollars in thousands)	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
Construction, land development, and other land loans	$156,448	11.12%	$152,862	11.58%
Secured by farmland	12,793	0.91	7,455	0.56
Secured by 1-4 family residential properties	356,011	25.30	333,761	25.29
Secured by multifamily (5 or more) residential properties	42,433	3.02	31,128	2.36
Secured by nonfarm nonresidential properties	563,789	40.07	509,212	38.58
Loans secured by real estate	1,131,474	80.42	1,034,418	78.37
Commercial and industrial loans	163,992	11.66	171,160	12.97
Factored commercial receivables	70,673	5.02	67,628	5.12
Consumer loans	20,688	1.47	21,116	1.60
Other loans	20,208	1.43	25,572	1.94
Total gross loans	1,407,035	100.00%	1,319,894	100.00%
Unearned income	(459)		(480)
Total loans, net of unearned income	1,406,576		1,319,414
Allowance for loan losses	(11,642)		(9,842)
Total net loans	$1,394,934		$1,309,572

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

The principal component of our loan portfolio is loans secured by real estate. At June 30, 2016, this category totaled $1.1 billion and represented 80.4% of our total loan portfolio, compared to $1.0 billion, or 78.4% of the total loan portfolio, at December 31, 2015. Each category of real estate mortgage loans increased during the first six months of 2016.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $54.6 million, or 10.7%, to $563.8 million at June 30, 2016, compared to $509.2 million at December 31, 2015. Commercial mortgage loans comprise the single largest category of our loans, and at June 30, 2016, accounted for 40.1% of our entire loan portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally comprised a large portion of our loan portfolio. Of the $563.8 million in total commercial mortgage loans at June 30, 2016, approximately $232.9 million were loans secured by owner-occupied properties.

Residential mortgage loans increased by $22.3 million, or 6.7%, to $356.0 million at June 30, 2016, compared to $333.8 million at December 31, 2015. At June 30, 2016, residential mortgages accounted for 25.3% of our entire loan portfolio.

Real estate construction loans totaled $156.4 million at June 30, 2016, an increase of 2.3% from $152.9 million at December 31, 2015. At June 30, 2016, this loan type accounted for 11.1% of our total loan portfolio.

Commercial and industrial loans totaled $164.0 million at June 30, 2016, a decrease of 4.2% from $171.2 million at December 31, 2015. At June 30, 2016, this loan type accounted for 11.7% of our total loan portfolio.

Factored commercial receivables at Corporate Billing totaled $70.7 million at June 30, 2016, compared to $67.6 million at December 31, 2015. This balance fluctuates based on several variables, such as when receivables are purchased and when and how quickly payments are received.

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

We incorporate the data from the allowance calculation with interim changes to that data in our ongoing determination of the allowance for loan losses. We then take into consideration other factors that may support an allowance in excess of required minimums. These factors include systems changes, historically high loan growth, concentrations in certain loan types, changes in the economy and company management and lending practices at the time at which the loans were made. We believe that the data that we use in determining the allowance for loan losses is sufficient to estimate the potential losses in the loan portfolio; however, actual results could differ from management’s estimates.

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

ALLOWANCE FOR LOAN LOSSES

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Total loans oustanding, net of unearned income	$1,406,576	$970,653	$1,406,576	$970,653
Average loans oustanding, net of unearned income	$1,391,789	$944,373	$1,372,263	$924,081
Allowance for loan losses at beginning of period	$10,927	$9,522	$9,842	$9,802
Charge-offs:
Loans secured by real estate	-	432	-	764
Commercial and industrial loans	-	-	-	-
Factored receivables	431	529	1,319	1,095
Consumer loans	153	87	180	87
All other loans	3	-	4	1
Total charge-offs	587	1,048	1,503	1,947
Recoveries:
Loans secured by real estate	64	63	114	95
Commercial and industrial loans	26	193	26	9
Factored receivables	308	406	714	1,003
Consumer loans	3	5	7	5
All other loans	-	13	8	26
Total recoveries	401	680	869	1,138
Net charge-offs	186	368	634	809
Provision for loan losses	901	120	2,434	281
Allowance for loan losses at period end	$11,642	$9,274	$11,642	$9,274
Allowance for loan losses to period end loans	0.83%	0.96%	0.83%	0.96%

Net charge-offs to average loans	0.05%	0.16%	0.09%	0.18%

The table above does not include the allowances of United Legacy Bank (”United”) or RBF that were established prior to the respective dates of acquisition of these banks. In accordance with ASC Topic 805, Business Combinations, United’s and RBF’s allowances for loan losses were not brought forward at acquisition; instead, the acquired loans were recorded at fair value, and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At June 30, 2016, United’s and RBF’s combined acquired loan portfolios totaled $357.1 million and had an aggregate related non-accretable difference of $5.5 million and accretable discount of $3.4 million.

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

Overall, asset quality indicators have remained steady or improved during the first six months of 2016. During the six months ended June 30, 2016, we recorded a provision expense of $2.4 million due to Corporate Billing’s net charge-offs of $605 thousand, continued strong loan growth, and uncertainty in the national and international economies and the resulting impact on our local markets.

Allocation of the Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of
	June 30,		December 31,
(Dollars in thousands)	2016		2015
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$1,652	13.09%	$1,345	14.91%
Factored receivables	500	5.02	500	5.12
Real estate - mortgage	7,474	69.30	5,525	66.79
Real estate - construction	1,765	11.12	1,412	11.58
Consumer	251	1.47	236	1.60
Unallocated	-	-	824	-
	$11,642	100.00%	$9,842	100.00%

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

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated.

NONPERFORMING ASSETS

	As of
	June 30,		December 31,
(Dollars in thousands)	2016	2015	2015
Nonaccrual loans	$3,347	$5,483	$3,695
Loans past due 90 days or more and still accruing	406	44	252
Total nonperforming loans	3,753	5,527	3,947
Other real estate and repossessed assets	2,160	1,636	3,965
Total nonperforming assets	$5,913	$7,163	$7,912
Allowance for loan losses to period-end loans	0.83%	0.96%	0.75%
Allowance for loan losses to period-end nonperforming loans	310.21	167.79	249.35
Net charge-offs to average loans	0.09	0.18	0.11
Nonperforming assets to period-end loans and foreclosed property and repossessed assets	0.42	0.74	0.60
Nonperforming loans to period-end loans	0.27	0.57	0.30

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. In addition to a consideration of these factors, we have a consistent and continuing policy of placing all loans on nonaccrual status if they become 90 days or more past due, excluding factored receivables. For Corporate Billing’s factored receivables, which are trade credits rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and to charge off unpaid non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the amount of the invoice is charged against the client reserve account established for such purposes, unless the client reserve and the client’s financial resources are insufficient, in which case either the amount of the invoice is charged against loans or the balance is considered impaired and the client is responsible for repaying the unpaid obligation of the account debtor. When a loan is placed on nonaccrual status, all accrued interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Payments received while a loan is on nonaccrual status will be applied to the loan’s outstanding principal balance. When a problem loan is resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan that would necessitate additional charges to the allowance for loan losses.

Total nonperforming assets decreased by $2.0 million to $5.9 million at June 30, 2016, from $7.9 million at December 31, 2015. Asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of
	June 30,		December 31,
(Dollars in thousands)	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$384,854	26.34%	$382,946	25.29%
Interest-bearing demand	207,673	14.22	202,649	13.38
Savings and money market	584,347	40.00	611,887	40.40
Time less than $100k	78,665	5.38	87,069	5.75
Time equal to or greater than $100k and less than $250k	71,050	4.86	85,151	5.62
Time equal to or greater than $250k	134,288	9.20	144,756	9.56
Total deposits	$1,460,877	100.00%	$1,514,458	100.00%

Total deposits were $1.5 billion at June 30, 2016, a decrease of $53.6 million from December 31, 2015. A portion of this decrease was due to an expected withdrawal of year-end temporary deposits during the first three months of 2016. Overall deposits continued to decline during the three months ended June 30, 2016. This decrease was primarily a result of tax payments by corporate and individual customers and investments in fixed assets by corporate customers, rather than balances leaving as a result of closed accounts. Therefore, we believe that this decrease is temporary and anticipate these balances to return. Deposit growth is a point of emphasis, and a component of our account officers’ bonus calculations is tied to deposit production during 2016.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One of our primary sources of wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $7.0 million and $22.0 million at June 30, 2016 and December 31, 2015, respectively. During the first six months of 2016, a $15.0 million advance matured. We have not initiated any additional borrowings from the FHLB since 2012. During 2014, we issued $48.9 million of brokered deposits to fund a portion of the CBI acquisition. Several of these brokered deposits have matured, and as of June 30, 2016, we had $34.4 million of brokered deposits outstanding compared to $38.9 million at December 31, 2015. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit that mature in three to five years at rates that are lower than we would offer in our local markets, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificates of deposit balances of $5.4 million and $12.3 million at June 30, 2016 and December 31, 2015, respectively. The decrease during the first six months of 2016 was primarily due to maturities.

On May 19, 2016, the Company completed the underwritten public offering of $25 million of its unsecured 6.0% Fixed-to-Floating Rate Subordinated Notes due June 1, 2026 (“Notes”). The Notes will bear interest at a fixed rate of 6.0% per year, from, and including May 19, 2016, to, but excluding June 1, 2021. On June 1, 2021, the Notes convert to a floating rate equal to three-month LIBOR plus 479 basis points. The Notes may be redeemed by the Company after June 1, 2021. The Company incurred expenses associated with the offering totaling $460 thousand. We intend to use and have used a portion of the net proceeds for general corporate purposes, including financing organic growth, acquisitions and investments in current bank and non-bank subsidiaries.

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

Funds are available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other funding sources include federal funds purchased, brokered certificates of deposit and borrowings from the FHLB. We also have access to the public and private capital markets as markets conditions allow.

Cash and cash equivalents at June 30, 2016 and December 31, 2015 were $86.1 million and $212.5 million, respectively. Based on the recorded cash and cash equivalents, we believe that our liquidity resources were sufficient at June 30, 2016 to fund loans and meet our other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS

As of June 30, 2016

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$-	$5,000	$2,000	$-	$7,000
Subordinated debt	-	-	24,540	-	24,540
Certificates of deposit of less than $100k	42,808	27,384	8,473	-	78,665
Certificates of deposit of $100k or more	128,916	45,985	30,437	-	205,338
Operating leases	1,097	1,518	968	2,740	6,323
Total contractual obligations	$172,821	$79,887	$66,418	$2,740	$321,866

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

Our off-balance sheet arrangements are summarized in the following table as of the dates indicated.

CREDIT EXTENSION COMMITMENTS

	As of
	June 30,	December 31,
	2016	2015
(Dollars in thousands)	Amount	Amount
Unfunded lines	$308,109	$311,424
Letters of credit	9,699	10,206
Total credit extension commitments	$317,808	321,630

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

The following table illustrates our interest rate sensitivity at June 30, 2016, assuming that the relevant assets and liabilities are collected and paid, respectively, based upon historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

As of June 30, 2016

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$694,839	33,798	120,167	256,532	247,102	73,606	1,426,044
Securities	11,915	4,606	5,255	15,044	12,065	40,610	89,495
Cash balances in other banks	58,880	-	-	-	-	-	58,880
Funds sold	-	-	-	-	-	-	-
Total interest-earning assets	$765,634	38,404	125,422	271,576	259,167	114,216	1,574,419

Interest-bearing liabilities
Interest-bearing transactions accounts	$85,773	5,366	24,147	42,930	21,472	27,985	207,673
Savings and money market deposits	346,281	7,552	33,987	83,942	2,699	109,886	584,347
Time deposits	8,601	38,493	124,629	73,370	38,910	-	284,003
Federal Home Loan Bank and other borrowed money	-	-	-	7,000	-	-	7,000
Subordinated debt	-	-	-	-	24,540	-	24,540
Total interest-bearing liabilities	$440,655	51,411	182,763	207,242	87,621	137,871	1,107,563

Interest sensitivity gap
Period gap	$324,979	(13,007)	(57,341)	64,334	171,546	(23,655)	466,856
Cumulative gap	324,979	311,972	254,631	318,965	490,511	466,856
Cumulative gap - Rate-Sensitive Assets/Rate-Sensitive Liabilities	20.64%	19.82	16.17	20.26	31.16	29.65

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

	MARKET RISK

	Impact on Net Interest Income
	As of June 30,	As of December 31,
Change in prevailing interest rates	2016	2015
+400 basis points	19.66%	21.26%
+300 basis points	14.75	15.89
+200 basis points	9.75	10.48
+100 basis points	4.70	5.08
0 basis points	-	-
-100 basis points	(5.61)	(3.85)
-200 basis points	(11.00)	(8.95)
-300 basis points	(15.59)	(13.17)
-400 basis points	(18.41)	(16.96)

Capital Resources

Total shareholders’ equity attributable to NCC at June 30, 2016 was $218.8 million, or 12.6% of total assets. At December 31, 2015, total shareholders’ equity attributable to NCC was $209.3 million, or 11.9% of total assets. The increase in shareholders’ equity during the first six months of 2016 was primarily attributable to net income of $8.1 million, share-based compensation and related payouts of $914 thousand and an increase in accumulated other comprehensive income of $446 thousand.

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

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures, such as common equity Tier 1 capital, Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well−capitalized” institution, as that term is defined by the Bank’s regulators. As of June 30, 2016, the Bank was “well-capitalized” under the regulatory framework for prompt corrective action.

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

The following table sets forth selected consolidated capital ratios at June 30, 2016 and December 31, 2015 for both NBC and NCC.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-Weighted Assets)
NCC	$196,441	13.79%	$114,000	8.00%	N/A	N/A
NBC	$166,773	11.72%	113,886	8.00%	$142,357	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
NCC	$160,259	11.25%	$85,500	6.00%	N/A	N/A
NBC	$155,131	10.90%	$85,414	6.00%	$113,886	8.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
NCC	$160,259	11.25%	$64,125	4.50%	N/A	N/A
NBC	$155,131	10.90%	$64,061	4.50%	$92,532	6.50%
Tier 1 Capital
(to Average Assets)
NCC	$160,259	9.51%	$67,386	4.00%	N/A	N/A
NBC	$155,131	9.22%	$67,290	4.00%	$84,113	5.00%

As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-Weighted Assets)
NCC	$161,023	11.91%	$108,178	8.00%	N/A	N/A
NBC	$151,386	11.21%	108,085	8.00%	$135,106	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
NCC	$151,181	11.18%	$81,134	6.00%	N/A	N/A
NBC	$141,544	10.48%	$81,064	6.00%	$108,085	8.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
NCC	$151,181	11.18%	$60,850	4.50%	N/A	N/A
NBC	$141,544	10.48%	$60,798	4.50%	$87,819	6.50%
Tier 1 Capital
(to Average Assets)
NCC	$151,181	9.68%	$62,501	4.00%	N/A	N/A
NBC	$141,544	9.05%	$62,575	4.00%	$78,219	5.00%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Amendment to Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K (File No. 000-55336), filed with the Securities and Exchange Commission on February 20, 2015)

3.2

By-Laws of National Commerce Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

4.1

Indenture dated May 19, 2016 between National Commerce Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36878), filed with the Securities and Exchange Commission on May 19, 2016)

4.2

First Supplemental Indenture dated May 19, 2016 between National Commerce Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, Paying Agent and Registrar (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-36878), filed with the Securities and Exchange Commission on May 19, 2016)

4.3

Form of 6.0% Fixed-to-Floating Rate Subordinated Note due June 1, 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-36878), filed with the Securities and Exchange Commission on May 19, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE CORPORATION (Registrant)

Date: August 8, 2016	/s/ John H. Holcomb, III
John H. Holcomb, III Chief Executive Officer and Chairman of the Board

Date: August 8, 2016	/s/ William E. Matthews, V
William E. Matthews, V Chief Financial Officer and Vice Chairman of the Board