Form 10-Q
period 2016-09-30
National Commerce Corp
filed 2016-11-08
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                                                 No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 8, 2016
Common stock, $0.01 par value	10,929,151 shares

NATIONAL COMMERCE CORPORATION

FORM 10-Q

i

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “National Commerce Corporation,” “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation and its consolidated affiliates as of September 30, 2016.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$27,187	27,173
Interest-bearing deposits with banks	95,733	185,284
Cash and cash equivalents	122,920	212,457
Investment securities held-to-maturity (fair value of $27,594 and $27,843 at September 30, 2016 and December 31, 2015, respectively)	26,666	27,458
Investment securities available-for-sale	76,182	53,405
Other investments	7,715	6,235
Mortgage loans held-for-sale	7,810	15,020
Loans, net of unearned income	1,412,368	1,319,414
Less: allowance for loan losses	11,950	9,842
Loans, net	1,400,418	1,309,572
Premises and equipment, net	32,158	31,432
Accrued interest receivable	3,442	3,510
Bank-owned life insurance	27,837	27,223
Other real estate	2,160	3,965
Deferred tax assets, net	13,820	14,190
Goodwill	50,748	50,686
Core deposit intangible, net	2,214	2,788
Other assets	5,188	5,428
Total assets	$1,779,278	1,763,369

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$382,924	382,946
Interest-bearing demand	220,488	202,649
Savings and money market	618,040	611,887
Time	278,427	316,976
Total deposits	1,499,879	1,514,458
Federal Home Loan Bank advances	7,000	22,000
Subordinated debt	24,487	-
Accrued interest payable	1,083	627
Other liabilities	14,656	9,648
Total liabilities	1,547,105	1,546,733

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,920,423 and 10,824,969 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	109	108
Additional paid-in capital	204,551	202,456
Retained earnings	19,098	6,152
Accumulated other comprehensive income	1,058	548
Total shareholders' equity attributable to National Commerce Corporation	224,816	209,264
Noncontrolling interest	7,357	7,372
Total shareholders' equity	232,173	216,636
Total liabilities and shareholders' equity	$1,779,278	1,763,369

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Earnings

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and dividend income:
Interest and fees on loans	$17,991	12,925	$53,143	36,943
Interest and dividends on taxable investment securities	493	259	1,288	784
Interest on non-taxable investment securities	200	137	601	293
Interest on interest-bearing deposits and federal funds sold	152	129	499	337
Total interest income	18,836	13,450	55,531	38,357
Interest expense:
Interest on deposits	1,499	1,080	4,544	2,959
Interest on borrowings	71	111	223	330
Interest on subordinated debt	389	-	572	-
Total interest expense	1,959	1,191	5,339	3,289
Net interest income	16,877	12,259	50,192	35,068
Provision for loan losses	373	201	2,807	482
Net interest income after provision for loan losses	16,504	12,058	47,385	34,586
Other income:
Service charges and fees on deposit accounts	511	311	1,496	886
Mortgage origination and fee income	2,245	1,439	5,264	4,215
Merchant sponsorship revenue	542	305	1,555	496
Income from bank-owned life insurance	206	86	614	251
Wealth management fees	15	11	39	43
Gain (loss) on other real estate	-	-	275	(24)
Other	483	201	1,241	456
Total other income	4,002	2,353	10,484	6,323
Other expense:
Salaries and employee benefits	6,948	5,186	20,800	15,287
Commission-based compensation	1,104	1,048	3,015	2,900
Occupancy and equipment	1,181	871	3,447	2,536
Core deposit intangible amortization	191	111	574	333
Other	3,208	2,679	9,103	7,745
Total other expense	12,632	9,895	36,939	28,801
Earnings before income taxes	7,874	4,516	20,930	12,108
Income tax expense	2,639	1,453	6,794	3,809
Net earnings	5,235	3,063	14,136	8,299
Less: Net earnings attributable to noncontrolling interest	422	573	1,190	1,632
Net earnings attributable to National Commerce Corporation	$4,813	2,490	$12,946	6,667

Basic earnings per common share	$0.44	0.26	$1.19	0.75
Diluted earnings per common share	$0.43	0.26	$1.17	0.74

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$4,813	$2,490	$12,946	6,667
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available-for-sale: Unrealized gains (losses) arising during the period, net of tax of $34, $45, $275 and ($82), respectvely	64	83	510	(152)
Other comprehensive income (loss)	64	83	510	(152)
Comprehensive income	$4,877	$2,573	$13,456	6,515

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Income	Interest	Total
Balance, December 31, 2015	$108	202,456	6,152	548	7,372	216,636

Share-based compensation expense	-	998	-	-	-	998
Net earnings attributable to National Commerce Corporation	-	-	12,946	-	-	12,946
Exercise of stock options and issuance of performance shares	1	1,040	-	-	-	1,041
Tax benefit resulting from exercise of stock options, net of adjustment	-	57	-	-	-	57
Net earnings attributable to noncontrolling interest	-	-	-	-	1,190	1,190
Distributions paid to noncontrolling interest	-	-	-	-	(1,205)	(1,205)
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	510	-	510
Balance, September 30, 2016	$109	204,551	19,098	1,058	7,357	232,173

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	For the Nine Months Ended
	September 30,

	2016	2015
Cash flows from operating activities:
Net earnings	$12,946	6,667
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,807	482
Net earnings attributable to noncontrolling interest	1,190	1,632
Depreciation, amortization, and accretion	650	858
(Gain) loss on ineffective portion of fair value hedge derivative	(2)	5
Change in mortgage loan derivative	(342)	(120)
Loss on trade or sale of premises and equipment	-	5
Share-based compensation expense	998	716
Income from bank-owned life insurance	(614)	(251)
(Gain) loss on other real estate	(275)	24
Change in:
Mortgage loans held-for-sale	7,210	1,403
Other assets and accrued interest receivable	1,203	(750)
Other liabilities and accrued interest payable	3,728	223
Net cash provided by operating activities	29,499	10,894
Cash flows from investing activities:
Proceeds from calls, maturities, and paydowns of securities available-for-sale	31,466	8,449
Proceeds from calls, maturities, and paydowns of securities held-to-maturity	698	-
Proceeds from sale of securities available-for-sale	1,494	-
Purchases of securities available-for-sale	(53,978)	(2,500)
Purchases of securities held-to-maturity	-	(17,177)
Proceeds from sale of other investments	693	703
Purchases of other investments	(2,173)	(1,126)
Net change in loans	(91,802)	(129,852)
Proceeds from sale of other real estate	2,080	169
Investment in bank-owned life insurance	-	(1,042)
Proceeds from the sale of premises and equipment	-	49
Purchases of premises and equipment	(2,372)	(2,296)
Net cash used by investing activities	(113,894)	(144,623)
Cash flows from financing activities:
Net change in deposits	(14,444)	170,777
Repayment of Federal Home Loan Bank advances	(15,000)	-
Issuance of subordinated debt	25,000	-
Debt offering expenses	(533)	-
Cash distribution paid to noncontrolling interests	(1,205)	(1,363)
Proceeds from stock offering	-	34,495
Stock offering expenses	-	(733)
Proceeds from exercise of options and warrants	1,040	-
Net cash (used) provided by financing activities	(5,142)	203,176
Net change in cash and cash equivalents	(89,537)	69,447
Cash and cash equivalents at beginning of the period	212,457	123,435
Cash and cash equivalents at end of the period	$122,920	192,882

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows, continued

(In thousands)

	For the Nine Months Ended
	September 30,

Supplemental disclosure of cash flow information:	2016	2015
Cash paid during the period for:
Interest	$4,883	3,241
Income taxes	$4,508	2,630
Non-cash investing and financing activities:
Change in unrealized gains (losses) on securities available-for-sale, net of tax	$510	(152)
Transfer of loans to other real estate	$-	2,762

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

The Bank provides a full range of commercial and consumer banking services throughout Alabama and in central and northeast Florida and operates a loan production office in Atlanta, Georgia. NBC is primarily regulated by the Office of the Comptroller of Currency (“OCC”) and is subject to periodic examinations by the OCC. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is subject to periodic examinations by the Federal Reserve.

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

Note 3 – Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the effect of the issuance of potential common shares that are dilutive added to the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares (options) are excluded from the diluted earnings per share computation and totaled 100,459 and 101,680 for the three-month and nine-month periods ended September 30, 2016, respectively, and totaled 102,297 for the three and nine months ended September 30, 2015.

The reconciliation of the components of the basic and diluted earnings per share is as follows.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net earnings available to common shareholders	$4,813	2,490	$12,946	6,667

Weighted average common shares outstanding	10,890,860	9,438,541	10,871,245	8,865,944
Dilutive effect of stock options	108,925	61,623	100,334	48,745
Dilutive effect of directors' deferred shares	20,148	8,118	20,072	8,091
Dilutive effect of performance share awards	95,201	86,190	89,095	80,105
Diluted common shares	11,115,134	9,594,472	11,080,746	9,002,885

Basic earnings per common share	$0.44	0.26	$1.19	0.75
Diluted earnings per common share	$0.43	0.26	$1.17	0.74

Note 4 – Securities

The amortized cost and fair value of held-to-maturity and available-for-sale debt securities at September 30, 2016 and December 31, 2015 were as follows.

	Held-to-Maturity Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
Mortgage-backed securities	$5,345	79	-	5,424
Municipal securities	21,321	849	-	22,170
Total held-to-maturity securities	$26,666	928	-	27,594

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Mortgage-backed securities	$6,097	-	16	6,081
Municipal securities	21,361	439	38	21,762
Total held-to-maturity securities	$27,458	439	54	27,843

	Available-for-Sale Securities
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
U.S. Government agency obligations	$3,687	-	38	3,649
Mortgage-backed securities	41,482	1,268	-	42,750
Other asset-backed securities	24,977	149	18	25,108
Municipal securities	4,407	268	-	4,675
Total available-for-sale securities	$74,553	1,685	56	76,182

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Mortgage-backed securities	$48,155	758	187	48,726
Municipal securities	4,407	273	1	4,679
Total available-for-sale securities	$52,562	1,031	188	53,405

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

Details concerning the Company’s debt securities with unrealized losses as of September 30, 2016 and December 31, 2015 are as follows.

	Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$3,960	16	-	-	3,960	16
Municipal securities	1,996	38	-	-	1,996	38
Total held-to-maturity securities	$5,956	54	-	-	5,956	54

	Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency obligations	$3,649	38	-	-	3,649	38
Mortgage-backed securities	-	-	-	-	-	-
Other asset-backed securities	1,482	18	-	-	1,482	18
Municipal securities	-	-	-	-	-	-
Total available-for-sale securities	$5,131	56	-	-	5,131	56

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$28,606	128	3,654	59	32,260	187
Municipal securities	498	1	-	-	498	1
Total available-for-sale securities	$29,104	129	3,654	59	32,758	188

As of September 30, 2016, the Company did not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three-month and nine-month periods ended September 30, 2016 and 2015.

During the three-month and nine-month periods ended September 30, 2016, the Company sold one debt security for proceeds of $1,495,000 and realized a gross gain of $365. During the corresponding three-month and nine-month periods of 2015, the Company did not sell any debt securities.

The amortized cost and estimated fair value of debt securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal securities:
0 to 5 years	$-	-	$-	-
5 to 10 years	1,047	1,076	750	774
Over 10 years	3,360	3,599	20,571	21,396
Mortgage-backed securities, other asset- backed securities and U.S. government agency obligations	70,146	71,507	5,345	5,424
Total	$74,553	76,182	$26,666	27,594

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at September 30, 2016 and December 31, 2015 are summarized as follows.

	September 30, 2016	December 31, 2015
Commercial, financial, and agricultural	$168,189	196,732
Factored commercial receivables	70,066	67,628
Real estate - mortgage	1,007,687	881,556
Real estate - construction	147,111	152,862
Consumer	19,754	21,116
	1,412,807	1,319,894
Less: Unearned fees	439	480
Total loans	1,412,368	1,319,414
Allowance for loan losses	(11,950)	(9,842)
Total net loans	$1,400,418	1,309,572

The Company makes loans and extensions of credit to individuals and a variety of businesses located in its market areas. Through Corporate Billing, the Company also purchases receivables from transportation companies and automotive parts and service providers nationwide. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon prevailing conditions in the real estate market. Portfolio segments utilized by the Company are identified below. Relevant risk characteristics for these portfolio segments generally include (i) debt service coverage, loan-to-value ratios and financial performance, for non-consumer loans, and (ii) credit scores, debt-to-income ratios, collateral type and loan-to-value ratios, for consumer loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated. Loans acquired through bank acquisitions are not included in the allowance for loan losses calculation, as these loans are recorded at fair value, and there has been no further indication of credit deterioration that would require an additional provision.

	Commercial,	Factored
	financial, and	commercial	Real estate -	Real estate -
Balance, September 30, 2016	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,345	500	5,525	1,412	236	824	9,842
Provisions charged to operating expense	3	689	2,501	320	118	(824)	2,807
Loans charged off	(6)	(1,769)	(23)	-	(180)	-	(1,978)
Recoveries	72	1,080	107	9	11	-	1,279
Balance, September 30, 2016	$1,414	500	8,110	1,741	185	-	11,950

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	$1,414	500	8,110	1,741	185	-	11,950
Loans:
Individually evaluated for impairment	$-	-	184	-	19	-	203
Collectively evaluated for impairment	$167,981	70,066	998,737	146,831	19,489	-	1,403,104
Acquired loans with deteriorated credit quality	$208	-	8,766	280	246	-	9,500

	Commercial,	Factored
	financial, and	commercial	Real estate -	Real estate -
Balance, September 30, 2015	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,523	955	5,047	647	562	1,068	9,802
Provisions charged to operating expense	10	(256)	966	121	38	(397)	482
Loans charged off	(11)	(1,645)	(764)	-	(120)	-	(2,540)
Recoveries	56	1,446	57	83	5	-	1,647
Balance, September 30, 2015	$1,578	500	5,306	851	485	671	9,391

Ending balance, individually evaluated for impairment	$-	-	223	-	-	-	223
Ending balance, collectively evaluated for impairment	$1,578	500	5,083	851	485	671	9,168
Loans:
Individually evaluated for impairment	$-	-	996	175	78	-	1,249
Collectively evaluated for impairment	$148,307	74,780	659,634	109,872	16,197	-	1,008,790
Acquired loans with deteriorated credit quality	$202	-	4,854	327	232	-	5,615

The Company individually evaluates for impairment all loans that are on nonaccrual status. Additionally, all troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral-dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance. During the nine months ended September 30, 2016 and 2015, the Company did not modify any loans in a manner that would be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of September 30, 2016 and December 31, 2015. Loans with credit impairment purchased through bank acquisitions are not included in these tables because they are recorded at fair value and accordingly have no related allowance.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
September 30, 2016	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	184	229	-	165
Real estate - construction	-	-	-	122
Consumer	19	70	-	25
Total	$203	299	-	312

Impaired loans with related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	-
Real estate - construction	-	-	-	-
Consumer	-	-	-	-
Total	$-	-	-	-

Total impaired loans:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	184	229	-	165
Real estate - construction	-	-	-	122
Consumer	19	70	-	25
Total	$203	299	-	312

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2015	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	19	55	-	1,523
Real estate - construction	169	178	-	105
Consumer	-	-	-	39
Total	$188	233	-	1,667

Impaired loans with related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	653
Real estate - mortgage	-	-	-	250
Real estate - construction	-	-	-	77
Consumer	-	-	-	-
Total	$-	-	-	980

Total impaired loans:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	653
Real estate - mortgage	19	55	-	1,773
Real estate - construction	169	178	-	182
Consumer	-	-	-	39
Total	$188	233	-	2,647

For the nine months ended September 30, 2016 and 2015, the Company did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of September 30, 2016 and December 31, 2015, by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For CBI’s factored receivables, which are commercial trade credits rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, in which case the invoice is charged against the allowance for loan losses.

	30-59 Days	60-89 Days	> 90 Days	Total
September 30, 2016	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$24	-	-	24	168,165	168,189	-
Factored commercial receivables	5,142	908	358	6,408	63,658	70,066	-
Real estate - mortgage	636	564	2,033	3,233	1,004,454	1,007,687	2,810
Real estate - construction	85	-	-	85	147,026	147,111	103
Consumer	-	-	1	1	19,753	19,754	88
Total	$5,887	1,472	2,392	9,751	1,403,056	1,412,807	3,001

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2015	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$21	-	-	21	196,711	196,732	-
Factored commercial receivables	5,762	1,595	252	7,609	60,019	67,628	-
Real estate - mortgage	1,707	760	911	3,378	878,178	881,556	3,300
Real estate - construction	59	88	-	147	152,715	152,862	283
Consumer	114	-	34	148	20,968	21,116	112
Total	$7,663	2,443	1,197	11,303	1,308,591	1,319,894	3,695

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans. As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows.

September 30, 2016	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$165,649	968	1,572	-	168,189
Factored commercial receivables	70,066	-	-	-	70,066
Real estate - mortgage	997,738	2,118	5,039	2,792	1,007,687
Real estate - construction	146,647	-	361	103	147,111
Consumer	19,110	29	528	87	19,754
Total	$1,399,210	3,115	7,500	2,982	1,412,807

December 31, 2015	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$193,176	1,509	2,047	-	196,732
Factored commercial receivables	67,628	-	-	-	67,628
Real estate - mortgage	870,617	2,756	4,882	3,301	881,556
Real estate - construction	152,255	-	324	283	152,862
Consumer	20,260	33	712	111	21,116
Total	$1,303,936	4,298	7,965	3,695	1,319,894

Note 6 – Fair Value Measurements and Disclosures

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale, derivative financial instruments and mortgage loans held-for-sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and other real estate and repossessed assets. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets.

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired, and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2016 and December 31, 2015, impaired loans were evaluated based on the fair value of the collateral.  Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

For disclosure purposes, the fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable-rate loans, the carrying amount is a reasonable estimate of fair value.

Mortgage Loans Held-for-Sale

Prior to September 30, 2016, mortgage loans held-for-sale were carried at the lower of cost or market. During the quarter ended September 30, 2016, the Company elected to carry its mortgage loans held-for-sale at fair value. The fair value of committed mortgage loans held-for-sale is determined by outstanding commitments from investors, and the fair value of uncommitted loans is based on the current delivery prices in the secondary mortgage market.

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

Subordinated Debt

For disclosure purposes, the fair value of our fixed-rate subordinated debt is estimated using a discounted cash flow model that utilizes current market interest rates on borrowings with a similar maturity.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value on a recurring basis.  The value of the Company’s derivative financial instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of the interest rate swaps are determined by using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves derived from observable market interest rate curves).

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

Although the Company has determined that a majority of the inputs used to value its derivatives falls within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company or the counterparty. However, as of September 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

September 30, 2016	Level 1	Level 2	Level 3	Total
U.S. Government agency obligations	$-	3,649	-	3,649
Mortgage-backed securities	-	42,750	-	42,750
Municipal securities	-	4,675	-	4,675
Other asset-backed securities	-	25,108	-	25,108
Total investment securities available-for-sale	$-	76,182	-	76,182
Mortgage loans held-for-sale	$-	7,810	-	7,810
Derivative assets	$-	921	-	921
Derivative liabilities	$-	1,209	-	1,209

December 31, 2015	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$-	48,726	-	48,726
Municipal securities	-	4,679	-	4,679
Total investment securities available-for-sale	-	53,405	-	53,405
Derivative assets	$-	258	-	258
Derivative liabilities	$-	518	-	518

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

From time to time, the Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2016 and December 31, 2015.

September 30, 2016	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$-	-	2,160	2,160
Impaired loans	-	-	3,001	3,001

December 31, 2015	Level 1	Level 2	Level 3	Total
Other real estate and repossessed assets	$-	-	3,965	3,965
Impaired loans	-	-	3,695	3,695

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015 were as follows:

	Carrying	Estimated Fair Value
September 30, 2016	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$122,920	122,920	-	-
Investment securities held-to-maturity	26,666	-	27,594	-
Investment securities available-for-sale	76,182	-	76,182	-
Other investments	7,715	-	7,715	-
Loans, net	1,400,418	-	1,408,179	3,001
Mortgage loans held-for-sale	7,810	-	7,810	-
Bank-owned life insurance	27,837	-	27,837	-
Derivative assets	921	-	921	-
Liabilities:
Deposits	1,499,879	-	1,474,781	-
Federal Home Loan Bank advances	7,000	-	7,370	-
Subordinated debt	24,487	-	25,148	-
Derivative liabilities	1,209	-	1,209	-

	Carrying	Estimated Fair Value
December 31, 2015	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$212,457	212,457	-	-
Investment securities held-to-maturity	27,458	-	27,843	-
Investment securities available-for-sale	53,405	-	53,405	-
Other investments	6,235	-	6,235	-
Loans, net	1,309,572	-	1,309,547	3,695
Mortgage loans held-for-sale	15,020	-	15,020	-
Bank-owned life insurance	27,223	-	27,223	-
Derivative assets	258	-	258	-
Liabilities:
Deposits	1,514,458	-	1,479,746	-
Federal Home Loan Bank advances	22,000	-	22,405	-
Derivative liabilities	518	-	518	-

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

	Retail and
	Commercial	Mortgage	Receivables	Elimination
	Banking	Division (1)	Factoring	Entries (2)	Total
For the Three Months Ended September 30, 2016
Interest income	$16,251	145	2,916	(476)	18,836
Interest expense	1,898	61	476	(476)	1,959
Net interest income	14,353	84	2,440	-	16,877
Provision for loan and lease losses	289	-	84	-	373
Noninterest income	1,791	2,179	32	-	4,002
Noninterest expense	9,590	1,709	1,333	-	12,632
Net earnings before tax and noncontrolling interest	6,265	554	1,055	-	7,874
Income tax expense	2,187	211	241	-	2,639
Noncontrolling interest	-	-	(422)	-	(422)
Net earnings atributable to National Commerce Corporation	$4,078	343	392	-	4,813

For the Nine Months Ended September 30, 2016
Interest income	$47,681	411	8,885	(1,446)	55,531
Interest expense	5,174	165	1,446	(1,446)	5,339
Net interest income	42,507	246	7,439	-	50,192
Provision for loan and lease losses	2,118	-	689	-	2,807
Noninterest income	4,734	5,673	77	-	10,484
Noninterest expense	28,246	4,758	3,935	-	36,939
Net earnings before tax and noncontrolling interest	16,877	1,161	2,892	-	20,930
Income tax expense	5,706	441	647	-	6,794
Noncontrolling interest	-	-	(1,190)	-	(1,190)
Net earnings attributable to National Commerce Corporation	$11,171	720	1,055	-	12,946

Total assets as of September 30, 2016	$1,741,047	7,810	92,822	(62,401)	1,779,278

For the Three Months Ended September 30, 2015
Interest income	$10,670	104	3,170	(494)	13,450
Interest expense	1,158	33	494	(494)	1,191
Net interest income	9,512	71	2,676	-	12,259
Provision for loan and lease losses	310	-	(109)	-	201
Noninterest income	545	1,782	26	-	2,353
Noninterest expense	7,083	1,507	1,305	-	9,895
Net earnings before tax and noncontrolling interest	2,664	346	1,506	-	4,516
Income tax expense	967	131	355	-	1,453
Noncontrolling interest	-	-	(573)	-	(573)
Net earnings atributable to National Commerce Corporation	$1,697	215	578	-	2,490

For the Nine Months Ended September 30, 2015
Interest income	$30,236	301	9,331	(1,511)	38,357
Interest expense	3,191	98	1,511	(1,511)	3,289
Net interest income	27,045	203	7,820	-	35,068
Provision for loan and lease losses	738	-	(256)	-	482
Noninterest income	1,469	4,799	55	-	6,323
Noninterest expense	20,872	4,001	3,928	-	28,801
Net earnings before tax and noncontrolling interest	6,904	1,001	4,203	-	12,108
Income tax expense	2,452	380	977	-	3,809
Noncontrolling interest	-	-	(1,632)	-	(1,632)
Net earnings attributable to National Commerce Corporation	$4,452	621	1,594	-	6,667

Total assets as of September 30, 2015	$1,312,449	7,926	96,967	(66,561)	1,350,781

(1)	Noninterest income for the mortgage division segment includes intercompany income allocation.
(2)

Entry to remove intercompany interest allocated to the receivables factoring segment. For segment reporting purposes, we allocate funding costs to the receivables factoring segment at the federal funds rate plus 2.50%.

Note 8 – Goodwill and Intangibles

Changes to the carrying amount of goodwill for the nine months ended September 30, 2016 are provided in the following table.

Balance, December 31, 2015	$50,686
Adjustments to goodwill	62
Balance, September 30, 2016	$50,748

The adjustments to goodwill made during the nine months ended September 30, 2016 resulted from the recognition of liabilities that existed as of the date on which we acquired Reunion Bank of Florida but were not recorded. The adjustments were made following the Company’s review of additional information that existed at the time of acquisition that affected the recorded fair value of certain liabilities. Net of deferred taxes, the adjustment resulted in a $62,000 increase to the amount of goodwill initially recorded in our acquisition of Reunion Bank of Florida. The adjustment to goodwill had no impact on net income or shareholders’ equity of the Company for the first nine months of 2016.

A summary of core deposit intangible assets as of September 30, 2016 and December 31, 2015 is as follows.

	September 30, 2016	December 31, 2015
Gross carrying amount	$3,315	$3,315
Less: accumulated amortization	(1,101)	(527)
Net carrying amount	$2,214	$2,788

Note 9 – Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), the FHLB and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At September 30, 2016 and December 31, 2015, the Company’s reserve requirements were approximately $1,321,000 and $12,218,000, respectively.

Note 10 – Subordinated Debt

On May 19, 2016, the Company completed the underwritten public offering of $25 million of its unsecured 6.0% Fixed-to-Floating Rate Subordinated Notes due June 1, 2026 (the “Notes”). The Notes bear interest at a fixed rate of 6.0% per year, from, and including, May 19, 2016, to, but excluding, June 1, 2021. On June 1, 2021, the Notes convert to a floating rate equal to three-month LIBOR plus 479 basis points. The Notes may be redeemed by the Company after June 1, 2021. The Company incurred expenses associated with the offering totaling $533 thousand.

Note 11 – Acquisition

On August 31, 2016, the Company announced the signing of a definitive agreement providing for the merger of Private Bancshares, Inc. (“Private Bancshares”), the parent company of Private Bank of Buckhead (“PBB”), headquartered in Atlanta, Georgia, with and into NCC. Simultaneously with the holding company merger, PBB will merge with and into NBC, but will continue to operate under its current trade names “Private Bank of Buckhead”, “Private Bank of Decatur” and “PrivatePlus Mortgage” and the existing management team.

Under the terms of the definitive agreement, each share of common stock of Private Bancshares issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive either 0.85417 shares of NCC common stock or cash in the amount of $20.50. Under the agreement, the total amount of cash payable in the merger will not exceed $8,320,766, subject to NCC’s option to increase such cash payment up to a maximum of $11,094,354.

For more detailed information about the proposed transaction, refer to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2016. Assuming the satisfaction or waiver of all applicable conditions, the Company expects to close the proposed transaction during the fourth quarter of 2016 or first quarter of 2017, depending on the fulfillment of certain closing conditions.

Note 12 – Change in Accounting Policy for Mortgage Loans Held-for-Sale

Prior to September 30, 2016, mortgage loans held-for-sale were carried at the lower of cost or market value. During the three months ended September 30, 2016, the Company began to enter into mandatory delivery of a portion of its residential mortgage loans originated for sale in the secondary market. Prior to the three months ended September 30, 2016, all mortgage loans were delivered on a “best efforts” basis.

In connection with mandatory delivery, the Company elected to record its mortgage loans held-for-sale at fair value, effective September 30, 2016. The fair value of committed residential loans held-for-sale is determined by outstanding commitments from investors, and the fair value of uncommitted loans is based on the current delivery prices in the secondary mortgage market. At September 30, 2016, the fair value adjustment related to mortgage loans held-for-sale was approximately $154,000, reflecting an equivalent increase in mortgage origination and fee income. To mitigate the interest rate risk associated with mandatory delivery, the Company enters into forward commitments to sell mortgage-backed securities and records the change in fair value of these derivatives through income. During the three months ended September 30, 2016, the Company incurred expense of approximately $89,000 on these forward commitments.

Note 13 – Recently Issued Accounting Pronouncements

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

All amounts in the tables in this section are in thousands of dollars, except per share data, yields, percentages and rates, or when specifically identified. The words “we,” “us,” “our,” the “Company,” “NCC” and similar terms used in this section refer to National Commerce Corporation and its consolidated subsidiaries, unless the context indicates otherwise.

Our Business

NCC is a financial holding company headquartered in Birmingham, Alabama. We engage in the business of banking through our wholly owned banking subsidiary, National Bank of Commerce, which we may refer to as the “Bank” or “NBC.”

Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through seven full-service banking offices in Alabama (in Birmingham, Huntsville, Auburn-Opelika, and Baldwin County) and ten full-service banking offices in central and northeast Florida (in Vero Beach through National Bank of Commerce; in Longwood, Winter Park, Orlando and Oviedo through United Legacy Bank, a division of National Bank of Commerce; and in Tavares, Port Orange, St. Augustine and Ormond Beach through Reunion Bank of Florida, a division of National Bank of Commerce), as well as a loan production office in Atlanta, Georgia. We also own a 70% equity interest in CBI Holding Company, LLC (”CBI”), which owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers throughout the United States and parts of Canada.

Overview of Third Quarter 2016 Results

Net income was $4.8 million in the third quarter ended September 30, 2016, compared with $2.5 million in the third quarter of 2015. Highlights from the 2016 third quarter include:

●	Net interest margin (tax-effected) of 4.18%, compared with 4.02% for the third quarter of 2015.
●	Return on average assets of 1.08%, compared with 0.75% for the third quarter of 2015.

●

Loan growth (excluding mortgage loans held-for-sale) of $5.8 million during the third quarter of 2016, representing a 1.6% annualized growth rate. Excluding factored receivables, loans grew by $6.4 million during the quarter, representing a 1.8% annualized growth rate.

●	Deposits increased $39.0 million during the third quarter of 2016.
●	$91.6 million in mortgage loan production, compared with $82.3 million for the third quarter of 2015.
●	$172.4 million in purchased volume in the factoring division, compared with $182.7 million for the third quarter of 2015.
●	Decrease in non-acquired non-performing assets to $2.4 million, from $2.7 million at June 30, 2016 and $4.3 million at December 31, 2015.
●	Annualized net charge-offs of 0.02% of average loans, compared with 0.03% for the third quarter of 2015 and 0.05% for the second quarter of 2016.
●	Ending book value per share of $21.26.

Acquisition

On August 31, 2016, the Company announced the signing of a definitive agreement providing for the merger of Private Bancshares, Inc. (“Private Bancshares”), the parent company of Private Bank of Buckhead (“PBB”), headquartered in Atlanta, Georgia, with and into NCC. Simultaneously with the holding company merger, PBB will merge with and into NBC, but will continue to operate under its current trade names “Private Bank of Buckhead”, “Private Bank of Decatur” and “PrivatePlus Mortgage” and the existing management team.

Under the terms of the definitive agreement, each share of common stock of Private Bancshares issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive either 0.85417 shares of NCC common stock or cash in the amount of $20.50. Under the agreement, the total amount of cash payable in the merger will not exceed $8,320,766, subject to NCC’s option to increase such cash payment up to a maximum of $11,094,354.

For more detailed information about the proposed transaction, refer to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 21, 2016. Assuming the satisfaction or waiver of all applicable conditions, the Company expects to close the proposed transaction during the fourth quarter of 2016 or first quarter of 2017, depending on the fulfillment of certain closing conditions.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the creditworthiness of borrowers and the estimated value of underlying collateral, assumptions about cash flow, determinations of loss factors for estimating credit losses, and judgments regarding the impact of current events, conditions and other factors affecting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we ultimately realize may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional, national and global economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to NCC’s consolidated financial statements for the year ended December 31, 2015, which are contained in our Annual Report on Form 10-K.

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

Mortgage Loans Held-for-Sale

Prior to September 30, 2016, mortgage loans held-for-sale were carried at the lower of cost or market value. During the three months ended September 30, 2016, the Company began to enter into mandatory delivery of a portion of its residential mortgage loans originated for sale in the secondary market. Prior to the three months ended September 30, 2016, all mortgage loans were delivered on a “best efforts” basis.

In connection with mandatory delivery, the Company elected to record its mortgage loans held-for-sale at fair value, effective September 30, 2016. The fair value of committed residential loans held-for-sale is determined by outstanding commitments from investors, and the fair value of uncommitted loans is based on the current delivery prices in the secondary mortgage market. At September 30, 2016, the fair value adjustment related to mortgage loans held-for-sale was approximately $154,000, reflecting an equivalent increase in mortgage origination and fee income. To mitigate the interest rate risk associated with mandatory delivery, the Company enters into forward commitments to sell mortgage-backed securities and records the change in fair value of these derivatives through income. During the three months ended September 30, 2016, the Company incurred expense of approximately $89,000 on these forward commitments.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2016 and September 30, 2015

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.

Net Income

During the three months ended September 30, 2016, our net income was $4.8 million, compared to $2.5 million for the three months ended September 30, 2015, an increase of 93.3%. During the nine months ended September 30, 2016, our net income was $12.9 million, compared to $6.7 million for the nine months ended September 30, 2015, an increase of 94.2%. Our results of operations for the three and nine months ended September 30, 2016 included the results of Reunion Bank of Florida (“RBF”), which now operates as a division of the Bank. We acquired RBF on October 31, 2015 through a merger of RBF with and into the Bank, and, therefore, its results are not included in our results of operations for the three and nine months ended September 30, 2015.

The primary reason for the increase in net income for the three and nine months ended September 30, 2016 as compared to the same period of 2015 was an increase in net interest income. During the three months ended September 30, 2016, net interest income was $16.9 million, an increase of $4.6 million, or 37.7%, compared to the three months ended September 30, 2015. During the nine months ended September 30, 2016, net interest income was $50.2 million, an increase of $15.1 million, or 43.1%, compared to the nine months ended September 30, 2015. This increase was a result of higher levels of loan volume and other earning assets from organic growth and the acquisition of RBF. Total noninterest income during the three months ended September 30, 2016 was $4.0 million, an increase of $1.6 million compared to the three months ended September 30, 2015. Total noninterest income during the nine months ended September 30, 2016 was $10.5 million, an increase of $4.2 million compared to the nine months ended September 30, 2015. Each category of noninterest income (except for wealth management fees for the nine months ended September 30, 2016) increased during the three and nine months ended September 30, 2016.

The increases in net interest income and noninterest income were partially offset by an increase in the provision for loan losses and other noninterest expense during the three and nine months ended September 30, 2016. Total noninterest expense during the three months ended September 30, 2016 was $12.6 million, an increase of $2.7 million, or 27.7%, compared to the three months ended September 30, 2015. Total noninterest expense during the nine months ended September 30, 2016 was $36.9 million, an increase of $8.1 million, or 28.3%, compared to the nine months ended September 30, 2015. This increase during each period of 2016 was primarily the result of the addition of the operating expenses of RBF and costs associated with the overall growth of the Company. RBF was not included in our results of operations for the three and nine months ended September 30, 2015. The provision for loan losses during the three months ended September 30, 2016 was $373 thousand, compared to $201 thousand during the three months ended September 30, 2015 and $2.8 million for the nine months ended September 30, 2016, compared to $482 thousand during the nine months ended September 30, 2015.

A majority of the changes in our net interest income, noninterest income and noninterest expense for the three and nine months ended September 30, 2016 compared to the same periods of 2015 resulted from the additional revenues and expenses of RBF, which we acquired October 31, 2015. During the three months ended September 30, 2016, RBF’s net interest income, noninterest income and noninterest expense were approximately $3.8 million, $159 thousand and $1.5 million, respectively. During the nine months ended September 30, 2016, RBF’s net interest income, noninterest income and noninterest expense were approximately $10.9 million, $542 thousand and $4.9 million, respectively.

Net Interest Income and Net Interest Margin Analysis

Comparison of net interest income for the three months ended September 30, 2016 and 2015

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

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Three Months Ended
(Dollars in thousands)	September 30, 2016			September 30, 2015
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans	$1,399,016	$17,853	5.08%	$992,223	$12,826	5.13%
Mortgage loans held-for-sale	13,986	145	4.12	9,890	104	4.17
Securities:
Taxable securities	76,787	493	2.55	31,132	259	3.30
Tax-exempt securities	26,029	317	4.85	17,245	217	4.99
Cash balances in other banks	101,422	152	0.60	166,715	129	0.31
Total interest-earning assets	1,617,240	$18,960	4.66	1,217,205	$13,535	4.41
Noninterest-earning assets	148,275			96,824
Total assets	$1,765,515			$1,314,029

Liabilities and shareholders' equity
Interest-bearing transactions accounts	$214,439	$125	0.23%	$182,056	$118	0.26%
Savings and money market deposits	612,618	713	0.46	443,306	486	0.43
Time deposits	283,022	661	0.93	228,298	476	0.83
Federal Home Loan Bank advances and other borrowed money	7,000	71	4.04	22,000	111	2.00
Subordinated debt	24,498	389	6.32	-	-	-
Total interest-bearing liabilities	1,141,577	$1,959	0.68	875,660	$1,191	0.54
Noninterest-bearing deposits	381,205			254,402
Total funding sources	1,522,782			1,130,062
Noninterest-bearing liabilities	13,780			8,146
Shareholders' equity	228,953			175,821
	$1,765,515			$1,314,029
Net interest rate spread			3.98%			3.87%
Net interest income/margin (taxable equivalent)		17,001	4.18%		12,344	4.02%
Tax equivalent adjustment		124			85
Net interest income/margin		$16,877	4.15%		$12,259	4.00%

Net interest income increased $4.6 million, or 37.7%, to $16.9 million for the three months ended September 30, 2016, compared to $12.3 million for the same period of 2015. The increase was due to an increase in interest income of $5.4 million, resulting from higher levels of loan volume from organic growth and the acquisition of RBF. This increase in interest income was partially offset by a $768 thousand increase in interest expense. The increase in interest income was primarily due to a 41.0% increase in average loans outstanding for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The resulting net interest margin for the three months ended September 30, 2016 rose to 4.15%, from 4.00% during the three months ended September 30, 2015.

Interest-earning assets averaged $1.6 billion for the three months ended September 30, 2016, compared to $1.2 billion for the three months ended September 30, 2015, an increase of $400.0 million, or 32.9%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased 25 basis points to 4.66% for the three months ended September 30, 2016, compared to 4.41% for the three months ended September 30, 2015. During the three months ended September 30, 2016, the loan yield was 5.08%, compared to 5.13% during the three months ended September 30, 2015. The decrease in loan yield was primarily attributable to the fact that rates on maturing loans have been generally higher than rates on new or renewed loans and that factored receivables, which earn a higher yield than traditional loans, represent a lower proportion of our total loans. RBF contributed average loan balances of $291.1 million during the three months ended September 30, 2016.

Interest-bearing liabilities averaged $1.1 billion for the three months ended September 30, 2016, compared to $875.7 million for the three months ended September 30, 2015, an increase of $265.9 million, or 30.4%. The rate on total interest-bearing liabilities was 68 basis points for the three months ended September 30, 2016, compared to 54 basis points for the three months ended September 30, 2015. A large part of this increase in interest-bearing liability costs was due to the subordinated debt issuance in May 2016 and higher rates on time deposits inherited in the RBF acquisition. The increase in interest-bearing and noninterest-bearing average deposits was due to organic deposit production and the inclusion of RBF’s deposits in our results for the three months ended September 30, 2016.

Average noninterest-bearing deposits totaled $381.2 million during the three months ended September 30, 2016, compared to $254.4 million during the three months ended September 30, 2015. This increase in average noninterest-bearing deposits, together with the increased volume of interest-earning assets and higher yields on interest-earning assets, offset the increased rate on interest-bearing liabilities and led to the higher net interest margin for the three months ended September 30, 2016.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2016 vs. 2015
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$5,158	$(131)	$5,027
Mortgage loans held-for-sale	42	(1)	41
Securities:
Taxable securities	304	(70)	234
Tax-exempt securities	106	(6)	100
Cash balances in other banks	(64)	87	23
Total interest-earning assets	$5,546	$(121)	$5,425

Interest-bearing liabilities
Interest-bearing transaction accounts	$20	$(13)	$7
Savings and money market deposits	194	33	227
Time deposits	123	62	185
Federal Home Loan Bank advances and other borrowed money	(106)	66	(40)
Subordinated debt	389	-	389
Total interest-bearing liabilities	$620	$148	$768

Net interest income
Net interest income (taxable equivalent)	4,926	(269)	4,657
Taxable equivalent adjustment	34	5	39
Net interest income	$4,892	$(274)	$4,618

Comparison of net interest income for the nine months ended September 30, 2016 and 2015

The following table shows, for the periods indicated, the average balances of each principal category of our assets, liabilities and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Nine Months Ended
(Dollars in thousands, except yields and rates)	September 30, 2016			September 30, 2015
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans	$1,381,246	$52,749	5.10%	$947,044	$36,652	5.17%
Mortgage loans held-for-sale	13,926	411	3.94	10,187	301	3.95
Securities:
Taxable securities	72,501	1,288	2.37	33,009	784	3.18
Tax-exempt securities	26,035	954	4.89	12,143	465	5.12
Cash balances in other banks	110,925	499	0.60	131,316	337	0.34
Total interest-earning assets	1,604,633	$55,901	4.65	1,133,699	$38,539	4.54
Noninterest-earning assets	151,036			95,502
Total assets	$1,755,669			$1,229,201

Liabilities and shareholders' equity
Interest-bearing transaction accounts	$209,868	$372	0.24%	$166,423	$314	0.25%
Savings and money market deposits	612,075	2,173	0.47	414,438	1,280	0.41
Time deposits	292,458	1,999	0.91	215,305	1,365	0.85
Federal Home Loan Bank advances and other borrowed money	8,315	223	3.58	22,000	330	2.01
Subordinated debt	12,080	572	6.32	-	-	-
Total interest-bearing liabilities	1,134,796	$5,339	0.63	818,166	$3,289	0.54
Noninterest-bearing deposits	385,399			240,092
Total funding sources	1,520,195			1,058,258
Noninterest-bearing liabilities	11,775			7,879
Shareholders' equity	223,699			163,064
	$1,755,669			$1,229,201
Net interest rate spread			4.02%			4.00%
Net interest income/margin (taxable equivalent)		50,562	4.21%		35,250	4.16%
Tax equivalent adjustment		370			182
Net interest income/margin		$50,192	4.18%		$35,068	4.14%

Net interest income increased $15.1 million, or 43.1%, to $50.2 million for the nine months ended September 30, 2016, compared to $35.1 million for the same period of 2015. The increase was due to an increase in interest income of $17.2 million, resulting from higher levels of loan volume from organic growth and the acquisition of RBF. This increase in interest income was partially offset by a $2.1 million increase in interest expense. The increase in interest income was primarily due to a 45.8% increase in average loans outstanding for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The resulting net interest margin for the nine months ended September 30, 2016 increased slightly to 4.18%, from 4.14% during the nine months ended September 30, 2015.

Interest-earning assets averaged $1.6 billion for the nine months ended September 30, 2016, compared to $1.1 billion for the nine months ended September 30, 2015, an increase of $470.9 million, or 41.5%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased by eleven basis points to 4.65% for the nine months ended September 30, 2016, compared to 4.54% for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the loan yield was 5.10%, compared to 5.17% during the nine months ended September 30, 2015. The decrease in loan yield during the 2016 nine-month period was primarily attributable to the fact that rates on maturing loans have been generally higher than rates on new or renewed loans and that factored receivables, which earn a higher yield than traditional loans, represent a lower proportion of our total loans. RBF contributed average loan balances of $288.3 million during the nine months ended September 30, 2016.

Interest-bearing liabilities averaged $1.1 billion for the nine months ended September 30, 2016, compared to $818.2 million for the nine months ended September 30, 2015, an increase of $316.6 million, or 38.7%. The average rate on total interest-bearing liabilities was 63 basis points for the nine months ended September 30, 2016, compared to 54 basis points for the nine months ended September 30, 2015. Contributing to this increase in interest-bearing liability costs was the subordinated debt issuance in May 2016 and higher rates on the time deposit portfolio inherited in the RBF acquisition. The increase in average deposits was due to organic deposit production and the inclusion of RBF’s deposits in our results for the nine months ended September 30, 2016.

Average noninterest-bearing deposits increased to $385.4 million during the nine months ended September 30, 2016, compared to $240.1 million during the nine months ended September 30, 2015. This increase in average noninterest-bearing deposits, together with the increased volume of interest-earning assets and higher yields on interest-earning assets, offset the increased rate on interest-bearing liabilities and led to the higher net interest margin for the nine months ended September 30, 2016.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2016 vs. 2015
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$16,622	$(525)	$16,097
Mortgage loans held-for-sale	111	(1)	110
Securities:
Taxable securities	743	(239)	504
Tax-exempt securities	510	(21)	489
Cash balances in other banks	(59)	221	162
Total interest-earning assets	$17,927	$(565)	$17,362

Interest-bearing liabilities
Interest-bearing transaction accounts	$78	$(20)	$58
Savings and money market deposits	681	212	893
Time deposits	522	112	634
Federal Home Loan Bank advances and other borrowed money	(277)	170	(107)
Subordinated debt	572	-	572
Total interest-bearing liabilities	$1,576	$474	$2,050

Net interest income
Net interest income (taxable equivalent)	16,351	(1,039)	15,312
Taxable equivalent adjustment	155	33	188
Net interest income	$16,196	$(1,072)	$15,124

Provision for Loan Losses

During the three and nine months ended September 30, 2016, we recorded a provision for loan losses of $373 thousand and $2.8 million, respectively. During the three and nine months ended September 30, 2015, we recorded a provision for loan losses of $201 thousand and $482 thousand, respectively. The additional provision for loan losses during the three and nine months ended September 30, 2016 was due to net charge-offs of approximately $689 thousand at Corporate Billing, loan growth in certain loan segments and uncertainty in the national and international economies and the impact on our local markets. Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the proper level of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition, and specific impaired loans and other relevant information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment and an impairment is deemed necessary, the impaired portion of the loan amount is charged off. As of September 30, 2016, none of our recorded allowance was related to impaired loans.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2016	2015	2016	2015
Service charges and fees on deposit accounts	$511	$311	$1,496	$886
Mortgage origination and fee income	2,245	1,439	5,264	4,215
Merchant sponsorship revenue	542	305	1,555	496
Income from bank-owned life insurance	206	86	614	251
Wealth management fees	15	11	39	43
Gain (loss) on sale of other real estate	-	-	275	(24)
Other noninterest income	483	201	1,241	456
Total noninterest income	$4,002	$2,353	$10,484	$6,323

Noninterest income for the three months ended September 30, 2016 and 2015 was $4.0 million and $2.4 million, respectively. Noninterest income for the nine months ended September 30, 2016 and 2015 was $10.5 million and $6.3 million, respectively. The inclusion of RBF in our results of operations accounted for approximately $159 thousand of the $1.6 million increase in noninterest income recorded during the three months ended September 30, 2016 and approximately $542 thousand of the $4.2 million increase recorded during the nine months ended September 30, 2016.

All categories of noninterest income (except for wealth management fees for the nine months ended September 30, 2016) experienced an increase during the three and nine months ended September 30, 2016.

Mortgage division income increased $806 thousand during the three months ended September 30, 2016, and totaled $2.2 million for this period, compared to $1.4 million during the three months ended September 30, 2015. Mortgage division income increased $1.0 million during the nine months ended September 30, 2016 and totaled $5.3 million for this period, compared to $4.2 million during the nine months ended September 30, 2015. Increased production, combined with slightly better pricing margins, led to higher mortgage division income during each of the 2016 periods. During the three months ended September 30, 2016, total production was $91.6 million, compared to $82.3 million during the three months ended September 30, 2015. Total production for the nine months ended September 30, 2016 was $246.9 million, compared to $222.8 million during the nine months ended September 30, 2015. During the three months ended September 30, 2016, refinance activity accounted for 30.4% of production volume, compared to 19.1% during the same period in 2015. This increase is in line with national refinance activity, and we expect our mix of refinancing transactions and purchases to return to more traditional levels. The addition of RBF had a minimal impact on the higher mortgage division income during the three and nine months ended September 30, 2016.

During the three months ended September 30, 2016, the Company began to enter into mandatory delivery of a portion of its residential mortgage loans originated for sale in the secondary market. Prior to the three months ended September 30, 2016, all mortgage loans were delivered on a “best efforts” basis. In connection with mandatory delivery, the Company elected to record its mortgage loans held-for-sale at fair value, effective September 30, 2016. At September 30, 2016, the fair value adjustment related to mortgage loans held-for-sale was approximately $154,000, reflecting an equivalent increase in mortgage origination and fee income. To mitigate the interest rate risk associated with mandatory delivery, we enter into forward commitments to sell mortgage-backed securities and record the change in fair value of these derivatives through income. During the three months ended September 30, 2016, we incurred expense of approximately $89,000 on these forward commitments.

Merchant sponsorship revenue increased $237 thousand during the three months ended September 30, 2016 and totaled $542 thousand for this period, compared to $305 thousand during the three months ended September 30, 2015. Merchant sponsorship revenue increased $1.1 million during the nine months ended September 30, 2016 and totaled $1.6 million for this period, compared to $496 thousand during the nine months ended September 30, 2015. We entered this business line during the second quarter of 2015, so the increase during the nine-month period of 2016 represents a full nine months of activity, as well as growth in volume in this business.

Service charges and fees on deposit accounts increased by $200 thousand to $511 thousand for the three months ended September 30, 2016, and increased $610 thousand to $1.5 million for the nine months ended September 30, 2016, compared to the same periods in 2015. The addition of RBF contributed $48 thousand and $200 thousand of the increases for the three- and nine-month periods ended September 30, 2016, respectively. The remaining portion of this increase was a result of an increase in the number of deposit accounts as we continue to open new accounts and gain market share in our markets.

During the three and nine months ended September 30, 2016, we recorded income from bank-owned life insurance totaling $206 thousand and $614 thousand, respectively. Such income for each period represented an increase over the corresponding 2015 period due to an additional investment in bank-owned life insurance during the fourth quarter of 2016 and the impact of the bank-owned life insurance acquired in the RBF transaction.

During the nine months ended September 30, 2016, we recorded gains on the sale of other real estate totaling $275 thousand. During the nine months ended September 30, 2015, we had a loss of $24 thousand on such sales. The gains recorded in 2016 increased noninterest income during the nine months ended September 30, 2016 by $299 thousand.

Noninterest expense

The increase in our total noninterest expense during the three and nine months ended September 30, 2016 reflects the continued growth of the Company (organic growth and growth through acquisition), as well as the expansion of our operational framework, employee base and facilities infrastructure as we build the foundation to support our growth strategies. We believe that some of our overhead costs will decrease as a percentage of our revenue as we grow and gain operating leverage by spreading these costs over a larger revenue base.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2016	2015	2016	2015

Salaries and employee benefits	$6,948	$5,186	$20,800	$15,287
Commission-based compensation	1,104	1,048	3,015	2,900
Occupancy and equipment expense	1,181	871	3,447	2,536
Data processing expenses	572	464	1,857	1,376
Advertising and marketing expenses	198	124	549	422
Legal fees	182	177	483	479
FDIC insurance assessments	246	205	766	563
Property and casualty insurance premiums	90	143	479	425
Accounting and audit expenses	252	211	751	646
Consulting and other professional expenses	330	238	757	507
Telecommunications expenses	146	144	445	407
Other real estate owned, repossessed asset and other collection expenses	142	79	290	272
Core deposit intangible amortization	191	111	574	333
Other noninterest expense	1,050	894	2,726	2,648
Total noninterest expense	$12,632	$9,895	$36,939	$28,801

Noninterest expense for the three months ended September 30, 2016 and 2015 was $12.6 million and $9.9 million, respectively. Noninterest expense for the nine months ended September 30, 2016 and 2015 was $36.9 million and $28.8 million, respectively. The inclusion of RBF in our results of operations accounted for approximately $1.5 million of the $2.7 million increase in noninterest expense recorded during the three months ended September 30, 2016. The inclusion of RBF accounted for approximately $4.9 million of the $8.1 million increase in noninterest expense recorded during the nine months ended September 30, 2016.

The largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits expense and commission-based compensation expense. Salaries continue to increase as we expand our presence in our markets. In March 2016, we opened a loan production office in Atlanta, Georgia, which contributed to the increase in salaries and employee benefits expense during the nine months ended September 30, 2016. Higher incentive compensation accruals during the three and nine months ended September 30, 2016 also contributed to the increase in salaries and employee benefits. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at Corporate Billing. During the nine months ended September 30, 2016, higher levels of revenue for the mortgage division contributed to the increased commission-based compensation expense. Additionally, salaries and benefits expense and commission-based compensation expense for RBF’s employees contributed approximately $947 thousand of the $1.8 million increase in salaries and employee benefits expense and commission-based compensation expense recorded during the three months ended September 30, 2016, and contributed approximately $2.9 million of the $5.6 million increase in salaries and employee benefits and commission-based compensation expense recorded during the nine months ended September 30, 2016, compared with the same periods in 2015.

Most categories of noninterest expense increased during the three and nine months ended September 30, 2016. This was largely a result of the additional expenses associated with the operations of RBF. Also, the nine-month period ended September 30, 2016 comprises a full nine months of costs associated with being a public company, compared to the nine-month period ended September 30, 2015, during which we were a public company for less than seven months. As we expand our franchise in our markets, we anticipate that other noninterest expenses will continue to grow.

Income Tax Provision

We recognized income tax expense of $2.6 million during the three months ended September 30, 2016, compared to income tax expense of $1.5 million during the three months ended September 30, 2015. We recognized income tax expense of $6.8 million during the nine months ended September 30, 2016, compared to income tax expense of $3.8 million during the nine months ended September 30, 2015. The increase in income tax expense during the each of the 2016 periods was due to an increase in pre-tax income. Our effective tax rate for the three months ended September 30, 2016 was 33.5% (35.4% including the minority interest in CBI), compared to 32.2% (36.9% including the minority interest in CBI) during the three months ended September 30, 2015. Our effective tax rate for the nine months ended September 30, 2016 was 32.5% (34.4% including the minority interest in CBI), compared to 31.5% (36.4% including the minority interest in CBI) during the nine months ended September 30, 2015. The effective tax rate is affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at September 30, 2016 and December 31, 2015

Overview

Our total assets increased $15.9 million, or 0.9%, from $1.76 billion at December 31, 2015 to $1.78 billion at September 30, 2016. Cash and cash equivalents decreased by $89.5 million during the first nine months of 2016. Loans increased by $93.0 million, or 7.0%, during the first nine months of 2016. Total investment securities increased by $22.0 million, or 27.2%, during the first nine months of 2016. The decrease in cash and cash equivalents was impacted by temporary year-end deposits that were withdrawn during the first of quarter of 2016 and the use of cash balances on deposit by our corporate customers for tax payments and asset investments during the second and third quarters of 2016.

During the first nine months of 2016, deposits decreased $14.6 million and totaled $1.5 billion at September 30, 2016. Our deposits were higher at year-end 2015 due to the existence of temporary deposits that were withdrawn during the first three months of 2016, use of cash by customers for tax payments, and the maturity of brokered certificates of deposit and internet certificates of deposit without the issuance of new brokered and internet deposits to replace them.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets and as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base from which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have designated the majority of our securities as available-for-sale to provide flexibility in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. Securities available-for-sale are reported at fair value, with unrealized gains or losses reported as a separate component of other comprehensive income, net of related deferred taxes. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities. Securities classified as held-to-maturity are carried at amortized cost on our balance sheet.

During the nine months ended September 30, 2016, we elected to use a portion of our balance sheet liquidity to invest $3.8 million in a United States government agency obligation and $25.0 million in other asset-backed securities. We may invest excess liquidity in securities when the yield, liquidity and interest rate risk are appropriate.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2016 and December 31, 2015.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of
	September 30,		December 31,
(Dollars in thousands)	2016		2015
	Cost	Market	Cost	Market
U.S. Government agency obligations (excluding mortgage-backed securities)	$3,687	$3,649	$-	$-
Securities issued by states and political subdivisions	4,407	4,675	4,407	4,679
Residential mortgage pass-through securities	41,482	42,750	48,155	48,726
Other asset-backed securities	24,977	25,108	-	-
Total investment securities available-for-sale	$74,553	$76,182	$52,562	$53,405

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of
	September 30,		December 31,
(Dollars in thousands)	2016		2015
	Cost	Market	Cost	Market
Securities issued by states and political subdivisions	$21,321	$22,170	$21,361	$21,762
Residential mortgage pass-through securities	5,345	5,424	6,097	6,081
Total investment securities held-to-maturity	$26,666	$27,594	$27,458	$27,843

We invest primarily in mortgage-backed securities, municipal securities and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). During the nine months ended September 30, 2016, we began investing in other asset-backed securities. These securities are collateralized by commercial loans, and we have invested in tranches rated AAA or AA by Standard & Poor’s and/or Moody’s.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that management attempts to control and counterbalance. Total loans averaged $1.4 billion during the nine months ended September 30, 2016, or 86.1% of average earning assets, compared to $947.0 million, or 83.5% of average earning assets, for the nine months ended September 30, 2015. At September 30, 2016, total loans, net of unearned income, were $1.4 billion, compared to $1.3 billion at December 31, 2015, an increase of $93.0 million, or 7.0%. The growth in our overall loan portfolio has been affected by larger than usual paydowns during the first nine months of 2016 on loans in our commercial mortgage, construction and commercial and industrial categories.

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

COMPOSITION OF LOAN PORTFOLIO

	As of
	September 30,		December 31,
(Dollars in thousands)	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
Construction, land development, and other land loans	$147,111	10.41%	$152,862	11.58%
Secured by farmland	12,482	0.88	7,455	0.56
Secured by 1-4 family residential properties	376,127	26.62	333,761	25.29
Secured by multifamily (5 or more) residential properties	41,126	2.91	31,128	2.36
Secured by nonfarm nonresidential properties	577,952	40.92	509,212	38.58
Loans secured by real estate	1,154,798	81.74	1,034,418	78.37
Commercial and industrial loans	148,201	10.49	171,160	12.97
Factored commercial receivables	70,066	4.96	67,628	5.12
Consumer loans	19,754	1.40	21,116	1.60
Other loans	19,988	1.41	25,572	1.94
Total gross loans	1,412,807	100.00%	1,319,894	100.00%
Unearned income	(439)		(480)
Total loans, net of unearned income	1,412,368		1,319,414
Allowance for loan losses	(11,950)		(9,842)
Total net loans	$1,400,418		$1,309,572

In the context of this discussion, a "real estate mortgage loan" is defined as any loan secured by real estate, regardless of the purpose of the loan, other than a loan for construction purposes. It is common practice for financial institutions in our market areas, and for us in particular, to obtain a security interest in or lien on real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. This practice tends to increase the magnitude of the real estate loan portfolio. In many cases, we prefer real estate collateral to many other potential collateral sources, such as accounts receivable, inventory and equipment.

The principal component of our loan portfolio is loans secured by real estate. At September 30, 2016, this category totaled $1.2 billion and represented 81.7% of our total loan portfolio, compared to $1.0 billion, or 78.4% of the total loan portfolio, at December 31, 2015. Each category of real estate mortgage loans (except for construction, land development and other land loans) increased during the first nine months of 2016.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $68.7 million, or 13.5%, to $578.0 million at September 30, 2016, compared to $509.2 million at December 31, 2015. Commercial mortgage loans comprise the single largest category of our loans, and at September 30, 2016, accounted for 40.9% of our entire loan portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally represented a large portion of our loan portfolio. Of the $578.0 million in total commercial mortgage loans at September 30, 2016, approximately $239.8 million were loans secured by owner-occupied properties.

Residential mortgage loans increased by $42.4 million, or 12.7%, to $376.1 million at September 30, 2016, compared to $333.8 million at December 31, 2015. At September 30, 2016, residential mortgages accounted for 26.6% of our entire loan portfolio. Our residential mortgage loan portfolio continues to grow as rates on residential mortgage loans remain historically low and housing activity is relatively strong in our markets, leading to higher origination activity for mortgage loans.

Real estate construction loans totaled $147.1 million at September 30, 2016, a decrease of 3.8% from $152.9 million at December 31, 2015. At September 30, 2016, this loan type accounted for 10.4% of our total loan portfolio.

Commercial and industrial loans totaled $148.2 million at September 30, 2016, a decrease of 13.4% from $171.2 million at December 31, 2015. At September 30, 2016, this loan type accounted for 10.5% of our total loan portfolio. The decline in commercial and industrial loans is due to several factors, including reduced line usage by borrowers, loan paydowns, and loan payoffs. Although we have experienced a decline in outstanding loan balances, in most cases, the customer relationship still exists. The decline is relatively evenly distributed across our primary markets.

Factored commercial receivables at Corporate Billing totaled $70.1 million at September 30, 2016, compared to $67.6 million at December 31, 2015. This balance fluctuates based on several variables, such as when receivables are purchased and when and how quickly payments are received.

Allowance for Loan Losses, Provision for Loan Losses and Asset Quality

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses represents our estimate of probable inherent credit losses in our loan portfolio. We determine the allowance based on an ongoing evaluation of risk as it correlates to potential losses within the portfolio. Increases to the allowance are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance for loan losses, thereby increasing the allowance.

In determining the amount of the allowance, we utilize our risk department’s independent analysis of the minimum required loan loss reserve for the Bank. In this analysis, problem loans are reviewed for impairment or for loss exposure based on their payment performance and probability of default and the value of any collateral securing the loan. These totals are specifically allocated to the reserve. The loan portfolio is then divided into various homogeneous risk pools utilizing a combination of collateral codes and/or loan purpose codes and internal risk ratings. Historical losses are used to estimate the probable loss in the current portfolio based on both an average loss methodology and a migration loss methodology. The methodologies and the time periods considered are subjective and vary for each risk pool based on systematic risk relative to our ability to estimate losses for that risk pool. Because every loan has a risk of loss, the calculation begins with a minimum loss allocation for each loan pool. The minimum loss is estimated based on long-term trends for the Bank, the banking industry and the economy. A minimum loss allocation is similarly applied to letters of credit and unused lines of credit. Loss allocations are adjusted for changes in the economy, problem loans, payment performance, loan policy, changes in management, credit administration systems, credit concentrations, loan growth and other elements over the time periods utilized in the methodology. The adjusted loss allocations are then applied to the current balances in their respective loan pools. Loss allocations are totaled, yielding the required allowance for loan losses.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

ALLOWANCE FOR LOAN LOSSES

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Total loans oustanding, net of unearned income	$1,412,368	$1,015,136	$1,412,368	$1,015,136
Average loans oustanding, net of unearned income	$1,399,016	$992,223	$1,381,246	$947,044
Allowance for loan losses at beginning of period	$11,642	$9,274	$9,842	$9,802
Charge-offs:
Loans secured by real estate	23	-	23	764
Commercial and industrial loans	-	10	-	10
Factored receivables	450	550	1,769	1,645
Consumer loans	-	33	180	120
All other loans	2	-	6	1
Total charge-offs	475	593	1,978	2,540
Recoveries:
Loans secured by real estate	2	45	116	140
Commercial and industrial loans	37	8	63	17
Factored receivables	366	443	1,080	1,446
Consumer loans	4	-	11	5
All other loans	1	13	9	39
Total recoveries	410	509	1,279	1,647
Net charge-offs	65	84	699	893
Provision for loan losses	373	201	2,807	482
Allowance for loan losses at period end	$11,950	$9,391	$11,950	$9,391
Allowance for loan losses to period end loans	0.85%	0.93%	0.85%	0.93%
Net charge-offs to average loans	0.02%	0.03%	0.07%	0.13%

The table above does not include the allowances of United Legacy Bank (“United”) or RBF that were established prior to the respective dates of acquisition of these banks. In accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, United’s and RBF’s allowances for loan losses were not brought forward at acquisition; instead, the acquired loans were recorded at fair value, and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At September 30, 2016, United’s and RBF’s combined acquired loan portfolios totaled $332.6 million and had an aggregate related non-accretable difference of $5.0 million and accretable discount of $3.2 million.

For the acquired loan portfolio, the allowance is determined for each loan pool and compared to the remaining discount for that pool. If the allowance amount calculated under the Company’s methodology is greater than the Company’s remaining discount, this amount is added to the reported allowance through a provision for loan losses. If the allowance amount calculated under the Company’s methodology is less than the Company’s recorded discount, no additional allowance or provision is recognized. Our analysis indicates that no additional allowance is necessary on our acquired loan portfolio as of September 30, 2016.

Overall, asset quality indicators have remained steady or improved during the first nine months of 2016. During the nine months ended September 30, 2016, we recorded a provision expense of $2.8 million due to Corporate Billing’s net charge-offs of $689 thousand, continued loan growth in certain loan segments, and uncertainty in the national and international economies and the resulting impact on our local markets.

Allocation of the Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of
	September 30,		December 31,
(Dollars in thousands)	2016		2015
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$1,414	11.90%	$1,345	14.91%
Factored receivables	500	4.96	500	5.12
Real estate - mortgage	8,110	71.33	5,525	66.79
Real estate - construction	1,741	10.41	1,412	11.58
Consumer	185	1.40	236	1.60
Unallocated	-	-	824	-
	$11,950	100.00%	$9,842	100.00%

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

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated.

NONPERFORMING ASSETS

	As of
	September 30,		December 31,
(Dollars in thousands)	2016	2015	2015

Nonaccrual loans	$3,001	$3,658	$3,695
Loans past due 90 days or more and still accruing	358	148	252
Total nonperforming loans	3,359	3,806	3,947
Other real estate and repossessed assets	2,160	3,634	3,965
Total nonperforming assets	$5,519	$7,440	$7,912
Allowance for loan losses to period-end loans	0.85%	0.93%	0.75%
Allowance for loan losses to period-end nonperforming loans	355.76	246.74	249.35
Net charge-offs to average loans	0.07	0.13	0.11
Nonperforming assets to period-end loans and foreclosed property and repossessed assets	0.39	0.73	0.60
Nonperforming loans to period-end loans	0.24	0.37	0.30

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

Total nonperforming assets decreased by $2.4 million to $5.5 million at September 30, 2016, from $7.9 million at December 31, 2015. Asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of
	September 30,		December 31,
(Dollars in thousands)	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$382,924	25.53%	$382,946	25.29%
Interest-bearing demand	220,488	14.70	202,649	13.38
Savings and money market	618,040	41.21	611,887	40.40
Time less than $100k	64,863	4.32	87,069	5.75
Time equal to or greater than $100k and less than $250k	72,672	4.85	85,151	5.62
Time equal to or greater than $250k	140,892	9.39	144,756	9.56
Total deposits	$1,499,879	100.00%	$1,514,458	100.00%

Total deposits were $1.5 billion at September 30, 2016, a decrease of $14.6 million from December 31, 2015. A portion of this decrease was due to an expected withdrawal of year-end temporary deposits during the first three months of 2016. Overall deposits increased by $39.0 million during the three months ended September 30, 2016. The decrease during the first nine months of 2016 was primarily a result of tax payments by corporate and individual customers and investments in fixed assets by corporate customers, rather than balances leaving as a result of closed accounts. Therefore, we believe that this decrease is temporary and anticipate an increase in these balances to prior levels, as evidenced by the $39.0 million growth during the three months ended September 30, 2016.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One of our primary sources of wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $7.0 million and $22.0 million at September 30, 2016 and December 31, 2015, respectively. During the first nine months of 2016, a $15.0 million advance matured. We have not initiated any additional borrowings from the FHLB since 2012. During 2014, we issued $48.9 million of brokered deposits to fund a portion of the CBI acquisition. Several of these brokered deposits have matured, and as of September 30, 2016, we had $25.4 million of brokered deposits outstanding, compared to $38.9 million at December 31, 2015. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit that mature in three to five years at rates that are lower than we would offer in our local markets, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificates of deposit balances of $7.2 million and $12.3 million at September 30, 2016 and December 31, 2015, respectively.

On May 19, 2016, the Company completed the underwritten public offering of $25 million of its unsecured 6.0% Fixed-to-Floating Rate Subordinated Notes due September 1, 2026 (“Notes”). The Notes bear interest at a fixed rate of 6.0% per year, from, and including May 19, 2016, to, but excluding, September 1, 2021. On September 1, 2021, the Notes convert to a floating rate equal to three-month LIBOR plus 479 basis points. The Notes may be redeemed by the Company after September 1, 2021. The Company incurred expenses associated with the offering totaling $533 thousand. We intend to use and have used a portion of the net proceeds for general corporate purposes, including financing organic growth, acquisitions and investments in current bank and non-bank subsidiaries.

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

Funds are available from a number of basic banking activity sources, including the core deposit base, the repayment and maturity of loans and investment security cash flows. Other funding sources include federal funds purchased, brokered certificates of deposit and borrowings from the FHLB. We also have access to the public and private capital markets as market conditions allow.

Cash and cash equivalents at September 30, 2016 and December 31, 2015 were $122.9 million and $212.5 million, respectively. Based on the recorded cash and cash equivalents, we believe that our liquidity resources were sufficient at September 30, 2016 to fund loans and meet our other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS

As of September 30, 2016

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$-	$5,000	$2,000	$-	$7,000
Subordinated debt	-	-	24,487	-	24,487
Certificates of deposit of less than $100k	39,437	19,509	5,917	-	64,863
Certificates of deposit of $100k or more	135,435	40,562	37,567	-	213,564
Operating leases	1,100	1,368	926	2,656	6,050
Total contractual obligations	$175,972	$66,439	$70,897	$2,656	$315,964

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

Our off-balance sheet arrangements are summarized in the following table as of the dates indicated.

CREDIT EXTENSION COMMITMENTS

	As of
	September 30,	December 31,
(Dollars in thousands)	2016	2015
Unfunded lines	$333,212	$311,424
Letters of credit	9,291	10,206
Total credit extension commitments	$342,503	321,630

Interest Sensitivity and Market Risk

Interest Sensitivity

We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The principal monitoring technique that we employ is simulation analysis, as augmented by a “gap” analysis.

In simulation analysis, we review each individual asset and liability category and its projected behavior in various interest rate environments. These projected behaviors are based on our past experiences and on current competitive environments, including the environments in the different markets in which we compete. Using this projected behavior and differing rate scenarios as inputs, the simulation analysis generates projections of net interest income. We also periodically verify the validity of this approach by comparing actual results with those that were projected in previous models.

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

The following table illustrates our interest rate sensitivity at September 30, 2016, assuming that the relevant assets and liabilities are collected and paid, respectively, based on historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

As of September 30, 2016

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$672,021	31,856	130,437	254,255	254,646	76,963	1,420,178
Securities	26,362	6,040	6,763	14,091	11,494	38,098	102,848
Cash balances in other banks	95,733	-	-	-	-	-	95,733
Total interest-earning assets	$794,116	37,896	137,200	268,346	266,140	115,061	1,618,759

Interest-bearing liabilities
Interest-bearing transactions accounts	$91,091	5,712	25,701	45,708	22,880	29,396	220,488
Savings and money market deposits	369,726	8,548	38,463	95,901	54,750	50,652	618,040
Time deposits	17,332	13,998	143,542	60,071	43,484	-	278,427
Federal Home Loan Bank and other borrowed money	-	-	-	7,000	-	-	7,000
Subordinated debt	-	-	-	-	24,487	-	24,487
Total interest-bearing liabilities	$478,149	28,258	207,706	208,680	145,601	80,048	1,148,442

Interest sensitivity gap
Period gap	$315,967	9,638	(70,506)	59,666	120,539	35,013	470,317
Cumulative gap	315,967	325,605	255,099	314,765	435,304	470,317
Cumulative gap - Rate-Sensitive Assets/Rate-Sensitive Liabilities	19.52%	20.11	15.76	19.44	26.89	29.05

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

	MARKET RISK
	Impact on Net Interest Income
	As of September 30,	As of December 31,
Change in prevailing interest rates	2016	2015
+400 basis points	20.37%	21.26%
+300 basis points	15.31	15.89
+200 basis points	10.18	10.48
+100 basis points	5.07	5.08
0 basis points	-	-
-100 basis points	(3.92)	(3.85)
-200 basis points	(9.80)	(8.95)
-300 basis points	(14.36)	(13.17)
-400 basis points	(17.79)	(16.96)

Capital Resources

Total shareholders’ equity attributable to NCC at September 30, 2016 was $232.2 million, or 13.0% of total assets. At December 31, 2015, total shareholders’ equity attributable to NCC was $209.3 million, or 11.9% of total assets. The increase in shareholders’ equity during the first nine months of 2016 was primarily attributable to net income of $12.9 million, share-based compensation, stock option exercises and related payouts of $2.1 million and an increase in accumulated other comprehensive income of $510 thousand.

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

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures, such as common equity Tier 1 capital, Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well−capitalized” institution, as that term is defined by the Bank’s regulators. As of September 30, 2016, the Bank was “well-capitalized” under the regulatory framework for prompt corrective action.

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

The following table sets forth selected consolidated capital ratios at September 30, 2016 and December 31, 2015 for both NBC and NCC.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$202,738	14.19%	$114,313	8.00%	N/A	N/A
NBC	$172,617	12.09%	114,262	8.00%	$142,827	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$166,301	11.64%	$85,735	6.00%	N/A	N/A
NBC	$160,667	11.25%	$85,696	6.00%	$114,261	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$166,301	11.64%	$64,301	4.50%	N/A	N/A
NBC	$160,667	11.25%	$64,272	4.50%	$92,837	6.50%
Tier 1 Capital (to Average Assets)
NCC	$166,301	9.74%	$68,283	4.00%	N/A	N/A
NBC	$160,667	9.43%	$68,175	4.00%	$85,218	5.00%

As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$161,023	11.91%	$108,178	8.00%	N/A	N/A
NBC	$151,386	11.21%	108,085	8.00%	$135,106	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$151,181	11.18%	$81,134	6.00%	N/A	N/A
NBC	$141,544	10.48%	$81,064	6.00%	$108,085	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$151,181	11.18%	$60,850	4.50%	N/A	N/A
NBC	$141,544	10.48%	$60,798	4.50%	$87,819	6.50%
Tier 1 Capital (to Average Assets)
NCC	$151,181	9.68%	$62,501	4.00%	N/A	N/A
NBC	$141,544	9.05%	$62,575	4.00%	$78,219	5.00%

Banking regulations limit the amount of dividends that a bank can pay without the prior approval of its regulatory authorities. These restrictions are based on levels of regulatory classified assets, prior years’ net earnings and the ratio of equity capital to assets. The Bank is currently permitted to pay dividends to NCC, subject to safety and soundness requirements and other limitations imposed by law and federal regulatory authorities. However, NCC’s board of directors has not declared a dividend since its inception and has no current plans to do so. Future determinations regarding a dividend policy will be made at the discretion of NCC’s board of directors based on factors that it deems relevant at that time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is contained in Part I, Item 2 herein under the heading “Interest Sensitivity and Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.1

Agreement and Plan of Merger, dated August 30, 2016, by and between National Commerce Corporation and Private Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-214194), filed with the Securities and Exchange Commission on October 21, 2016)

3.1

Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

3.1A

Amendment to Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K (File No. 000-55336), filed with the Securities and Exchange Commission on February 20, 2015)

3.2

By-Laws of National Commerce Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

10.1

Private Bancshares, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-214194), filed with the Securities and Exchange Commission on October 21, 2016)

10.2

Form of Stock Option Agreement under Private Bancshares, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-214194), filed with the Securities and Exchange Commission on October 21, 2016)

10.3

Form of Shareholder Voting Agreement, by and between National Commerce Corporation and each director and certain officers of Private Bancshares, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-214194), filed with the Securities and Exchange Commission on October 21, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE CORPORATION (Registrant)

Date: November 8, 2016	/s/ John H. Holcomb, III
John H. Holcomb, III Chief Executive Officer and Chairman of the Board

Date: November 8, 2016	/s/ William E. Matthews, V
William E. Matthews, V Chief Financial Officer and Vice Chairman of the Board