Form 10-K
period 2016-12-31
National Commerce Corp
filed 2017-03-10
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

State the aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2016: $199,438,960

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 8, 2017
Common stock, par value $0.01 per share	12,945,012 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

NATIONAL COMMERCE CORPORATION

FORM 10-K

i

GENERAL

Unless the context otherwise indicates or requires, references in this Annual Report on Form 10-K to “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation, a Delaware corporation, and our consolidated affiliates as of December 31, 2016.

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

PART I

Item 1.     Business.

Overview

We are a bank holding company headquartered in Birmingham, Alabama, that has elected to become a “financial holding company” under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We engage in the business of banking through our wholly-owned banking subsidiary, National Bank of Commerce, which we may refer to as “the Bank” or “NBC.”

Through the Bank, we provide a broad array of financial services to businesses, business owners, and professionals. We operate seven full-service banking offices in Alabama, located in Birmingham, Huntsville, Auburn-Opelika, and Baldwin County, and ten full-service banking offices in Florida, located in Longwood, Winter Park, Orlando, Oviedo, Tavares, Ormond Beach, Port Orange, St. Augustine Beach and Vero Beach. Certain of our Florida offices operate under the trade names “United Legacy Bank” and “Reunion Bank of Florida.”

During 2016, we also expanded our operations into Georgia. In May 2016, we opened a loan production office in Atlanta, Georgia. In August 2016, we signed a definitive agreement to acquire Private Bancshares, Inc. (“PBI”), the holding company of Private Bank of Buckhead, through a merger of PBI with and into NCC, followed immediately by a merger of Private Bank of Buckhead with and into NBC. As a result of the merger, which became effective on January 1, 2017, we acquired two full-service banking offices in Georgia – one in the Buckhead area of Atlanta, and the other in Decatur. We operate these acquired offices and the mortgage division of the acquired bank under the trade names “Private Bank of Buckhead,” “Private Bank of Decatur,” and “PrivatePlus Mortgage.”

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

As of December 31, 2016, we had total assets of $2.0 billion, total loans of $1.5 billion, total deposits of $1.7 billion, and total shareholders’ equity of $237.0 million.

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

Lending

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2016, were approximately $1.5 billion, or approximately 83.0% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $1.2 billion, or 81.6% of total loans, net of unearned income, at December 31, 2016. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate. We also often take real estate as an additional source of collateral to secure commercial and industrial loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis and are supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

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

We originate residential loans for sale into the secondary market. These loans are made in accordance with underwriting standards set by the purchaser of the loan, normally as to loan-to-value ratio, interest rate, borrower qualification, and documentation. These loans are originated on both a “best efforts” and a “mandatory delivery” basis. We typically collect from the borrower or purchaser a combination of the origination fee, discount points, and/or a service release fee.

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are usually also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $150.3 million, or 10.1% of our loan portfolio, at December 31, 2016. Interest rates are negotiable and are based on the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $19.1 million, or 1.3% of our loan portfolio, at December 31, 2016. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years, depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

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

Market Areas

We conduct our banking operations through the Bank’s seven full-service banking offices in Alabama (in Birmingham, Huntsville, Auburn-Opelika, and Baldwin County), ten full-service banking offices in central and northeast Florida (in Longwood, Winter Park, Orlando, Oviedo, Tavares, Ormond Beach, Port Orange, St. Augustine Beach and Vero Beach) and two full-service banking offices and a loan production office in the Atlanta, Georgia metro area. In addition to the “National Bank of Commerce” name, we also use the trade names “United Legacy Bank” and “Reunion Bank of Florida” for certain of our Florida offices and “Private Bank of Buckhead,” “Private Bank of Decatur” and “Private Plus Mortgage” for our operations in Georgia. We conduct our factoring business through Corporate Billing’s office in Decatur, Alabama, with clients located throughout the United States and parts of Canada. Technology allows us to service a national client base in our factoring business, with sales representatives traveling to meet existing and potential clients in their places of business.

Competition

The financial services industry is highly competitive. We compete for loans, deposits and financial services in all of our principal markets. We compete directly with other bank and non-bank institutions located within our markets, internet-based banks, out-of-market banks, and bank holding companies that advertise in or otherwise serve our markets, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial products and services. Competition involves efforts to retain current customers, obtain new loans and deposits, increase the scope and type of services that we provide, and offer competitive interest rates paid on deposits and charged on loans. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. Some of our competitors have been in business for a long time and have an established customer base and name recognition. We believe that our competitive pricing, personalized service, and community involvement enable us to effectively compete in the communities in which we operate.

 Employees

As of December 31, 2016, we had approximately 297 full-time and full-time equivalent employees. None of these employees is party to a collective bargaining agreement.

SUPERVISION AND REGULATION

General

We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s ability to repurchase stock or to receive dividends from its subsidiary banks. NCC and its non-bank subsidiary, National Commerce Risk Management, Inc. (“NCRM”), are subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and NBC and its operating subsidiary, CBI, are subject to comprehensive examination and supervision by the OCC. These regulatory agencies generally have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of such provisions. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact that such changes may have on us, are difficult to ascertain. A change in applicable laws or regulations, or in the manner in which such laws or regulations are interpreted by regulatory agencies or courts, may have a material effect on our business, operations, and earnings.

Regulation of NCC

NCC is a registered bank holding company that has elected to become a financial holding company under the BHCA and is subject to the examination authority and the regulatory and periodic reporting requirements of the Federal Reserve. Under the BHCA, bank holding companies and their non-bank subsidiaries generally may engage in activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto, and may, in some cases and subject to certain restrictions, invest in companies not engaged in activities closely related to banking. As a financial holding company, we are permitted to (i) engage in other activities that the Federal Reserve determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, and (ii) acquire an equity stake in companies engaged in such activities. We may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of a bank holding company or a bank without the prior approval of the Federal Reserve. In order to maintain our status as a financial holding company, we must remain “well capitalized” and “well managed” under applicable regulations. Failure to meet one or more of the requirements would mean, depending on the requirements not met, that we could not undertake new activities, make acquisitions other than those permitted generally for bank holding companies, or continue certain activities.

Subject to various exceptions, the BHCA and the Change in Bank Control Act, together with related regulations, require approval from the Federal Reserve before any person or company may acquire “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. A rebuttable presumption arises if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either: (i) the bank holding company has a registered class of securities under Section 12 of the Securities Act or (ii) no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Regulation of NBC

NBC’s operations and investments are subject to the supervision, examination and reporting requirements of the National Bank Act, the regulations of the OCC and other federal banking statutes and regulations, including with respect to the level of reserves that NBC must maintain against deposits, restrictions on the types, amount, and terms and conditions of loans that it may originate and limits on the types of other activities in which it may engage and the investments that it may make. The OCC also has the power to prevent unsafe or unsound banking practices or other violations of law. Because NBC’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations, and the FDIC has backup examination authority and some enforcement powers over NBC. NBC is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Transactions with Affiliates

We are subject to federal laws, such as Sections 23A and 23B of the Federal Reserve Act, that limit the size and number of the transactions that depository institutions may engage in with their affiliates. Under these provisions, transactions (such as loans or investments) by a bank with non-bank affiliates are generally limited to 10% of the bank’s capital and surplus for all covered transactions with any one affiliate and 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit to affiliates, with limited exceptions, must be secured by eligible collateral in specified amounts. Banks are also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposed additional requirements on transactions with affiliates, by, among other things, expanding the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

We are also subject to restrictions on extensions of credit to our executive officers, directors, principal stockholders and their related interests under Sections 22(g) and 22(h) of the Federal Reserve Act, as implemented by Regulation O of the Federal Reserve. These extensions of credit must be made on substantially the same terms, including with respect to interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and they must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, we are prohibited from engaging in asset purchase or sale transactions with our officers, directors or principal stockholders unless the transaction is on market terms and, if the transaction represents more than 10% of the capital and surplus of the Bank, a majority of the Bank’s disinterested directors has approved the transaction.

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

Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund maintained by the FDIC. As a result, the Bank is required to pay periodic assessments to maintain insurance coverage for its deposits. Under the FDIC’s assessment system for banks with less than $10 billion in assets, which became effective on July 1, 2016, the assessment rate is determined based on a number of factors, including the Bank’s CAMELS ratings, leverage ratio, net income, non-performing loan ratios, OREO ratios, core deposit ratios, one-year organic asset growth and a loan mix index. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. The loan mix index component of the assessment model requires banks to calculate each of their loan categories as a percentage of assets and then multiply each category by a standardized historical charge-off rate percentage provided by the FDIC, with a higher index leading to a higher assessment rate. The rules specify maximum assessment rates for institutions with a composite CAMELS rating of 1 or 2 and minimum rates for institutions with a rating of 3, 4 or 5.

Among other things, the Dodd-Frank Act (i) eliminated the ceiling and increased the floor on the size of the Deposit Insurance Fund, (ii) established a minimum designated reserve ratio of 1.35% of estimated insured deposits, (iii) required the FDIC to adopt a restoration plan should the reserve ratio fall below 1.35% and (iv) raised the limit for federal deposit insurance to $250,000 for each covered account and increased the cash limit of Securities Investor Protection Corporation coverage from $100,000 to $250,000.

The FDIC has authority to increase insurance assessments. A significant increase in insurance assessments would likely have an adverse effect on our operating expense, results of operations and cash flows. Management cannot predict what insurance assessment rates will be in the future. Furthermore, deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

The ability of a bank holding company to pay dividends and make distributions can also be limited by other laws or regulations. The Federal Reserve, which has authority to prohibit a bank holding company from paying dividends or making other distributions, has issued a Supervisory Letter stating that a bank holding company should not pay cash dividends unless, among other things, (i) its net income available to common stockholders for the past four quarters, net of dividends paid during that period, is sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition and (iii) the dividend will not cause the company to fail to meet, or be in danger of failing to meet, its minimum regulatory capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken its financial health, such as by borrowing. The Dodd-Frank Act, Basel III (described below) and their respective implementing regulations impose additional restrictions on the ability of banking institutions to pay dividends.

Capital Adequacy Guidelines

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation, known as “Basel III.” Basel III requires banks to maintain a higher level of capital than previously required, with a greater emphasis on common equity. The Dodd-Frank Act imposed generally applicable capital requirements with respect to bank holding companies and their bank subsidiaries. It also mandated that the federal banking regulatory agencies adopt rules and regulations to implement the Basel III requirements, which they did through the adoption of a final rule in July 2013 (the “Basel III Final Rule”).

The Basel III Final Rule provides risk-based capital guidelines designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposures and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk-weights. The net amount of assets remaining after applying the risk-weights to the gross asset values comprises the institution’s total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category. Exceptions include municipal or state revenue bonds, which have a 50% risk weighting, and direct obligations of the United States Treasury or obligations backed by the full faith and credit of the United States government, which have a 0% risk weighting. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk weighting. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% risk weighting. Short-term commercial letters of credit have a 20% risk weighting, and certain short-term unconditionally cancelable commitments have a 0% risk weighting.

The institution’s total risk-weighted assets are used to calculate its regulatory capital ratios. Under the Basel III Final Rule, since January 1, 2015, the minimum ratio of total capital to risk-weighted assets has been 8%. The required ratio of “Tier 1 Capital” (consisting generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets) to risk-weighted assets is 6%. While there was previously no required ratio of “Common Equity Tier 1 Capital” (which generally consists of common stock, retained earnings, certain qualifying capital instruments issued by consolidated subsidiaries and Accumulated Other Comprehensive Income, subject to certain adjustments) to risk-weighted assets, a required minimum ratio of 4.5% became effective on January 1, 2015 as well. The remainder of total capital, or “Tier 2 Capital,” may consist of (i) the allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) preferred stock not qualifying as Tier 1 Capital, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) certain subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital (which is included only to the extent of Tier 1 Capital), less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator.

                In addition, the federal banking agencies have established minimum leverage ratio requirements for banking organizations they supervise, calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets. Prior to the effective date of the Basel III Final Rule, banks and bank holding companies meeting certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, were permitted to maintain a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3%. Other banks and bank holding companies generally were required to maintain a minimum leverage ratio between 4% and 5%. Under the Basel III Final Rule, since January 1, 2015, the required minimum leverage ratio for all banks has been 4%.

The Basel III Final Rule additionally provides for countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Final Rule, banks must maintain a capital conservation buffer consisting of additional Common Equity Tier 1 Capital equal to 2.5% of risk-weighted assets above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses. This new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and is increasing each year until fully implemented at 2.5% in January 2019.

As an additional means of identifying problems in the financial management of depository institutions, the federal banking regulatory agencies have established certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that federal banking agencies are required to take, and certain actions that they have discretion to take, based on the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Under the prompt corrective action rules effective as of January 1, 2015, an institution is deemed “well capitalized” if its leverage ratio, Common Equity Tier 1 ratio, Tier 1 Capital ratio and Total Capital ratio meet or exceed 5%, 6.5%, 8%, and 10%, respectively. An institution is deemed to be “adequately capitalized” or better if its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimum capital requirements. An institution is “significantly undercapitalized” if its leverage, Common Equity Tier 1, Tier 1, and Total Capital ratios fall below 3%, 3%, 4%, and 6%, respectively, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions, including a prohibition on paying dividends and a limitation on asset growth or expansion in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring; limitations on the institution’s ability to make acquisitions, open new branch offices or engage in new lines of business; obligations to raise additional capital; restrictions on transactions with affiliates; and restrictions on interest rates paid by the institution on deposits. In certain cases, banking regulatory agencies may require replacement of senior executive officers or directors or the sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for 90 days, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires the federal banking regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities that they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of the institution’s branch offices). Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” An institution’s record in meeting the requirements of the CRA is made publicly available and is taken into consideration in connection with any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations or expansions into non-banking activities. NBC received a “satisfactory” rating in its most recent CRA evaluation.

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

Privacy of Customer Information

The Financial Services Modernization Act of 1999 (also known as the “Gramm-Leach-Bliley Act” or “GLBA”) and the implementing regulations issued by federal banking regulatory agencies require financial institutions (including banks, insurance agencies and broker/dealers) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLBA established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

The Consumer Financial Protection Bureau

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, non-banks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer financial laws, to oversee several entities and market segments not previously under the supervision of a federal regulator and to impose its own regulations and pursue enforcement actions when it determines that a practice is unfair, deceptive or abusive. The federal consumer financial laws and all of the functions and responsibilities associated with them, many of which were previously enforced by other federal regulatory agencies, were transferred to the CFPB on July 21, 2011. While the CFPB has the power to interpret, administer and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if such institutions have less than $10 billion in assets. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

Mortgage Loan Origination

The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and the implementing final rule adopted by the CFPB (the “ATR/QM Rule”), a financial institution may not make a residential mortgage loan to a consumer unless it first makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the ATR/QM Rule limits prepayment penalties and permits borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage,” as defined by the CFPB. For this purpose, the ATR/QM Rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership, and loans eligible for insurance or guarantee by the Federal Housing Administration, Veterans Administration or United States Department of Agriculture. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years or (iii) include interest-only or negative amortization payments. The ATR/QM Rule specifies the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification and the required methods of calculating the loan’s monthly payments.

In addition, Section 941 of the Dodd-Frank Act amended the Exchange Act to require sponsors of asset-backed securities (ABS) to retain at least 5% of the credit risk of the assets underlying the securities and generally prohibits sponsors from transferring or hedging that credit risk. In October 2014, the federal banking regulatory agencies adopted a final rule to implement this requirement (the “Risk Retention Rule”). Among other things, the Risk Retention Rule (i) requires a securitizer to retain not less than 5% of the credit risk of any asset that the securitizer, through the issuance of an ABS, transfers, sells or conveys to a third party and (ii) prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain. In certain situations, the final rule allows securitizers to allocate a portion of the risk retention requirement to the originator(s) of the securitized assets, if an originator contributes at least 20% of the assets in the securitization. The Risk Retention Rule also provides an exemption to the risk retention requirements for an ABS collateralized exclusively by qualified residential mortgages (“QRMs”) and ties the definition of a QRM to the definition of a “qualified mortgage” established by the CFPB for purposes of evaluating a consumer’s ability to repay a mortgage loan. The federal banking agencies have agreed to review the definition of QRMs in 2019, following the CFPB’s own review of its “qualified mortgage” regulation.

Mortgage Loan Servicing

On January 17, 2013, the CFPB issued a series of final rules as part of an ongoing effort to address mortgage servicing reforms and create uniform standards for the mortgage servicing industry. The rules contain additional requirements for communications with borrowers, address the maintenance of customer account records, govern procedures for responding to written borrower requests and complaints of errors and provide guidance regarding servicing delinquent loans, foreclosure proceedings and loss mitigation efforts, among other measures. These rules have generally led to increased costs to service loans across the mortgage industry.

The Volcker Rule

On December 10, 2013, five federal financial regulatory agencies, including the Federal Reserve and the OCC, adopted final rules implementing the so-called “Volcker Rule” embodied in Section 13 of the BHCA, which was added by Section 619 of the Dodd-Frank Act. The Volcker Rule completes the process begun in October 2011, when the agencies introduced proposed implementing rules for comment. In general, the Volcker Rule prohibits banking entities from (i) engaging in short-term proprietary trading for their own accounts and (ii) having certain ownership interests in, and relationships with, hedge funds or private equity funds. The Volcker Rule is intended to provide greater clarity with respect to both the extent of those primary prohibitions and the related exemptions and exclusions.

The Volcker Rule also requires each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Community and small banks are afforded some relief under the Volcker Rule. If such banks are engaged only in exempted proprietary trading, such as trading in United States government, agency, state and municipal obligations, then they are exempt entirely from compliance program requirements. Moreover, even if a community or small bank engages in proprietary trading or covered fund activities under the rule, it is only required to incorporate references to the Volcker Rule into its existing policies and procedures.

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

●

enhances insider transaction limitations by strengthening the restrictions on loans to insiders and certain asset sales to and from an insider, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors; and

●

strengthens the previous limits on a depository institution’s credit exposure to one borrower (whether a person or group of related persons) in an amount exceeding certain thresholds by expanding the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements and securities lending and borrowing transactions.

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

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

●	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

●

Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows and governing transfers of loan servicing and the amounts of escrows in connection with loans secured by one-to-four family residential properties;

●	Military Lending Act, governing the extension of consumer credit to members of the United States armed forces on active duty and their dependents;

●	Servicemembers Civil Relief Act, which restricts or limits civil actions against military servicemembers who are called to active duty with respect to certain financial transactions;

●	rules and regulations established by the National Flood Insurance Program; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

We are also subject to a variety of laws and regulations that are not limited to banking organizations. For example, in lending to commercial and consumer borrowers and in owning and operating our own property, we are subject to regulations and potential liabilities under state and federal environmental laws. In addition, we must comply with privacy and data security laws and regulations at both the federal and state level.

Enforcement Powers

The Financial Institution Reform, Recovery, and Enforcement Act (FIRREA) expanded and increased the penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees and agents of a financial institution, as well as independent contractors and consultants, such as attorneys, accountants and others who participate in the conduct of the financial institution’s affairs. An institution may be subject to an enforcement action or civil penalties for failing to timely file required reports, filing false or misleading information or engaging in other unsafe or unsound banking practices.

FIRREA provides regulators with significant flexibility to commence enforcement actions against institutions and institution-affiliated parties and to terminate an institution’s deposit insurance. It also expanded the power of banking regulatory agencies to issue regulatory orders. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies, and their respective subsidiaries by the appropriate regulatory agency.

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

Furthermore, proposals that could substantially intensify the regulation of the financial services industry have been and are expected to continue to be introduced in the United States Congress, in state legislatures and by applicable regulatory authorities. These proposals may change banking statutes and regulations and the operating environment for financial services firms in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals would have on our business, results of operations or financial condition.

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

Item 1A.     Risk Factors.

Making or continuing an investment in our common stock involves certain risks that you should carefully consider. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect our business and results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price of your common stock could decline and you could lose all or a part of your investment. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes a forward-looking statement, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

Risks Relating to Our Business

Our business is concentrated in, and largely dependent on, the continued growth and welfare of the general geographic markets in which we operate.

Our commercial banking operations are concentrated in the southeastern United States, particularly in Alabama, in central and northeast Florida, and in the Atlanta, Georgia metro area. As of December 31, 2016, approximately 92.3% of our total loans were to borrowers located in Alabama, Florida and Georgia. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of those states or the regions of which they are a part. Our success depends to a significant extent on the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits and generally affect our financial condition and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduced demand for our products and services, which could have an adverse effect on our results of operations.

                Economic recession or other economic problems, including those affecting our markets and regions, but also those affecting the United States or world economies, could have a material adverse impact on the demand for banking products and services. Since the conclusion of the last recession, economic growth has been slow and uneven. If economic conditions deteriorate, or if there are negative developments affecting the domestic and international credit markets, the value of our loans and investments may be harmed, which in turn would have an adverse effect on our financial performance and condition, as it would for other banks. In addition, although deteriorating market conditions could adversely affect our financial condition, results of operations and cash flows, there can be no assurance that we would benefit from any market growth or favorable economic conditions, either in our primary market areas or nationally, even if they do occur.

Difficult conditions in the market for financial products and services may materially and adversely affect our business and results of operations.

Dramatic declines in the housing market during recent years, along with increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions, and, in some cases, to fail. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Although conditions have improved, a return of these trends could have a material adverse effect on our business and operations. Negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, including increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan and credit losses. Economic deterioration that affects household or corporate incomes could also result in reduced demand for credit or fee-based products and services. These conditions would have adverse effects on us and others in the financial services industry.

Our small to medium-sized business and entrepreneurial customers may have fewer financial resources than larger entities to weather a downturn in the economy, which may impair their ability to repay their loans, and such impairment could adversely affect our financial condition and results of operations.

We focus our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses and entrepreneurs. These small to medium-sized businesses and entrepreneurs may have fewer financial resources in terms of capital or borrowing capacity than larger entities. If economic conditions negatively impact our primary market areas in Alabama, central and northeast Florida, and the Atlanta, Georgia metro area generally, and small to medium-sized businesses are adversely affected, then our financial condition and results of operations may be negatively affected.

Our financial performance will be negatively impacted if we are unable to execute our growth strategy.

Our current growth strategy is to grow organically and to supplement that growth with select acquisitions. Our ability to grow organically depends primarily on our ability to generate loans and deposits of acceptable risk and expense, and we may not be successful in continuing this organic growth. Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel and fund growth at a reasonable cost depends on prevailing economic conditions, maintenance of sufficient capital, competitive factors and changes in banking laws, among other factors. Conversely, if we grow too quickly and are unable to control costs and maintain asset quality, such growth, whether organic or through select acquisitions, could materially and adversely affect our financial condition and results of operations.

External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.

      Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation or other economic phenomena that could adversely affect our financial performance. The primary impact of inflation on our operations most likely will be reflected in increased operating costs. Conversely, deflation generally will tend to erode collateral values and diminish loan quality. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a significant impact on our performance. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially on our net interest income. Net interest income is the difference between the interest earned on assets (such as loans and securities held in our investment portfolio) and the interest paid for liabilities (such as interest paid on savings and money market accounts and time deposits).

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates on net interest income and the economic value of equity. As of December 31, 2016, this simulation analysis indicated that, if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to decrease by approximately $12.0 million, or 16.32%, over the next 12 months, and a decline in the economic value of equity of $31.9 million, or 11.02%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to increase by approximately $12.3 million, or 16.79%, over the next 12 months, and the economic value of equity to increase by $9.6 million, or 3.32%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

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

Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control.

Generally, interest rate spreads (the difference between interest rates earned on assets and interest rates paid on liabilities) have narrowed in recent years as a result of changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income.

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

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies that we believe are appropriate to minimize this risk, including the establishment and review of the allowance for credit losses, periodic assessment of the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our financial condition and results of operations. In particular, we face credit quality risks presented by past, current, and potential economic and real estate market conditions.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could negatively impact our business.

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2016, we had approximately $387.3 million in residential real estate loans and $606.8 million in commercial real estate loans outstanding, representing approximately 26.1% and 40.8%, respectively, of our total loans outstanding on that date.

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

The foregoing risks are enhanced as a result of the limited geographic scope of our principal markets. Most of the real estate securing our loans is located in Alabama, in central and northeast Florida, and in the Atlanta, Georgia metro area. Because the value of this collateral depends on local real estate market conditions and is affected by, among other things, neighborhood characteristics, real estate tax rates, the cost of operating the properties and local governmental regulation, adverse changes in any of these factors in Alabama, central and northeast Florida or the Atlanta, Georgia metro area could cause a decline in the value of the collateral securing a significant portion of our loan portfolio. Further, the concentration of real estate collateral in these two markets limits our ability to diversify the risk of such occurrences.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate to absorb any probable losses in our loan portfolio. Management determines the amount of the allowance based on an analysis of general market conditions, the credit quality of our loan portfolio and the performance of our customers relative to their financial obligations to us. We periodically evaluate the loan portfolio for risk grading, which can result in changes in the allowance. The amount of future losses is affected by changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and such losses may exceed the allowance for estimated loan losses. Although we believe that our allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. If actual losses exceed the estimate, the excess losses could adversely affect our net income and capital. Such excess could also lead to larger allowances for loan losses in future periods, which could in turn adversely affect new income and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate or if the performance of our loan portfolio deteriorates, future losses may occur, and increases in the allowance may be necessary, either of which would have a negative effect on our financial condition and results of operations.

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

As part of our ongoing strategic plan, we may consider expansion into new geographic markets. Such expansion might take the form of the establishment of de novo branches or the acquisition of existing banks or bank branches. There are considerable costs associated with opening new branches, and new branches generally do not generate sufficient revenues to offset costs until they have been in operation for some time. Additionally, we may consider expansion into new lines of business through the acquisition of third parties or organic growth and development. There are substantial risks associated with such efforts, including risks that (i) revenues from such activities might not be sufficient to offset the development, compliance and other implementation costs; (ii) competing products and services and shifting market preferences might affect the profitability of such activities; and (iii) our internal controls might be inadequate to manage the risks associated with new activities. Furthermore, it is possible that our unfamiliarity with new markets or lines of business might adversely affect the success of such actions. If any such expansion into a new geographic or product market is not successful, there could be an adverse effect on our financial condition and results of operations.

We have incurred, and expect to continue incurring, substantial expenses related to our recent acquisitions.

We have incurred, and expect to continue incurring, substantial expenses in connection with completing our recent acquisitions and integrating the operations of the acquired businesses with our operations. A number of factors beyond our control could affect the total amount or the timing of our transaction and integration expenses, and such expenses may exceed our initial projections. Many of the expenses that will be incurred by their nature are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with our recent acquisitions could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the acquired businesses.

Acquisitions may disrupt our business and dilute stockholder value, and integrating acquired companies may be more difficult, costly or time-consuming than expected.

Our business strategy focuses on both organic growth and growth through acquisitions of financial institutions located in the southeastern United States. Our pursuit of acquisitions may disrupt our business, and common stock that we issue as merger consideration may have the effect of diluting the value of your investment. In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions, including our acquisition of PBI in January 2017. We anticipate that the continued integration process for PBI and any other businesses that we may acquire in the future will be a time-consuming and expensive process, even if the integration process is effectively planned and implemented.

In addition, our acquisition activities could be material to our business and involve a number of significant risks, including the following:

●

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

●	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target company or the assets and liabilities that we seek to acquire;

●	exposure to potential asset quality issues of the target company;

●	intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than we do;

●	potential exposure to unknown or contingent liabilities of banks and businesses that we acquire, including, without limitation, liabilities for regulatory and compliance issues;

●	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits of the acquisition;

●	incurring time and expense required to integrate the operations and personnel of the combined businesses;

●	inconsistencies in standards, procedures and policies that would adversely affect our ability to maintain relationships with customers and employees;

●	experiencing higher operating expenses relative to operating income from the new operations;

●	creating an adverse short-term effect on our results of operations;

●	losing key employees and customers;

●	significant problems relating to the conversion of the financial and customer data of the acquired entity;

●	difficulties with integrating acquired customers into our financial and customer product systems;

●	potential changes in banking or tax laws or regulations that may affect the target company; or

●	risks of impairment to goodwill or other-than-temporary impairment of investment securities.

If difficulties arise with respect to the integration process, then the economic benefits expected to result from an acquisition might not occur. As with any merger of financial institutions, there also may be business disruptions that cause customers to move their business to other financial institutions. Failure to successfully integrate businesses that we acquire could have an adverse effect on our profitability, return on equity, return on assets or ability to implement our strategy, any of which, in turn, could have a material adverse effect on our business, financial condition and results of operation.

Our liquidity needs might adversely affect our financial condition and results of operations.

The primary sources of funds for the Bank are customer deposits and loan repayments. Loan repayments are subject to the credit risks described above. In addition, deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Therefore, we may be required to rely from time to time on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or support growth. The Bank has lines of credit in place with the FHLBA and correspondent banks that management believes are adequate to meet our liquidity needs. However, there can be no assurance that these arrangements will be sufficient to meet future liquidity needs, particularly if loan demand grows faster than anticipated.

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

As of December 31, 2016, our ten largest loan relationships totaled over $83.9 million in loan exposure, or 5.64% of our total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. Our allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Several of our large depositors have relationships with each other, which creates a higher risk that one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

As of December 31, 2016, our ten largest non-brokered depositors accounted for $288.5 million in deposits, or approximately 17.3% of our total deposits. Further, our non-brokered deposit account balance was $1.6 billion, or approximately 98.5% of our total deposits, as of December 31, 2016. Several of our large depositors have business, family or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

Withdrawals of deposits by any one of our largest depositors or by one of these related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, results of operations, financial condition and future prospects.

Our factoring services are concentrated in the transportation and automotive parts and services industry, and economic conditions or other factors negatively impacting the transportation and automotive parts and services industry could adversely affect our factoring business.

Factoring for transportation and automotive parts and services businesses constituted approximately 81% of our total factoring business as of December 31, 2016, calculated based on the gross purchases of invoices from such businesses compared to total gross purchases of factored receivables for December 2016. Given the concentration of our factoring business in the transportation and automotive parts and services industries, economic conditions or other factors that negatively impact these industries could impact our factoring revenues, as the revenues earned from purchasing invoices are directly correlated with the amount of revenue generated by our factoring clients (i.e., the volume of transportation and automotive parts and services invoices that they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. Moreover, the operations of a large number of our factoring clients are susceptible to changing economic conditions in the energy industry. For example, fluctuations in prices of oil and diesel fuel may affect demand for transportation services, which may in turn affect the ability of such factoring clients to satisfy their obligations to us. Additionally, the factoring industry may not continue its historical growth, and we may face increased competition. A failure to compete effectively in our market could restrain our growth or cause a loss in market share. Any of these events could adversely impact the returns that we realize on our factoring activities or result in a decrease in the overall amount of our factoring activities and could have an adverse effect on our financial condition and results of operations.

Additional regulations and rulemaking impacting the transportation industry may have a disproportionate impact on the small to mid-sized trucking businesses that comprise our primary transportation factoring clients and adversely affect our factoring business.

Our primary transportation factoring clients are small to mid-sized owner-operators and trucking fleets. Recently implemented federal regulations, and regulations proposed to be implemented in the future, may significantly increase the costs and expenses associated with owning or operating a trucking fleet. These regulations include maximum hours of service limitations and other rules promulgated by the Federal Motor Carrier Safety Administration of the United States Department of Transportation, electronic log requirements, regulations proposed by the federal Food and Drug Administration (the “FDA”) requiring increased labeling and monitoring by carriers of any FDA-regulated commodity, and regulations regarding the amount of combined single-limit liability insurance coverage required of carriers. The costs and burdens of compliance with these requirements will have a disproportionate impact on the small to mid-sized trucking businesses that comprise our factoring client base and may force some or all of these businesses out of the market. Such an occurrence could adversely impact the returns that we realize on our factoring activities or result in a decrease in the overall amount of our factoring activities and could have an adverse effect on our business, financial condition and results of operations.

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

As a part of the products and services that we offer, we make commercial business and real estate loans. The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions and general economic conditions. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting the market for its products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have an adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive industry and face significant competition from other financial institutions and financial services providers, which may decrease our growth or profits.

Consumer and commercial banking are highly competitive industries. Our market areas contain not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, as well as savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in our market areas, greater ties to local businesses and more expansive banking relationships, as well as more established depositor bases, fewer regulatory constraints and lower cost structures, than we do. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, to conduct more extensive promotional and advertising campaigns, or to operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services, than we can offer. For example, in the current low interest rate environment, competitors with lower costs of capital may solicit our customers to refinance their loans with a lower interest rate. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Technology has lowered barriers to entry and made it possible for banks to compete in our market areas without a retail footprint by offering competitive rates and for non-banks to offer products and services traditionally provided by banks.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.

Our ability to compete successfully depends on a number of factors, including:

●	our ability to develop, maintain and build upon long-term customer relationships based on quality service and high ethical standards;

●	our ability to attract and retain qualified employees to operate our business effectively;

●	our ability to expand our market position;

●	the scope, relevance and pricing of products and services that we offer to meet customer needs and demands;

●	the rate at which we introduce new products and services relative to our competitors;

●	customer satisfaction with our level of service; and

●	industry and general economic trends.

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

Our recent acquisitions may make it difficult for investors to evaluate our business, financial condition and results of operations and may also impair our ability to accurately forecast our future performance.

We acquired United Group Banking Company of Florida, Inc. and a controlling interest in CBI in 2014, Reunion Bank of Florida in 2015 and PBI in January 2017. Our limited history operating these businesses and the lack of combined historical financial information relating to the PBI acquisition may not provide an adequate basis for investors to evaluate our business, financial condition and results of operations or to assess trends that may be affecting the acquired businesses or our business as a whole. Our future operating results depend on a number of factors, including our ability to continue to integrate these acquisitions, manage our growth, retain the respective customer bases and successfully identify and respond to emerging trends affecting our primary product lines and markets. As a result of these uncertainties, predictions about our future financial performance may not be as accurate as they would be if we had a longer operating history, which in turn may affect the trading price and volatility of our common stock.

Because our business success depends significantly on key management personnel, the departure of such personnel could impair operations.

We depend heavily on our senior management team. The loss of the services of a member of our senior management team, or an inability to attract other experienced banking personnel, could adversely affect our business. Some of these adverse effects could include the loss of personal contacts with existing or potential customers, as well as the loss of special technical knowledge, experience and skills of such individuals who are responsible for our operations.

We may be adversely affected by the lack of soundness of other financial institutions or market utilities.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions or market utilities, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence, and could lead to losses or defaults by us or by other institutions.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements and other financial information, as well as representations of customers and counterparties as to the accuracy and completeness of that information. With respect to financial statements, we may rely on on reports of independent auditors. In deciding whether to extend credit or engage in other business transactions, we may rely on our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate, or fraudulent information.

We are subject to environmental risk in our lending activities.

Because a significant portion of our loan portfolio is secured by real property, we may foreclose on and take title to such property in the ordinary course of business. If hazardous substances are found on such property, we could be liable for remediation costs, as well as for personal injury and property damage. Environmental laws might require us to incur substantial expenses, materially reduce the property’s value or limit our ability to use or sell the property. Although management has policies requiring environmental reviews before loans secured by real property are made and before foreclosure is commenced, it is still possible that environmental risks might not be detected and that the associated costs might have a material adverse effect on our financial condition and results of operations.

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

We rely heavily on communications and information systems to conduct our business. Any failure or interruption in the operation of these systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending or other functions. While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business and expose us to additional regulatory scrutiny, civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We use information technology in our operations and offer online banking services to our customers, and unauthorized access to our or our customers’ confidential or proprietary information as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. We are under a continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize the internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes or other security failures. In addition, our customers may use personal smartphones, tablet PCs or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, as well as our customers’ devices, may become the target of cyber-attacks, electronic fraud or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential legal liability, reputational harm, damage to our competitive position and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

We depend on outside third parties for the processing and handling of our records and data.

We rely on software developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of customer data. In addition, we maintain, or contract with third parties to maintain, daily backups of key processing outputs in the event of a failure of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct business or process transactions, or incur damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to its systems. Such a disruption or breach of security may have a material adverse effect on our business.

The internal controls that we have implemented to mitigate risks inherent to the business of banking might fail or be circumvented.

Management regularly reviews and updates our internal controls and procedures that are designed to manage the various risks in our business, including credit risk, operational risk and interest rate risk. No system of controls, however well-designed and operated, can provide absolute assurance that the objectives of the system will be met. If there were a failure of such a system, or if a system were circumvented, there could be a material adverse effect on our financial condition and results of operations.

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

Our market areas are susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events related flooding and wind damage and manmade disasters, such as the 2010 oil spill in the Gulf of Mexico. These natural disasters could negatively impact regional economic conditions; cause a decline in the value or destruction of mortgaged properties and increase the risk of delinquencies, foreclosures or loss on loans originated by us; damage our banking facilities and offices and negatively impact our growth strategy. Such weather events could disrupt operations, result in damage to properties, and negatively affect the local economies in the markets in which we operate. We cannot predict whether or to what extent damage that may be caused by future weather or manmade events will affect our operations or the economies in our current or future market areas, but such events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans, and an increase in delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of natural or manmade disasters. Further, severe weather, natural disasters, acts of war or terrorism, and other external events could adversely affect us in a number of ways, including an increase in delinquencies, bankruptcies or defaults that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. Such risks could also impair the value of collateral securing our outstanding loans and hurt our deposit base.

We may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the banking business involve some risk of legal liability. From time to time, we may be named or threatened to be named as defendants in lawsuits arising from our business activities (and in some cases from the activities of companies that we have acquired). In addition, from time to time, we could become the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations, proceedings and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business or reputational harm.

Risks Relating to the Regulation of the Banking Industry

We are subject to extensive regulation in the conduct of our business, which imposes additional costs on us and adversely affects our profitability.

As a financial holding company, NCC is subject to federal regulation under the BHCA and the examination and reporting requirements of the Federal Reserve. As a national banking association, NBC is subject to federal regulation under the National Bank Act and the examination and reporting requirements of the OCC. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards, may limit our operations significantly and control the methods by which we conduct business. Banking regulations are primarily intended to protect depositors, deposit insurance funds and the banking system as a whole, and not stockholders or creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

The Federal Reserve and OCC periodically conduct examinations of our business, including our compliance with applicable laws and regulations. Accommodating such examinations may require management to reallocate resources that would otherwise be used in our day-to-day operations. If, as a result of an examination, any such banking agency was to determine that the financial condition, capital resources, allowance for loan losses, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that we or our management were in violation of any law or regulation, such banking agency may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties against us and our officers and directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such a regulatory action, it could have a material adverse effect on our business, financial condition and results of operations.

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes in recent years, including the Dodd-Frank Act, and may be the subject of further significant legislation or regulation in the future, none of which is within our control. New proposals for legislation continue to be introduced in the United States Congress that could, among other things, (i) further substantially increase regulation of the banking and non-banking financial services industries, (ii) impose restrictions on the operations and general ability of firms within these industries to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and (iii) have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Changes to statutes, regulations or regulatory policies, including changes in their interpretation or implementation by regulators, could affect us in substantial and unpredictable ways. Such changes could, among other things, result in additional costs and lower revenues, limit the types of financial services and products that we may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs and require a significant amount of resources and management’s time and attention. Failure to comply with statutes, regulations, or policies could result in sanctions by regulatory agencies, civil monetary penalties or reputational damage, each of which could have a material adverse effect on our business, financial condition and results of operations.

FDIC deposit insurance assessments may continue to materially increase in the future, which would have an adverse effect on our earnings.

As a member institution of the FDIC, NBC is assessed a quarterly deposit insurance premium. In the aftermath of the recent recession, a number of bank failures led to a depletion of the FDIC’s Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. The FDIC has adopted a Deposit Insurance Fund Restoration Plan, which requires the Deposit Insurance Fund to attain a 1.35% reserve ratio by September 30, 2020. As a result of this requirement, NBC could be required to pay significantly higher premiums or additional special assessments that would adversely affect its earnings, thereby reducing the availability of funds to pay dividends to NCC.

We are subject to certain capital requirements by our regulators.

Applicable regulations require us to maintain specific capital standards in relation to the credit risks of our assets and off-balance sheet exposures. Various components of these requirements are subject to qualitative judgments by regulators. Both NCC and NBC are “well capitalized” under the current regulatory framework. A failure to remain “well capitalized” could affect our customers’ confidence, which could adversely affect our ability to do business. In addition, a failure to maintain such status could also result in restrictions imposed by regulatory authorities on our growth and other activities. Any such effect on customers or restrictions by regulators could have a material adverse effect on our financial condition and results of operations.

We may need to raise additional capital in the future, including as a result of potential increased minimum capital thresholds established by regulators, but that capital may not be available when it is needed or may be dilutive to stockholders.

We are required by federal and state regulatory authorities to maintain adequate capital levels to support our operations. New regulations implementing minimum capital standards could require financial institutions to maintain higher minimum capital ratios and may place a greater emphasis on common equity as a component of “Tier 1 Capital,” which consists generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. In order to support operations and comply with regulatory standards, we may need to raise capital in the future, and in some cases, NCC may be required to contribute capital to NBC. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, on our financial performance and on a successful execution of our growth strategy. Accordingly, there can be no assurance that any additional needed capital will be available on favorable terms. The capital and credit markets have experienced significant volatility in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If we cannot raise additional capital when needed, our financial condition and results of operations may be adversely affected, and banking regulatory authorities may subject us to regulatory enforcement action, including receivership. Furthermore, an issuance of additional shares of our common stock could dilute the economic ownership interest of our stockholders.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The United States Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on merger and acquisition activities, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by our regulators with respect to these laws could result in significant liability.

Federal law requires financial institutions to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the Financial Crimes Enforcement Network of the United States Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with state and federal banking regulators, as well as the United States Department of Justice, Consumer Financial Protection Bureau, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny with regard to our compliance with the rules enforced by the Office of Foreign Assets Control regarding, among other things, the prohibition on transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including acquisition activities. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volumes, prices, or times desired.

The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:

●	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

●	market conditions in the broader stock market in general, or in the financial services industry in particular;

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

Our principal business operations are conducted through NBC. Cash available to pay dividends to stockholders of NCC is derived primarily, if not entirely, from dividends paid by NBC to NCC. The ability of NBC to pay dividends to NCC, and therefore NCC’s ability to pay dividends to its stockholders, will continue to be subject to, and limited by, certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than the regulatory requirements.

A future issuance of stock could dilute the value of our common stock.

Our certificate of incorporation provides that we may issue up to 30,000,000 shares of common stock. As of March 8, 2017, 12,945,012 shares of our common stock were issued and outstanding. Those shares outstanding do not include the potential issuance, as of March 8, 2017, of 426,663 shares of our common stock subject to issuance upon the exercise of outstanding options to purchase our common stock, 195,214 shares of our common stock potentially issuable pursuant to outstanding performance awards (based on projections of the earned percentages of outstanding performance awards as of such date), 27,085 shares of our common stock that were reserved for issuance under the National Commerce Corporation 2011 Equity Incentive Plan (the “Incentive Plan”) or subject to issuance pursuant to options that we have assumed in our recent acquisition transactions, or approximately 40,683 shares potentially issuable under the National Commerce Corporation Deferral of Compensation Plan for Key Employees and Non-Employee Directors (the “Deferral Plan”). Any future issuance of new shares could cause further dilution in the value of outstanding shares of our common stock.

Our directors and executive officers beneficially own a significant portion of our outstanding common stock and have substantial influence over us.

Our directors and executive officers, as a group, beneficially owned approximately 19.9% of our outstanding common stock as of March 8, 2017. As a result of this level of ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company.

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

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities and generally have been promulgated to protect depositors and the Deposit Insurance Fund maintained by the FDIC, and not for the purpose of protecting stockholders. These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time, and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

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

Since October 28, 2014, we have been required to comply with the regulatory and reporting requirements of the SEC. Complying with these reporting and other regulatory requirements is time consuming, results in increased costs to us and could have a material adverse effect on our business, financial condition and results of operations.

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

When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that management can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of the completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigations by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel. Any such action could negatively affect our results of operations and cash flows.

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

Item 1B.   Unresolved Staff Comments.

  None.

Item 2.     Properties.

Our headquarters and the main office of NBC are located at 813 Shades Creek Parkway, Suite 100, Birmingham, Alabama 35209. Including the main office, NBC operates 19 full-service retail banking offices and a mortgage operations center. The sole office of both CBI and Corporate Billing is located at 239 Johnson Street, S.E., Decatur, Alabama 35601.

The following table summarizes pertinent details of our full-service banking offices and other primary facilities as of March 8, 2017:

Office Address	Owned/Leased	Square Footage

NATIONAL BANK OF COMMERCE

Alabama

813 Shades Creek Parkway, Suite 100 Birmingham, AL 35209 (Main Office)	Leased	12,784

1919 Cahaba Road Birmingham, AL 35223 (Mortgage Operations Center)	Leased	8,340

5 Inverness Center Parkway Birmingham, AL 35242	Owned	15,851

457 Magnolia Avenue Fairhope, AL 36532	Owned	6,008

1560 West 2nd Street Gulf Shores, AL 36542	Owned	7,000

415 Meridian Street Huntsville, AL 35801	Owned	13,579

8153 Highway 72 West Madison, AL 35758	Owned	4,024

2443 Enterprise Drive Opelika, AL 36801	Owned	6,200

Florida

2145 Indian River Boulevard, Suite A Vero Beach, FL 32960	Leased	4,000

425 South U.S. Highway 17-92* Longwood, FL 32750	Owned	13,083

401 South Semoran Boulevard* Winter Park, FL 32792	Leased	6,492

3822 Edgewater Drive* Orlando (College Park), FL 32804	Leased	2,146

997 West Broadway Street* Oviedo, FL 32765	Owned	3,414

1250 Lee Road* Winter Park, FL 32789	Owned	2,703

1892 East Burleigh Boulevard# Tavares, FL 32778	Leased	6,125

3615 Clyde Morris Boulevard# Port Orange, FL 32129	Leased	7,000

775 W. Granada Blvd.# Ormond Beach, FL 32174	Leased	4,640

2198 A1A South# St. Augustine Beach, FL 32080	Owned	3,820

Georgia

3565 Piedmont Road, Suite 210♦ Atlanta, Georgia 30305	Leased	20,314

150 East Ponce de Leon Avenue, Suite 120∆ Decatur, Georgia 30030	Leased	4,944

CBI / CORPORATE BILLING

239 Johnson Street, S.E. Decatur, Alabama 35601	Owned	8,500

_______________________________

*Operates under the trade name “United Legacy Bank, a division of National Bank of Commerce.”

# Operates under the trade name “Reunion Bank of Florida, a division of National Bank of Commerce.”

♦ Operates under the trade name “Private Bank of Buckhead, a division of National Bank of Commerce.” Also includes the main office of PrivatePlus Mortgage, a division of National Bank of Commerce.

∆ Operates under the trade name “Private Bank of Decatur, a division of National Bank of Commerce.”

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

	High	Low
2016
Fourth Quarter	$38.00	$26.54
Third Quarter	$28.74	$22.32
Second Quarter	$24.50	$21.37
First Quarter	$25.30	$20.50

2015
Fourth Quarter	$28.32	$22.17
Third Quarter	$27.00	$21.25
Second Quarter	$29.54	$21.25
First Quarter*	$22.45	$20.51
* Shares of our common stock were first publicly traded on March 19, 2015.

Holders

As of March 8, 2017, there were 12,945,012 shares of our common stock outstanding and approximately 604 record holders of our common stock (excluding any participants in any clearing agency and “street name” holders).

Dividends

Holders of our common stock receive dividends if and when declared by our board of directors out of legally available funds. Our board of directors has not declared, and we have not paid, a dividend since our inception, and our board of directors does not expect to declare a dividend in the foreseeable future. Any future determination or change relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant at that time. In addition, the payment of dividends by NBC to NCC and by NCC to its stockholders is subject to certain regulations that may limit or prohibit such payments in certain circumstances. See “Supervision and Regulation – Dividend Restrictions” beginning on page 11. No assurances can be given that any dividends on NCC’s common stock will be declared in the future or, if declared, what the amount of such dividends will be or whether such dividends will continue for future periods.

Securities Authorized for Issuance Under Equity Compensation Plans

              Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the Proxy Statement for the 2017 Annual Meeting of Stockholders of the Company (the “2017 Proxy Statement”) to be filed by the Company with the SEC under the Exchange Act.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Russell 2000 Index and the SNL U.S. Bank Index ($1 billion to $5 billion in assets) from March 18, 2015 through December 31, 2016. The following is based on an investment of $100 on March 18, 2015 in our common stock, the Russell 2000 Index and the SNL U.S. Bank Index ($1 billion to $5 billion in assets), with dividends reinvested where applicable.

		Period Ending
Index	03/18/15	06/30/15	09/30/15	12/31/15	03/31/16	06/30/16	09/30/16	12/31/16
National Commerce Corporation	100.00	132.31	122.97	128.46	121.08	119.59	138.77	190.51
Russell 2000	100.00	100.56	88.57	91.75	90.36	93.79	102.27	111.31
SNL U.S. Bank $1B-$5B	100.00	107.23	106.75	113.43	107.49	111.97	123.79	163.19

Source: SNL Financial, an offering of S&P Global Market Intelligence © 2017 www.snl.com

Item 6.     Selected Financial Data.

	SUMMARY CONSOLIDATED FINANCIAL DATA
	For the Year Ended December 31,
(Dollars in thousands, except per share information)	2016	2015	2014	2013	2012
Statement of Income Data
Interest income	$74,563	$54,845	$31,342	$23,312	$19,952
Interest expense	7,381	4,796	2,869	2,613	3,280
Net interest income	67,182	50,049	28,473	20,699	16,672
Provision for loan losses	3,248	1,113	978	-	125
(Loss) gain on sale of securities	-	-	(33)	47	-
Other noninterest income (1)	13,956	8,459	5,065	5,255	4,665
Merger/conversion-related expenses	479	764	662	257	-
Other noninterest expense (2)	48,600	39,481	22,791	19,428	18,084
Income before income taxes	28,811	17,150	9,074	6,316	3,128
Income tax expense	9,394	5,476	3,159	2,310	1,071
Net income before minority interest	19,417	11,674	5,915	4,006	2,057
Net income attributable to minority interest	1,564	2,069	512	-	-
Net income to common shareholders	17,853	9,605	5,403	4,006	2,057
Balance sheet (at period end)
Cash and cash equivalents	$217,293	$212,457	$123,435	$124,136	$171,287
Total investment securities	99,709	80,863	34,932	47,979	40,724
Mortgage loans held-for-sale	15,373	15,020	9,329	7,159	13,836
Acquired purchased credit-impaired loans	9,507	10,443	9,077	-	-
Acquired non-purchased credit-impaired loans	315,867	370,872	143,981	-	-
Nonacquired loans held for investment (3)	1,076,209	870,471	653,063	582,002	441,452
CBI loans (factoring receivables)	83,901	67,628	82,600	-	-
Total gross loans held for investment	1,485,484	1,319,414	888,721	582,002	441,452
Allowance for loan losses	12,113	9,842	9,802	9,119	10,020
Total intangibles	52,803	53,474	30,591	-	-
Total assets	1,950,784	1,763,369	1,138,426	791,781	693,359
Total deposits	1,667,710	1,514,458	971,060	678,031	580,294
FHLB and other borrowings	7,000	22,000	22,000	22,000	24,695
Subordinated debt	24,500	-	-	-	-
Total liabilities	1,713,740	1,546,733	1,002,265	702,842	607,509
Minority interest	7,309	7,372	7,239	-	-
Common stock	109	108	75	5,730	5,730
Total shareholders' equity	237,044	216,636	136,161	88,939	85,850
Tangible common equity	183,866	162,724	105,265	88,939	85,850
Selected Performance Ratios
Return on average assets (ROAA) (4)	1.00%	0.72%	0.66%	0.60%	0.38%
Return on average equity (ROAE)	7.89	5.55	5.55	4.61	2.43
Return on average tangible common equity (ROATCE)	10.32	6.96	6.07	4.61	2.43
Net interest margin - taxable equivalent	4.15	4.13	3.76	3.27	3.18
Efficiency ratio	60.49	68.79	69.93	75.85	84.75
Operating efficiency ratio (2)	59.90	67.48	67.96	74.86	84.75
Noninterest income / average assets	0.78	0.64	0.62	0.79	0.85
Noninterest expense / average assets	2.76	3.03	2.88	2.97	3.31
Yield on loans	5.06	5.17	4.68	4.37	4.94
Cost of total deposits	0.40	0.39	0.35	0.38	0.58
Per Share Outstanding Data
Net earnings per share	$1.64	$1.04	$0.92	$0.70	$0.36
Diluted net earnings per share	1.61	1.02	0.91	0.69	0.36
Common shares outstanding at period end	10,934,541	10,824,969	7,541,541	5,730,114	5,730,114
Weighted average diluted shares	11,093,987	9,395,741	5,960,199	5,764,285	5,740,400
Book value per share	21.68	20.01	18.05	15.52	14.98
Tangible book value per share	16.82	15.03	13.96	15.52	14.98
Nonperforming assets
Nonacquired
Nonaccrual loans	$69	$187	$2,276	$3,371	$244
Other real estate and repossesed assets	2,068	3,873	823	845	95
Loans past due 90 days or more and still accruing	581	252	217	-	-
Total nonacquired nonperforming assets	2,718	4,312	3,316	4,216	339
Acquired
Nonaccrual loans	2,768	3,508	2,589	-	-
Other real estate and repossesed assets	-	92	557	-	-
Loans past due 90 days or more and still accruing	-	-	80	-	-
Total acquired nonperforming assets	2,768	3,600	3,226	-	-

	For the Year Ended December 31,
(Dollars in thousands, except per share information)	2016	2015	2014	2013	2012
Asset Quality Ratios
Nonperforming assets / Assets	0.28%	0.45%	0.57%	0.53%	0.05%
Nonperforming assets / Loans + OREO + repossessed assets	0.37	0.60	0.73	0.72	0.08
Nonacquired nonperforming assets / Nonacquired loans + nonacquired OREO + nonacquired repossessed assets (3)	0.25	0.49	0.51	0.72	0.08
Net charge-offs to average loans	0.07	0.11	0.05	0.19	0.13
Allowance for loan losses to total loans	0.82	0.75	1.10	1.57	2.27
Allowance for loan losses to nonacquired nonperforming loans	1,863.54	2,241.91	393.18	270.51	4,106.56
Allowance for loan losses to nonacquired loans (3)	1.08	1.07	1.35	1.57	2.27
Capital ratios (at period end)
Tier 1 Leverage Ratio	9.57%	9.68%	10.68%	12.18%	12.42%
Tier 1 Common Capital Ratio	11.46	11.18	10.66	14.58	17.60
Tier 1 Risk-based Capital Ratio	11.46	11.18	10.66	14.58	17.60
Total Risk-based Capital Ratio	13.90	11.91	11.75	15.83	18.86
Equity / Assets	12.15	12.29	11.96	11.23	12.38
Tangible common equity to tangible assets	9.69	9.52	9.50	11.23	12.38
Composition of Loans Held for Investment
Owner-occupied commercial real estate	$254,099	$215,021	$132,126	$71,790	$48,829
Non-owner occupied commercial real estate	352,677	294,191	198,658	146,509	108,405
Commercial and industrial loans	150,268	171,160	113,788	102,286	91,337
Factored commercial receivables	83,901	67,628	82,600	-	-
Construction, land development, and other land loans	155,813	152,862	83,663	58,372	36,267
1-4 family	387,342	333,761	221,222	162,091	128,103
Multifamily	47,060	31,128	23,420	22,316	17,637
Consumer and other	54,324	53,663	33,244	18,638	10,874
Deposit Composition
Demand	$429,030	$382,946	$217,643	$128,837	$67,040
NOW	262,261	202,649	154,816	107,060	96,514
Money market and savings	703,289	611,887	392,394	304,071	277,342
Retail time	64,073	87,069	74,367	15,979	20,766
Jumbo time (5)	209,057	229,907	131,840	122,084	118,632
Mortgage Metrics
Total production ($)	$322,909	$281,706	$207,269	$246,649	$212,128

(1) Excludes securities gains (losses)
(2) Excludes merger/conversion-related expenses
(3) Excludes CBI loans
(4) Net income to common shareholders / average assets
(5) Jumbo time deposits defined as time deposits greater than $100,000

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

●	“Tangible common equity” is total shareholders’ equity less goodwill, other intangible assets and minority interest not included in intangible assets.
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

We believe these above measures, each of which utilizes the concept of tangible common equity rather than total common equity, provide useful information to management and investors because they eliminate the impact of goodwill and other intangible assets created in an acquisition. These measures are commonly used by investors when assessing financial institutions.

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

We believe that these non-GAAP financial measures provide useful information to management and investors that is supplementary to our financial condition, results of operations and cash flows computed in accordance with GAAP; however, we acknowledge that the non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and that these disclosures are not necessarily comparable to non-GAAP financial measures that other companies use. The following reconciliation table provides more detailed analysis of these non-GAAP financial measures:

	NON-GAAP RECONCILIATION
	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Total shareholders' equity	$237,044	$216,636	$136,161	$88,939	$85,850
Less: Intangible assets	52,803	53,474	30,591	-	-
Less: minority interest not included in intangible assets	375	438	305	-	-
Tangible common equity	$183,866	$162,724	$105,265	$88,939	$85,850
Common shares outstanding at year end or period end	10,934,541	10,824,969	7,541,541	5,730,114	5,730,114
Tangible book value per share	$16.82	$15.03	$13.96	$15.52	$14.98
Total assets at end of period	$1,950,784	$1,763,369	$1,138,426	$791,781	$693,359
Less: Intangible assets	52,803	53,474	30,591	-	-
Adjusted total assets at end of period	1,897,981	1,709,895	1,107,835	791,781	693,359
Tangible common equity to tangible assets	9.69%	9.52%	9.50%	11.23%	12.38%
Total average shareholders' equity	226,351	172,954	97,326	86,969	84,782
Less: average intangible assets	53,136	34,628	8,244	-	-
Less: average minority interest not included in intangible assets	264	267	136	-	-
Average tangible common equity	$172,951	$138,059	$88,946	$86,969	$84,782
Net income to common shareholders	17,853	9,605	5,403	4,006	2,057
Return on average tangible common equity (ROATCE)	10.32%	6.96%	6.07%	4.61%	2.43%
Efficiency ratio:
Net interest income	$67,182	$50,049	$28,473	$20,699	$16,672
Total noninterest income	13,956	8,459	5,032	5,302	4,665
Less: gain (loss) on sale of securities	-	-	(33)	47	-
Operating revenue	$81,138	$58,508	$33,538	$25,954	$21,337
Expenses:
Total noninterest expenses	$49,079	$40,245	$23,453	$19,685	$18,084
Efficiency ratio	60.49%	68.79%	69.93%	75.85%	84.75%
Operating efficiency ratio:
Net interest income	$67,182	$50,049	$28,473	$20,699	$16,672
Total noninterest income	13,956	8,459	5,032	5,302	4,665
Less: gain (loss) on sale of securities	-	-	(33)	47	-
Operating revenue	$81,138	$58,508	$33,538	$25,954	$21,337
Expenses:
Total noninterest expenses	$49,079	$40,245	$23,453	$19,685	$18,084
Less: merger/conversion-related expenses	479	764	662	257	-
Adjusted noninterest expenses	$48,600	$39,481	$22,791	$19,428	$18,084
Operating efficiency ratio	59.90%	67.48%	67.96%	74.86%	84.75%
Total allowance for loan losses	$12,113	$9,842	$9,802	$9,119	$10,020
Less: allowance for loan losses attributable to CBI (factoring receivables)	500	500	955	-	-
Adjusted allowance for loan losses at end of period	$11,613	$9,342	$8,847	$9,119	$10,020
Nonacquired loans held for investment	1,076,209	870,471	653,063	582,002	441,452
Allowance for loan losses to nonacquired loans	1.08%	1.07%	1.35%	1.57%	2.27%

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto and other financial information appearing elsewhere in this document. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements except as required by law.

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

Our Business

We (the “Company” or “NCC”) are a financial holding company headquartered in Birmingham, Alabama. We operate one subsidiary bank, National Bank of Commerce (“NBC” or the “Bank”). Through NBC, we provide a broad array of financial services to businesses, business owners and professionals through seven full-service banking offices in Alabama (in Birmingham, Huntsville, Auburn-Opelika, and Baldwin County) and ten full-service banking offices and a loan production office in Florida (in Longwood, Winter Park, Orlando, Oviedo, Tavares, Port Orange, Ormond Beach, St. Augustine and Vero Beach). During 2016, we also expanded our operations into Georgia, by opening a loan production office in Atlanta, Georgia.

In August 2016, we signed a definitive agreement to acquire Private Bancshares, Inc. (“PBI”), the holding company of Private Bank of Buckhead, through a merger of PBI with and into NCC, followed immediately by a merger of Private Bank of Buckhead with and into NBC. As a result of the merger, which became effective on January 1, 2017, we acquired two full-service banking offices in Georgia – one in the Buckhead area of Atlanta, and the other in Decatur. We operate these acquired offices and the mortgage division of the acquired bank under the trade names “Private Bank of Buckhead,” “Private Bank of Decatur,” and “PrivatePlus Mortgage.”

We also own a 70% equity interest in CBI Holding Company, LLC (“CBI”), which owns Corporate Billing LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama, that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers throughout the United States and Canada.

2017 Acquisition

Private Bancshares, Inc.

On January 1, 2017, we completed our acquisition of PBI, a bank holding company headquartered in Atlanta, Georgia. PBI’s wholly-owned banking subsidiary, Private Bank of Buckhead, merged with and into NBC on January 1, 2017. Because the merger was completed after year-end, the assets, liabilities and results of operations for PBI were not included in our financial statements for 2016, but they will be included in the full year of our financial results for 2017.

At the time of the acquisition, PBI was merged with and into NCC, with NCC as the surviving entity in the merger. PBI’s common shareholders received either 0.85417 shares of our common stock, $20.50 in cash, or a combination of stock and cash in exchange for each share of PBI common stock. We paid cash for cash elections and in lieu of fractional shares totaling $8.3 million and issued 1,809,189 shares of our common stock. The aggregate estimated value of the consideration was $79.5 million.

We marked PBI’s assets and liabilities to fair value based on information available at the time of acquisition. We acquired approximately $292.2 million in assets at fair value from PBI and added two banking centers with approximately $263.4 million in loans and approximately $286.1 million in deposits. We expect to record goodwill of $47.8 million and a core deposit intangible asset of $2.9 million as a result of the merger. The fair value results are preliminary and subject to refinement for up to one year after the closing as additional information becomes available.

Additional information regarding the PBI merger is included in Note 20, “Subsequent Events,” of the Notes to Consolidated Financial Statements provided herein.

2015 Acquisition

Reunion Bank of Florida

On October 31, 2015, we completed our acquisition of Reunion Bank of Florida (“Reunion”), a Florida bank headquartered in Tavares, Florida. At that time, Reunion was merged with and into NBC, and NBC now operates in the markets formerly served by Reunion under the trade name “Reunion Bank of Florida, a division of National Bank of Commerce.” At the time of the merger, Reunion had a total of four full-service banking locations and two loan production offices located in five counties in central and northeast Florida. We paid cash for cash elections and in lieu of fractional shares totaling $7,368,809 and issued 1,339,129 shares of our common stock in the merger. The aggregate estimated value of the consideration was $43.2 million. We recorded $20.6 million of goodwill and a core deposit intangible asset of $1.5 million.

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

United Group Banking Company of Florida, Inc.

On December 15, 2014, we completed our acquisition of United Group Banking Company of Florida, Inc. (“United”), a bank holding company headquartered in Longwood, Florida. United’s wholly-owned banking subsidiary, United Legacy Bank, merged with and into NBC on February 28, 2015. Since the merger, NBC has operated in the Orlando, Florida market under the trade name “United Legacy Bank, a division of National Bank of Commerce.” In connection with the merger, we paid cash for cash elections and in lieu of fractional shares totaling $2,953,884 and issued 1,617,027 shares of our common stock. The aggregate estimated value of the consideration was $33.3 million. We recorded $5.7 million of goodwill and a core deposit intangible asset of $1.8 million.

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

Overview of 2016 Results

Our net income was $17.9 million in 2016, compared to $9.6 million in 2015. The primary factors leading to the increase in our 2016 net income and other highlights include the following:

●

Average loans outstanding in 2016 were $1.40 billion, approximately 38.1% higher than the $1.01 billion in average loans outstanding in 2015. The higher loan balance led to an increase in net interest income from $50.0 million in 2015 to $67.2 million in 2016. In addition to organic growth, 2016 balances include a full year of loans attributable to Reunion.

●

Loan yields in 2016 averaged 5.06%, compared to 5.17% for 2015, and interest-bearing liability costs of 0.64% in 2016 were 0.11% higher than costs of 0.55% in 2015. As a result, our net interest spread decreased from 3.97% in 2015 to 3.96% in 2016. Average noninterest-bearing deposits grew from $269.0 million in 2015 to $396.9 million in 2016, reducing our overall funding cost. The combination of the lower loan yields and higher funding costs were partially offset by a larger percentage of our earning assets invested in loans and an increase in noninterest-bearing deposits, which led to an expansion in our net interest margin from 4.10% in 2015 to 4.12% in 2016.

●

Our higher net interest income in 2016 was partially offset by higher operating expenses, which grew to $49.1 million in 2016 from $40.2 million in 2015. The largest category of operating expense increase was salaries and employee benefits. The higher operating expenses resulted from both our expansion activities in 2016 into the Atlanta, Georgia market area and the inclusion of a full year of expenses attributable to Reunion.

●

During 2016, our noninterest income grew to $14.0 million from $8.5 million in 2015. Mortgage origination and fee income, merchant sponsorship revenue and service charges were significant contributors to this increase in 2016.

●

On May 19, 2016, we completed the underwritten public offering of $25 million of our unsecured 6.0% Fixed-to-Floating Rate Subordinated Notes due June 1, 2026 (the “Notes”). The Notes bear interest at a fixed rate of 6.0% per year, from, and including, May 19, 2016, to, but excluding, June 1, 2021. On June 1, 2021, the Notes convert to a floating rate equal to three-month LIBOR plus 479 basis points. We may redeem the Notes at any time after June 1, 2021.

●

On August 31, 2016, we announced the signing of a definitive agreement providing for the merger of Private Bancshares, Inc. with and into NCC. This merger was completed on January 1, 2017. Private Bancshares was the parent company of Private Bank of Buckhead, headquartered in Atlanta, Georgia. Simultaneously with the holding company merger, Private Bank of Buckhead merged with and into NBC, but NBC continues to operate the former offices and mortgage division of Private Bank of Buckhead under the trade names “Private Bank of Buckhead”, “Private Bank of Decatur” and “PrivatePlus Mortgage.” Since the effective date was January 1, 2017, our 2016 results do not include any of the activity or balances of Private Bancshares.

●

On October 31, 2015, we closed the acquisition of Reunion, and as a result, approximately two months of revenue and expenses attributable to Reunion are included in our 2015 results, but the 2016 results include an entire year of revenue and expenses attributable to Reunion.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the Notes to Consolidated Financial Statements for the year ended December 31, 2016, which are contained elsewhere in this report. Certain of these policies require estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes some of the more complex policies involving a significant degree of judgment about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by us may be different than our estimates. In determining the allowance, we estimate losses on individual impaired loans or on groups of loans that are not impaired when the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses, and the impacts of local, regional, national, and global economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2016.

 Investment Securities Impairment

We assess on a quarterly basis whether there have been any events or economic circumstances to indicate that a security with respect to which there is an unrealized loss is impaired on an other-than-temporary basis. In each instance, we consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and, for debt securities, external credit ratings and recent downgrades. Securities with respect to which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value. The credit portion of the impairment, if any, is recognized as a realized loss in current earnings. Management performed its quarterly analysis as of December 31, 2016 and concluded that no securities were impaired. The Company did not recognize an impairment loss in 2016, 2015 or 2014.

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to a level at which it is “more likely than not” that the tax asset or benefit will be realized. Realization of tax benefits requires (i) having sufficient taxable income, available tax loss carrybacks or credits in future periods to permit the application of the tax benefit, (ii) that the reversal of taxable temporary differences and/or tax planning strategies within the reversal period facilitate the utilization of the tax benefits, and (iii) that then-current tax law allows for the realization of recorded tax benefits.

Business Combinations

Assets purchased and liabilities assumed in a business combination are recorded at their fair value. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of the purchased assets or assumed liabilities. When the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as non-accretable difference. We must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows related to the loans will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield, which will have a positive impact on interest income.

In determining the initial fair value of purchased loans without evidence of credit deterioration at the date of acquisition we include an adjustment to reflect an appropriate market rate of interest given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

We record goodwill and other intangible assets as a result of acquisitions accounted for under the acquisition method of accounting. Under the acquisition method, we are required to allocate the consideration paid for an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired and is not amortized but is tested for impairment. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performs its annual test of impairment in the fourth quarter of each year. The measurement of any actual impairment loss requires management to calculate the implied fair value of goodwill by deducting the fair value of all tangible and separately identifiable intangible net assets (including unrecognized intangible assets) from the fair value of the reporting unit. The fair value of net tangible assets is calculated using the methodologies described in Note 2 of the Notes to the Consolidated Financial Statements.

Our other intangible assets consist of core deposit premiums acquired in connection with business combinations and are based on the established value of acquired customer deposits. The core deposit premium is initially recognized based on a valuation performed as of the consummation date and is amortized over an estimated useful life of three to ten years. Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

The process of evaluating goodwill and other intangibles for impairment involves highly subjective or complex judgments, estimates and assumptions regarding the fair value of the assets. As a result, changes to these judgments, estimates and assumptions in future periods could result in materially different results.

Comparison of Results of Operations for the Years Ended December 31, 2016, 2015 and 2014

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2016, 2015 and 2014.

Net Income

2016 vs. 2015

During the year ended December 31, 2016, our net income was $17.9 million, compared to $9.6 million for the year ended December 31, 2015, an increase of 85.9%. The primary reason for the increase in net income in 2016 compared to 2015 was an increase in net interest income, which resulted from higher levels of loan balances and other earning assets, higher levels of noninterest-bearing deposits, and a resulting increase in our net interest margin. In addition to higher net interest income, noninterest income increased by $5.5 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increased net interest income and noninterest income were partially offset by an increase in noninterest expense of $8.8 million during 2016 compared to 2015. The largest increase in noninterest income during 2016 was in revenue from the mortgage division and merchant sponsorship revenue. During the year ended December 31, 2016, mortgage origination and fee income totaled $7.0 million, compared to $5.3 million for the year ended December 31, 2015, an increase of 32.2%. Merchant sponsorship revenue totaled $2.2 million during the year ended December 31, 2016, an increase of $1.3 million compared to the year ended December 31, 2015. We entered this business during April 2015, so 2016 is the first full year of results. Other noninterest expense increased by $8.8 million during the year ended December 31, 2016. Each category of noninterest expense increased as a result of a full year of activity from Reunion, which we acquired on October 31, 2015. The growth of our franchise in the markets in which we operate and the expenses associated with being a public company for a full year also contributed to the overall increase in noninterest expense during 2016.

A majority of the changes in our net interest income, noninterest income and noninterest expense for the year ended December 31, 2016 compared to the year ended December 31, 2015 resulted from the additional revenues and expenses attributable to the addition of Reunion, which we acquired on October 31, 2015. The following table details the amounts that Reunion contributed to the change in selected consolidated totals for the year ended December 31, 2016. Our 2015 results include two months of Reunion’s activity, since we acquired Reunion on October 31, 2015.

For the Year Ended December 31, 2016
Net interest income	$12,130
Noninterest income	578
Noninterest expense	5,465

2015 vs. 2014

During the year ended December 31, 2015, our net income was $9.6 million, compared to $5.4 million for the year ended December 31, 2014, an increase of 77.8%. The primary reason for the increase in net income in 2015 compared to 2014 was an increase in net interest income, which resulted from higher levels of loan balances and other earning assets, increased loan yields, and a resulting increase in net interest margin. In addition to higher net interest income, noninterest income increased by $3.4 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increased net interest income and noninterest income were partially offset by an increase in noninterest expense of $16.8 million during 2015 compared to 2014. The largest increase in noninterest income during 2015 was in revenue from the mortgage division. During the year ended December 31, 2015, mortgage origination and fee income totaled $5.3 million, compared to $3.8 million for the year ended December 31, 2014, an increase of 40.7%. Other noninterest expense increased by $16.8 million during the year ended December 31, 2015. Each category of noninterest expense increased as a result of a full year of activity from the entities we acquired in 2014, CBI and United, and two months of activity of Reunion, which we acquired on October 31, 2015. The growth of our franchise in the markets in which we operate, the costs associated with our initial public offering during the first quarter of 2015, and the expenses associated with being a public company contributed to the overall increase in noninterest expense during 2015.

A majority of the changes in our net interest income, noninterest income and noninterest expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 resulted from the additional revenues and expenses attributable to CBI and United, which we acquired during the second half of 2014, and the addition of Reunion, which we acquired on October 31, 2015. The following table details the amounts that CBI, United, and Reunion contributed to selected consolidated totals for the year ended December 31, 2015.

	For the Year Ended December 31, 2015
	United (1)	Reunion (2)	CBI (3)
Net interest income	$7,531	$2,334	$8,088
Noninterest income	699	106	52
Noninterest expense	6,579	1,099	3,500

(1)	The amounts presented for United are through December 15, 2015. This adjustment reflects the 15 days that United was included in our results for 2014.

(2)	The amounts presented for Reunion reflect results of operations since the date on which Reunion was acquired (October 31, 2015).

(3)	The amounts presented for CBI are through August 2015. Our 2014 totals include CBI from September through December.

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

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Year Ended December 31,
(Dollars in thousands)	2016			2015			2014

	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Loans	$1,397,681	$70,761	5.06%	$1,011,921	$52,351	5.17%	$629,040	$29,414	4.68%
Mortgage loans held-for-sale	13,031	489	3.75	10,064	385	3.83	9,696	410	4.23
Securities:
Taxable securities	75,110	1,813	2.41	36,811	1,154	3.13	41,111	1,178	2.87
Tax-exempt securities	26,004	1,273	4.90	14,623	740	5.06	4,518	268	5.93
Cash balances in other banks	118,438	723	0.61	146,379	505	0.34	75,099	183	0.24
Total interest-earning assets	1,630,264	$75,059	4.60	1,219,798	$55,135	4.52	759,464	$31,453	4.14
Noninterest-earning assets	150,703			107,890			56,241
Total assets	$1,780,967			$1,327,688			$815,705

Liabilities and shareholders' equity
Interest-bearing transaction accounts	$216,271	$521	0.24%	$173,913	$443	0.25%	$121,970	$331	0.27%
Savings and money market deposits	617,527	2,964	0.48	446,750	1,892	0.42	299,549	1,111	0.37
Time deposits	287,641	2,642	0.92	234,485	2,019	0.86	120,145	985	0.82
Federal Home Loan Bank advances and other borrowed money	7,985	294	3.68	21,974	442	2.01	22,007	442	2.01
Subordinated debt	15,200	960	6.32	-	-	-	-	-	-
Total interest-bearing liabilities	1,144,624	$7,381	0.64	877,122	$4,796	0.55	563,671	$2,869	0.51
Noninterest-bearing deposits	396,925			269,008			150,034
Total funding sources	1,541,549			1,146,130			713,705
Noninterest-bearing liabilities	13,067			8,604			4,674
Shareholders' equity	226,351			172,954			97,326
	$1,780,967			$1,327,688			$815,705
Net interest rate spread			3.96%			3.97%			3.63%
Net interest income/margin (taxable equivalent)		67,678	4.15%		50,339	4.13%		28,584	3.76%
Tax equivalent adjustment		496			290			111
Net interest income/margin		$67,182	4.12%		$50,049	4.10%		$28,473	3.75%

Comparison of net interest income for the years ended December 31, 2016 and 2015

Net interest income increased by $17.1 million, or 34.2%, to $67.2 million for the year ended December 31, 2016, compared to $50.0 million for 2015. The increase was due to an increase in interest income of $19.7 million, resulting from higher levels of loan volume and investment securities, which were partially offset by a $2.6 million increase in interest expense. The increase in interest income was primarily due to a 38.1% increase in average loans outstanding and a 96.6% increase in average investment securities during 2016 compared to 2015. The resulting net interest margin for 2016 rose to 4.12%, from 4.10% during 2015. Despite lower loan yields during 2016, the net interest margin in 2016 increased due to a change in our earning asset mix. During 2016, a larger percentage of our earning assets was invested in loans and investment securities, and we experienced a decrease in cash balances in other banks, our lowest-yielding asset. This change in earning asset mix, along with higher balances of noninterest-bearing deposits, contributed to our increased net interest margin during 2016. During 2016, noninterest-bearing deposits averaged $396.9 million, compared to $269.0 million during 2015, an increase of $127.9 million, or 47.6%.

Interest-earning assets averaged $1.63 billion for 2016, compared to $1.22 billion for 2015, an increase of $410.5 million, or 33.7%. The yield on average interest-earning assets increased by 8 basis points to 4.60% during 2016, compared to 4.52% for 2015. The yield on earning assets increased despite a decreased yield on loans during 2016. During 2016, loan yields decreased by 11 basis points to 5.06%. The decrease in loan yield was primarily attributable to the fact that rates on maturing loans have been generally higher than rates on new or renewed loans and that factored receivables, which earn a higher yield than traditional loans, represented a lower proportion of our total loans in 2016.

Interest-bearing liabilities averaged $1.14 billion for 2016, compared to $877.1 million for 2015, an increase of $267.5 million, or 30.5%. The average rate paid on interest-bearing liabilities was 0.64% for 2016, compared to 0.55% for 2015. Each category of interest-bearing liabilities has experienced small rate increases with the exception of interest-bearing transaction accounts, which experienced a slight rate decrease. The rate increase on deposit accounts is due to the effect of rate increases that occurred in late 2016 and the impact of the inherited deposits of Reunion. The Reunion deposits generally had higher rates than our existing deposits. Also contributing to the increased interest-bearing liability costs for 2016 is our subordinated debt issuance in May 2016. The increase in average interest-bearing liabilities and 9 basis point increase in the rate paid on total interest-bearing liabilities increased our total interest expense by $2.6 million in 2016 to $7.4 million.

Comparison of net interest income for the years ended December 31, 2015 and 2014

Net interest income increased by $21.6 million, or 75.6%, to $50.0 million for the year ended December 31, 2015, compared to $28.5 million for 2014. The increase was due to an increase in interest income of $23.5 million, resulting from higher levels of loan volume, which was partially offset by a $1.9 million increase in interest expense. The increase in interest income was primarily due to a 60.9% increase in average loans outstanding during 2015 compared to 2014. The resulting net interest margin for 2015 rose to 4.10%, from 3.75% during 2014. The net interest margin in 2015 benefited from increased loan yields and much higher loan volume, as well as an increase in noninterest-bearing deposits. During 2015, noninterest-bearing deposits averaged $269.0 million, compared to $150.0 million during 2014, an increase of $119.0 million, or 79.3%.

Interest-earning assets averaged $1.22 billion for 2015, compared to $759.5 million for 2014, an increase of $460.3 million, or 60.6%. The yield on average interest-earning assets increased by 38 basis points to 4.52% during 2015, compared to 4.14% for 2014. The yield on earning assets increased primarily due to an increased yield on loans during 2015. During 2015, loan yields increased by 49 basis points to 5.17%. The increase in loan yields was due to higher yields on the acquired portfolios of United and Reunion and to the factored receivables purchased from and originated by CBI. These factored receivables were generally much higher-yielding assets than the assets in our traditional loan portfolio. The yield on the factored receivables varied but was approximately 15% in 2015. CBI contributed an average loan balance of $74.0 million for the year ended December 31, 2015.

Interest-bearing liabilities averaged $877.1 million for 2015, compared to $563.7 million for 2014, an increase of $313.5 million, or 55.6%. The average rate paid on interest-bearing liabilities was 0.55% for 2015, compared to 0.51% for 2014. Each category of deposits experienced small rate increases, with the exception of interest-bearing demand deposits, which experienced a slight rate decrease. The rates paid by United and Reunion were slightly higher than rates on our non-acquired deposit base. The increase in average interest-bearing liabilities and 4 basis point increase in the rate paid on total interest-bearing liabilities increased our total interest expense by $1.9 million in 2015 to $4.8 million.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Year Ended December 31,
(Dollars in thousands)	2016 vs. 2015			2015 vs. 2014
	Variance due to			Variance due to
Interest-earning assets	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Loans	$19,553	(1,143)	18,410	19,525	3,412	22,937
Mortgage loans held-for-sale	111	(7)	104	15	(40)	(25)
Securities:
Taxable securities	974	(315)	659	(130)	106	(24)
Tax-exempt securities	558	(25)	533	516	(44)	472
Cash balances in other banks	(112)	330	218	224	98	322
Total interest-earning assets	$21,084	(1,160)	19,924	20,150	3,532	23,682

Interest-bearing liabilities
Interest-bearing transaction accounts	$103	(25)	78	133	(21)	112
Savings and money market deposits	795	277	1,072	606	175	781
Time deposits	481	142	623	983	51	1,034
Federal Home Loan Bank advances and other borrowed money	(383)	235	(148)	(1)	1	-
Subordinated debt	960	-	960	-	-	-
Total interest-bearing liabilities	$1,956	629	2,585	1,721	206	1,927

Net interest income
Net interest income (taxable equivalent)	19,128	(1,789)	17,339	18,429	3,326	21,755
Taxable equivalent adjustment	169	37	206	94	85	179
Net interest income	$18,959	(1,826)	17,133	18,335	3,241	21,576

Provision for Loan Losses

During the year ended December 31, 2016, we recorded a provision for loan losses of $3.2 million, compared to $1.1 million during the year ended December 31, 2015 and $978 thousand during the year ended December 31, 2014. The provision expense for 2016 was primarily attributable to growth in our overall loan portfolio, specifically our “real estate-mortgage” portfolio and uncertainty in the national and international economies and the impact on our local markets. We also incurred net charge-offs of $923 thousand in the factored receivables portfolio that required provision expense during 2016. The provision expense for 2015 was primarily related to the “real estate-mortgage” and “construction” portfolios, and the 2014 provision expense was related to our factored receivables and related risk of loss at CBI.

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses (which is a charge to earnings) and loan recoveries, and is decreased by charge-offs. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated and an impairment is deemed necessary, the impaired portion of the loan amount is generally charged off. As of December 31, 2016, none of our allowance is related to impaired loans.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

 NONINTEREST INCOME

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Service charges and fees on deposit accounts	$2,019	1,288	714
Mortgage origination and fee income	6,975	5,278	3,752
Merchant sponsorship revenue	2,168	861	-
Income from bank-owned life insurance	810	433	242
Wealth management fees	49	53	58
Gain (loss) on sale of other real estate	244	(24)	13
Loss on sale of investments	-	-	(33)
Other noninterest income	1,691	570	286
Total noninterest income	$13,956	8,459	5,032

Noninterest income for the years ended December 31, 2016 and 2015 was $14.0 million and $8.5 million, respectively. Each category of noninterest income (except for wealth management fees) increased during 2016.

Mortgage division income increased by $1.7 million during 2016 and totaled $7.0 million for the year, compared to $5.3 million during 2015. Mortgage division production totaled $322.9 million during 2016, compared to $281.7 million during the year ended December 31, 2015, which led to the increased mortgage division income. During the year ended December 31, 2015, refinance activity accounted for approximately 22.2% of production volume, compared to approximately 26.6% during 2016. The increased volume during 2016 is a result of our continued expansion of our mortgage division in our Florida markets and overall growth in this division as we add new originators in our markets. During 2016, we began to originate a portion of our mortgage loans on a mandatory delivery basis. Prior to 2016, we originated mortgage loans on a best efforts basis only. In connection with this transition, we elected to value our mortgage loans held-for-sale at fair value. This change created a one-time adjustment to mortgage division income and increased revenue by $268 thousand during 2016.

 Merchant sponsorship revenue totaled $2.2 million during the year ended December 31, 2016, compared to $861 thousand during the year ended December 31, 2015. We entered this business line during the second quarter of 2015, so the increase during 2016 represents a full year of activity, as well as growth in the volume in this business.

Service charges and fees on deposit accounts increased by $731 thousand to $2.0 million for 2016. This increase was primarily a result of the impact of a full year of revenue attributable to Reunion. We have also experienced an increase in the number of our deposit accounts as we continue to gain momentum in our markets.

During the year ended December 31, 2016, we recorded income from bank-owned life insurance totaling $810 thousand, compared to $433 thousand during the year ended December 31, 2015. The increase during 2016 is due to an additional investment in bank-owned life insurance during the fourth quarter of 2015 and the impact of the bank-owned life insurance acquired in the Reunion transaction.

During the year ended December 31, 2016, we recorded gains on the sale of other real estate totaling $244 thousand. During the year ended December 31, 2015, we had a loss of $24 thousand on such sales.

Other noninterest income increased by $1.1 million and totaled $1.7 million during the year ended December 31, 2016. Most of the increase was attributable to non-recurring income such as litigation claims and lawsuit settlements, rental income on other real estate and fees from cancellation of interest rate swaps.

Noninterest income for the years ended December 31, 2015 and 2014 was $8.5 million and $5.0 million, respectively. The primary reason for the increase in noninterest income in 2015 was higher revenue from the mortgage division. Mortgage division income increased by $1.5 million during 2015 and totaled $5.3 million for the year, compared to $3.8 million during 2014. Mortgage division production totaled $281.7 million during 2015, compared to $207.3 million during the year ended December 31, 2014, which led to the increased mortgage division income. During the year ended December 31, 2014, refinance activity accounted for approximately 17.6% of production volume, compared to approximately 22.2% during 2015. Merchant sponsorship revenue totaled $861 thousand during the year ended December 31, 2015, and there was no corresponding revenue for 2014, since we entered this business line during 2015. Service charges and fees on deposit accounts increased by $574 thousand to $1.3 million for 2015. This increase was a result of the impact of a full year of revenue attributable to United and two months of revenue attributable to Reunion. We also experienced an increase in the number of our deposit accounts as we continue to gain momentum in our markets.

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

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Salaries and employee benefits	$27,735	21,364	13,379
Commission-based compensation	4,091	3,744	2,136
Occupancy and equipment expense	4,640	3,584	1,944
Data processing expenses	2,425	1,887	1,169
Advertising and marketing expenses	705	441	344
Legal fees	646	652	685
FDIC insurance assessments	1,000	805	494
Property and casualty insurance premiums	574	594	376
Accounting and audit expenses	962	978	508
Consulting and other professional expenses	958	894	270
Telecommunications expenses	559	539	275
Other real estate owned, repossessed asset and other collection expenses	331	528	154
Core deposit intangible amortization	756	508	18
Other noninterest expense	3,697	3,727	1,701
Total noninterest expense	$49,079	40,245	23,453

Noninterest expense for the years ended December 31, 2016 and 2015 was $49.1 million and $40.2 million, respectively. The inclusion of Reunion in our results of operations accounted for approximately $5.4 million of the $8.8 million increase in noninterest expense recorded during the year ended December 31, 2016.

The largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits expense and commission-based compensation expense. Salaries continue to increase as we expand our presence in our markets. In May 2016, we opened a loan production office in Atlanta, Georgia, which contributed to the increase in salaries and employee benefits expense during the year ended December 31, 2016. Higher incentive compensation accruals, based on higher levels of net income, also contributed to the increase in salaries and employee benefits during 2016. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at Corporate Billing. During the year ended December 31, 2016, higher levels of revenue for the mortgage division contributed to the increased commission-based compensation expense. Additionally, salaries and benefits expense and commission-based compensation expense for Reunion’s employees contributed approximately $3.3 million of the $6.7 million increase in salaries and employee benefits expense and commission-based compensation expense recorded during 2016 compared to 2015.

Most categories of noninterest expense increased (although a few experienced slight decreases) during the year ended December 31, 2016. This was largely a result of the additional expenses associated with the operations of Reunion and other recent acquisitions and the fact that we are a larger company as a result of the recent acquisitions and organic growth. Occupancy and equipment expense increased by 29.5% in 2016 compared to 2015, primarily due to the inclusion of a full year of expenses relating to the operation of the acquired Reunion banking offices. In addition, as we expand our franchise in our markets, we anticipate that other noninterest expenses will continue to grow.

Noninterest expense for the years ended December 31, 2015 and 2014 was $40.2 million and $23.5 million, respectively. The inclusion of United, CBI and Reunion in our results of operations accounted for approximately $11.2 million of the $16.8 million increase in noninterest expense recorded during the year ended December 31, 2015.

In April 2014, we opened a loan production office (which we later converted to a full-service branch in November 2014) in Vero Beach, Florida, which contributed to the increase in salaries and employee benefits expense during the year ended December 31, 2015. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at CBI. The higher levels of revenue for the mortgage division contributed to the increased commission-based compensation expense during the year ended December 31, 2015.   Additionally, salaries and benefits expense for CBI’s, United’s and Reunion’s employees contributed approximately $7.0 million of the combined $9.6 million increase in salaries and employee benefits expense and commission-based compensation expense recorded during the year ended December 31, 2015.

Each category of noninterest expense increased during the year ended December 31, 2015 compared to the year ended December 31, 2014. This was largely a result of the additional expenses associated with the operations of CBI, United and Reunion. Also, accounting and other professional services expenses increased during the year ended December 31, 2015 in connection with merger-related activities, our initial public offering in March 2015 and costs associated with being a public company.

Income Tax Provision

Income tax expense of $9.4 million, $5.5 million and $3.2 million was recognized during the years ended December 31, 2016, 2015 and 2014, respectively. The increase in income tax expense during each year was due to an increase in pre-tax income. The effective tax rate for 2016, 2015 and 2014 was 32.6% (34.5% including the minority interest), 31.9% (36.3% including the minority interest) and 34.8% (36.9% including the minority interest), respectively. Our effective tax rate generally is expected to increase with higher levels of taxable income. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at December 31, 2016, 2015 and 2014

Overview

Our total assets increased by $187.4 million, or 10.6%, from $1.76 billion at December 31, 2015 to $1.95 billion at December 31, 2016. Loans increased by $166.1 million, or 12.6%, from $1.32 billion at December 31, 2015 to $1.49 billion at December 31, 2016. Our total investment securities increased by $18.8 million, or 23.3%, from $80.9 million at December 31, 2015 to $99.7 million at December 31, 2016.

Deposits at December 31, 2016 totaled $1.67 billion, an increase of $153.3 million compared to December 31, 2015. Deposit growth is a point of emphasis with our banking officers.

Our total assets increased by $624.9 million, or 54.9%, from $1.14 billion at December 31, 2014, to $1.76 billion at December 31, 2015. Loans increased by $430.7 million, or 48.5%, from $888.7 million at December 31, 2014 to $1.32 billion at December 31, 2015. Total assets and loans at December 31, 2015 included assets and loans of Reunion, which we acquired on October 31, 2015. At December 31, 2015, the assets and loans attributable to Reunion totaled $319.0 million and $275.8 million, respectively.

Deposits at December 31, 2015 totaled $1.51 billion, an increase of $543.4 million compared to December 31, 2014. Our deposits increased during 2015 due to the acquisition of Reunion and the successful business development efforts of our employees as we continue to move banking relationships from other financial institutions. For several years, the Bank has benefited from excess liquidity in the financial markets, as investors have been unwilling to make long-term investments due to the low interest rate environment and have elected to maintain cash in interest-bearing transaction and money market accounts. At December 31, 2015, the deposits attributable to Reunion totaled $325.5 million.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $1.40 billion during the year ended December 31, 2016, or 85.7% of average earning assets, compared to $1.01 billion, or 83.0% of average earning assets, for the year ended December 31, 2015. At December 31, 2016, total loans, net of unearned income, were $1.49 billion, compared to $1.32 billion at December 31, 2015, an increase of $166.1 million, or 12.6%.

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

The organic, or non-acquired, growth in our loan portfolio is attributable to our ability to attract new customers from other financial institutions. We have also been successful in building banking relationships with new customers in all of the markets that we serve. We have hired several new bankers in our markets, and these employees have been successful in transitioning their former clients and new clients to the Bank. Our bankers are expected to be involved in their communities and to maintain business development efforts to foster relationships with clients, and our philosophy is to be responsive to customer needs by providing decisions in a timely manner. In addition to our business development efforts, many of the markets in which we operate have shown signs of economic recovery over the past few years, which has increased demand for the services that we provide.

The table below provides a summary of the loan portfolio composition as of the periods indicated.

 COMPOSITION OF LOAN PORTFOLIO

	As of December 31,
(Dollars in thousands)	2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Construction, land development, and other land loans	$155,813	10.49%	$152,862	11.58%	$83,663	9.41%
Secured by farmland	15,036	1.01	7,455	0.56	1,842	0.21
Secured by 1-4 family residential properties	387,342	26.07	333,761	25.29	221,222	24.88
Secured by multifamily (5 or more) residential properties	47,060	3.17	31,128	2.36	23,420	2.63
Secured by nonfarm nonresidential properties	606,776	40.83	509,212	38.58	330,784	37.20
Loans secured by real estate	1,212,027	81.57	1,034,418	78.37	660,931	74.33
Commercial and industrial loans	150,268	10.11	171,160	12.97	113,788	12.80
Factored commercial receivables	83,901	5.65	67,628	5.12	82,600	9.29
Consumer loans	19,060	1.28	21,116	1.60	13,962	1.57
Other loans	20,717	1.39	25,572	1.94	17,869	2.01
Total gross loans	1,485,973	100.00%	1,319,894	100.00%	889,150	100.00%
Unearned income	(489)		(480)		(429)
Total loans, net of unearned income	1,485,484		1,319,414		888,721
Allowance for loan losses	(12,113)		(9,842)		(9,802)
Total net loans	$1,473,371		$1,309,572		$878,919

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

The principal component of our loan portfolio is loans secured by real estate. At December 31, 2016, this category totaled $1.21 billion and represented 81.6% of the total loan portfolio, compared to $1.03 billion, or 78.4%, and $660.9 million, or 74.3%, of the total loan portfolio at year end 2015 and 2014, respectively.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $97.6 million, or 19.2%, to $606.8 million at December 31, 2016, compared to $509.2 million at December 31, 2015. Commercial mortgage loans increased by $178.4 million, or 53.9%, to $509.2 million at December 31, 2015, compared to $330.8 million at December 31, 2014. Excluding the acquired Reunion loans, commercial mortgage loans increased by $51.6 million, or 15.6%, during 2015. At December 31, 2014, commercial mortgage loans totaled $330.8 million. Commercial mortgage loans are the single largest category of loans, and, at December 31, 2016, accounted for 40.8% of the portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally comprised a large portion of our loan portfolio.

The following table provides a summary of our non-owner occupied commercial mortgage loans as of the periods indicated.

	As of December 31,
(Dollars in thousands)	2016	2015	2014
Office	$101,639	81,543	67,173
Retail	131,807	114,841	29,103
Industrial/Warehouse	32,608	32,412	74,424
Other	86,623	65,395	27,958
Total	$352,677	294,191	198,658

Residential mortgage loans increased by $53.6 million, or 16.1%, to $387.3 million at December 31, 2016, compared to $333.8 million at December 31, 2015. Residential mortgage loans increased by $112.5 million, or 50.9%, to $333.8 million at December 31, 2015, compared to $221.2 million at December 31, 2014. Excluding the acquired Reunion loans, residential mortgage loans increased by $55.7 million, or 25.2%, during 2015. At December 31, 2016, 2015 and 2014, residential mortgages accounted for 26.1%, 25.3% and 24.9%, respectively, of the entire loan portfolio. Our residential mortgage loan portfolio continues to grow as rates on residential mortgage loans remain historically low and housing activity is relatively strong in our markets, leading to higher origination activity for mortgage loans.

Real estate construction loans totaled $155.8 million at December 31, 2016, an increase $2.9 million, or 1.9%, compared to $152.9 million at December 31, 2015. During the year ended December 31, 2015, these loans increased by $69.2 million, or 82.7%, compared to $83.7 million at December 31, 2014. Excluding the acquired Reunion loans, real estate construction loans increased by $45.2 million, or 54.0%, during 2015. At December 31, 2016, 2015 and 2014, this loan type accounted for 10.5%, 11.6% and 9.4%, respectively, of our total loan portfolio.

Commercial and industrial loans totaled $150.3 million at December 31, 2016, compared to $171.2 million at December 31, 2015, a decline of $20.9 million. The decline in commercial and industrial loans during 2016 is due to several factors, including reduced line usage by borrowers, loan paydowns, and loan payoffs. Although we have experienced a decline in outstanding loan balances, in most cases, the customer relationship still exists. The decline is relatively evenly distributed across our primary markets. During the year ended December 31, 2015, commercial and industrial loans increased by $57.4 million. Excluding the acquired Reunion loans, commercial and industrial loans increased by $21.3 million, or 18.7%, during 2015. At December 31, 2016, 2015, and 2014, this loan type accounted for 10.1%, 13.0% and 12.8%, respectively, of our total loan portfolio.

Factored commercial receivables totaled $83.9 million at December 31, 2016, compared to $67.6 million at December 31, 2015. This balance fluctuates based on several variables, such as when receivables are purchased and when and how quickly payments are received. A lower balance at a period end does not necessarily mean less purchase activity during the period, nor does a higher balance at period end necessarily mean more purchase activity during the period. During the years ended December 31, 2016, 2015 and 2014, we purchased factored commercial receivables of $705.9 million, $718.5 million and $745.4 million, respectively.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our loans maturing within specific intervals at December 31, 2016.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one
	One year	year through	Over
(Dollars in thousands)	or less	five years	five years	Total
Construction, land development and other land loans	$88,983	54,807	12,023	155,813
Secured by farmland	2,435	9,486	3,115	15,036
Secured by 1-4 family residential properties	60,482	170,649	156,211	387,342
Secured by multifamily (5 or more) residential properties	11,009	33,020	3,031	47,060
Secured by nonfarm nonresidential properties	96,397	395,418	114,961	606,776
Loans secured by real estate	259,306	663,380	289,341	1,212,027
Commercial and industrial loans	77,160	54,732	18,376	150,268
Factored commercial receivables	83,901	-	-	83,901
Consumer loans	9,843	7,898	1,319	19,060
Other loans	9,561	5,849	5,307	20,717
Total gross loans and leases	$439,771	731,859	314,343	1,485,973

	Predetermined	Floating
	rates	rates	Total

Maturing after one year but within five years	$404,200	327,659	731,859
Maturing after five years	85,399	228,944	314,343
	$489,599	556,603	1,046,202

The information presented in the table above is based on the contractual maturities of the individual loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms at their maturity. Consequently, we believe that this treatment presents fairly the maturity structure of the loan portfolio.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets and as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base upon which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature, they are used to meet current cash needs, or they are reinvested to maintain our desired liquidity position. We have designated a portion of our securities as available-for-sale to provide flexibility in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers the flexibility that we need to manage our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. Securities available-for-sale are reported at fair value, with unrealized gains or losses reported as a separate component of other comprehensive income, net of related deferred taxes. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities. We have elected to classify a portion of our investment security portfolio as held-to-maturity, as we have the ability and intent to hold these securities until maturity. These securities are carried at amortized cost on our balance sheet.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2016, 2015 and 2014.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of December 31,
(Dollars in thousands)	2016		2015		2014
	Cost	Market	Cost	Market	Cost	Market
U.S. Treasury securities	$-	-	-	-	1,501	1,501
U.S. Government agency obligations (excluding mortgage-backed securities)	3,653	3,617	-	-	-	-
Securities issued by states and political subdivisions	4,406	4,523	4,407	4,679	4,408	4,681
Residential mortgage pass-through securities	38,946	39,148	48,155	48,726	27,723	28,750
Other asset-backed securities	25,991	26,092	-	-	-	-
Total investment securities available-for-sale	$72,996	73,380	52,562	53,405	32,131	33,431

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of December 31,
(Dollars in thousands)	2016		2015		2014
	Cost	Market	Cost	Market	Cost	Market
Securities issued by states and political subdivisions	$21,308	20,900	21,361	21,762	-	-
Residential mortgage pass-through securities	5,021	4,994	6,097	6,081	-	-
Total investment securities held-to-maturity	$26,329	25,894	27,458	27,843	-	-

The following table shows the scheduled maturity and average yields of our securities at December 31, 2016.

AVAILABLE-FOR-SALE INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

(Dollars in thousands)	Within one year		After one but within five years		After five but within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agency obligations (excluding mortgage-backed securities)	$-	-%	$-	-%	$-	-%	$3,617	0.95%	$-	-%
Securities issued by states and political subdivisions	-	-	-	-	1,064	3.83	3,459	3.81	-	-
Other asset-backed securities	-	-	-	-	-	-	-	-	26,092	2.96
Residential mortgage pass-through securities	-	-	-	-	-	-	-	-	39,148	1.99
Total investment securities available-for-sale	$-	-%	$-	-%	$1,064	3.83%	$7,076	2.35%	$65,240	2.38%

HELD-TO-MATURITY INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

(Dollars in thousands)	Within one year		After one but within five years		After five but within ten years		After ten years		Other securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities issued by states and political subdivisions	$-	-%	$-	-%	$750	2.50%	$20,558	2.99%	$-	-%
Residential mortgage pass-through securities	-	-	-	-	-	-	-	-	5,021	1.22
Total investment securities held-to-maturity	$-	-%	$-	-%	$750	2.50%	$20,558	2.99%	$5,021	1.22%

We invest primarily in mortgage-backed securities, municipal securities, and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Governmental National Mortgage Association. During the year ended December 31, 2016, we elected to use a portion of our balance sheet liquidity to invest $3.8 million in a United States government agency obligation, $25.9 million in other asset-backed securities, and $25.0 million in a short-term treasury bill that matured during 2016. Each of these securities was classified as available-for-sale.

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

We incorporate the data from the allowance calculation with interim changes to that data in our ongoing determination of the allowance for loan losses. We then take into consideration other factors that may support an allowance in excess of required minimums. These factors include systems changes, historically high loan growth, concentrations in certain loan types and in certain lending relationships, changes in the economy and company management and lending practices at the time at which the loans were made. We believe that the data that we use in determining the allowance for loan losses is sufficient to estimate the potential losses in the loan portfolio; however, actual results could differ from management’s estimates.

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

ALLOWANCE FOR LOAN LOSSES

	As of and for the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Total loans oustanding, net of unearned income	$1,485,484	1,319,414	888,721
Average loans oustanding, net of unearned income	$1,397,681	1,011,921	629,040
Allowance for loan losses at beginning of period	$9,842	9,802	9,119
Charge-offs:
Loans secured by real estate	53	1,402	429
Commercial and industrial loans	-	27	-
Factored receivables	2,331	2,316	656
Consumer loans	197	164	-
All other loans	16	4	3
Total charge-offs	2,597	3,913	1,088
Recoveries:
Loans secured by real estate	123	851	72
Commercial and industrial loans	67	33	15
Factored receivables	1,408	1,905	633
Consumer loans	13	5	21
All other loans	9	46	52
Total recoveries	1,620	2,840	793
Net charge-offs	977	1,073	295
Provision for loan losses	3,248	1,113	978
Allowance for loan losses at period end	$12,113	9,842	9,802

Allowance for loan losses to period end loans	0.82%	0.75%	1.10%

Net charge-offs to average loans	0.07%	0.11%	0.05%

The table above does not include the allowances of United or Reunion that were established prior to the respective dates of acquisition of these banks. In accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, United’s and Reunion’s allowances for loan losses were not brought forward at acquisition; instead, the acquired loans were recorded at fair value, and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At December 31, 2016, United’s and Reunion’s combined acquired loan portfolios totaled $325.5 million and had an aggregate related non-accretable difference of $5.0 million and an aggregate accretable discount of $2.9 million.

For the acquired loan portfolio, the allowance is determined for each loan pool and compared to the remaining discount for that pool. If the allowance amount calculated under the Company’s methodology is greater than the Company’s remaining discount, this amount is added to the reported allowance through a provision for loan losses. If the allowance amount calculated under the Company’s methodology is less than the Company’s recorded discount, no additional allowance or provision is recognized. Our analysis indicates that no additional allowance is necessary on our acquired loan portfolio as of December 31, 2016.

Overall, asset quality indicators have remained stable or improved for the traditional bank portfolio during the year ended December 31, 2016. During 2016, we recorded provision expense of $3.2 million due to Corporate Billing’s net charge-offs of $923 thousand, continued loan growth in certain loan segments, and uncertainty in the national and international economies and the resulting impact on our local markets. Provision expense related to our real estate mortgage portfolio totaled $2.9 million during 2016 due to a combination of overall growth in the segment and our concentration in this portfolio. Although we experienced net recoveries for this loan type during 2016, the growth in our real estate mortgage loan portfolio and our concentration in such loans led to the 2016 provision expense for this segment. During the year ended December 31, 2015, we recorded provision expense of $1.1 million. During the fourth quarter of 2014, we identified a factoring relationship that posed significant credit risk and required additional provision expense. During the year ended December 31, 2014, we recorded provision expense of $978 thousand related to this exposure and other risks in the factored receivables portfolio.

Allocation of Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
(Dollars in thousands)	2016		2015		2014
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$1,588	11.51%	$1,345	14.91%	$1,523	14.81%
Factored receivables	500	5.65	500	5.12	955	9.29
Real estate - mortgage	8,465	71.07	5,525	66.79	5,047	64.92
Real estate - construction	1,369	10.49	1,412	11.58	647	9.41
Consumer	191	1.28	236	1.60	562	1.57
Unallocated	-	-	824	-	1,068	2.01
	$12,113	100.00%	$9,842	100.00%	$9,802	100.00%

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

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	As of December 31,
(Dollars in thousands)	2016	2015	2014
Nonaccrual loans	$2,837	3,695	4,865
Loans past due 90 days or more and still accruing	581	252	297
Total nonperforming loans	3,418	3,947	5,162
Other real estate and repossessed assets	2,068	3,965	1,380
Total nonperforming assets	$5,486	7,912	6,542
Allowance for loan losses to period-end loans	0.82%	0.75%	1.10%
Allowance for loan losses to period-end nonperforming loans	354.39	249.35	189.89
Net charge-offs to average loans	0.07	0.11	0.05
Nonperforming assets to period-end loans and foreclosed property and repossessed assets	0.37	0.60	0.73
Nonperforming loans to period-end loans	0.23	0.30	0.58

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

Total nonperforming assets decreased by $2.4 million to $5.5 million at December 31, 2016, from $7.9 million at December 31, 2015. Included in nonperforming assets at December 31, 2016 are acquired nonaccrual loans of $2.8 million. Excluding the acquired nonperforming assets, nonperforming assets decreased by $1.6 million and totaled $2.7 million at December 31, 2016. Asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of December 31,
(Dollars in thousands)	2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$429,030	25.73%	$382,946	25.29%	$217,643	22.41%
Interest-bearing demand	262,261	15.73	202,649	13.38	154,816	15.94
Savings and money market	703,289	42.17	611,887	40.40	392,394	40.41
Time less than $100k	64,073	3.84	87,069	5.75	74,367	7.66
Time equal to or greater than $100k and less than $250k	73,028	4.38	85,151	5.62	46,538	4.79
Time equal to or greater than $250k	136,029	8.15	144,756	9.56	85,302	8.79
Total deposits	$1,667,710	100.00%	$1,514,458	100.00%	$971,060	100.00%

Total deposits were $1.67 billion at December 31, 2016, an increase of $153.3 million from December 31, 2015. During 2015, deposits increased $543.4 million, or 56.0%. Excluding the assumed Reunion deposits, deposits increased by $265.7 million, or 27.4%, during 2015.

The following table details the maturities of time deposits greater than $100,000 and other time deposits. Other time deposits include brokered certificates of deposit and internet certificates of deposit. Large certificate of deposit customers and brokered and internet certificate of deposit customers tend to be more sensitive to interest rate levels.

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE AND OTHER TIME DEPOSITS

	As of December 31, 2016
		Over three	Over one year
	Three months	through	through	Greater than
(Dollars in thousands)	or less	twelve months	three years	three years	Total
Certificates of deposit of $100,000 or more	$22,475	113,324	35,832	30,744	202,375
Other time deposits	8,956	10,069	11,606	1,486	32,117
Total	$31,431	123,393	47,438	32,230	234,492

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $7.0 million at December 31, 2016 and $22.0 million at each of December 31, 2015 and 2014. During 2016, a $15.0 million advance matured. We have not initiated any additional borrowings from the FHLB since 2012. We have access to brokered deposits and issued $48.9 million in brokered deposits during 2014 to fund a portion of the CBI acquisition. We had brokered deposits of $25.4 million, $38.9 million and $48.9 million at December 31, 2016, 2015 and 2014, respectively. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit with maturities of three to five years at rates that are lower than we would offer in our local market, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificate of deposit balances of $6.7 million, $12.3 million and $14.0 million at December 31, 2016, 2015 and 2014, respectively.

On May 19, 2016, we completed an underwritten public offering of $25 million of our unsecured 6.0% Fixed-to-Floating Rate Subordinated Notes due June 1, 2026 (the “Notes”). The Notes bear interest at a fixed rate of 6.0% per year, from, and including, May 19, 2016, to, but excluding, June 1, 2021. On June 1, 2021, the Notes convert to a floating rate equal to three-month LIBOR plus 479 basis points. We may redeem the Notes after June 1, 2021. The Notes are shown as debt on our consolidated financials but are included as regulatory capital when determining certain of our regulatory capital ratios.

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

Cash and cash equivalents at December 31, 2016, 2015 and 2014 were $217.3 million, $212.5 million and $123.4 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2016 to fund loans and to meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS

As of December 31, 2016

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$-	$7,000	$-	$-	$7,000
Subordinated debt	-	-	-	24,500	24,500
Certificates of deposit of less than $100k	41,217	17,324	5,532	-	64,073
Certificates of deposit of $100k or more	137,388	38,883	32,786	-	209,057
Operating leases	1,107	1,292	894	2,574	5,867
Total contractual obligations	$179,712	$64,499	$39,212	$27,074	$310,497

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	As of December 31,
(Dollars in thousands)	2016	2015	2014
Unfunded lines	$337,415	$311,424	$182,820
Letters of credit	11,766	10,206	8,085
Total credit extension commitments	$349,181	321,630	$190,905

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

Another technique used in interest rate management, but to a lesser degree than simulation analysis, is the measurement of the interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets and liabilities, selling securities available-for-sale or trading securities, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability.

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

The following table illustrates our interest rate sensitivity at December 31, 2016, assuming that the relevant assets and liabilities are collected and paid, respectively, based on historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS

As of December 31, 2016

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$720,929	29,453	125,550	252,164	287,062	85,699	1,500,857
Securities	27,831	6,092	5,625	11,435	10,209	38,517	99,709
Cash balances in other banks	181,396	-	-	-	-	-	181,396
Total interest-earning assets	$930,156	35,545	131,175	263,599	297,271	124,216	1,781,962

Interest-bearing liabilities
Interest-bearing transactions accounts	$108,366	6,748	30,369	54,723	28,461	33,594	262,261
Savings and money market deposits	421,075	9,866	44,400	112,393	63,586	51,969	703,289
Time deposits	8,090	30,131	140,386	56,207	38,316	-	273,130
Federal Home Loan Bank and other borrowed money	-	-	-	7,000	-	-	7,000
Subordinated debt	-	-	-	-	24,500	-	24,500
Total interest-bearing liabilities	$537,531	46,745	215,155	230,323	154,863	85,563	1,270,180

Interest sensitivity gap
Period gap	$392,625	(11,200)	(83,980)	33,276	142,408	38,653	511,782
Cumulative gap	392,625	381,425	297,445	330,721	473,129	511,782
Cumulative gap - Rate-Sensitive Assets/Rate-Sensitive Liabilities	22.03%	21.40	16.69	18.56	26.55	28.72

(1) Includes mortgage loans held-for-sale

We generally benefit from an increase in market interest rates when we have an asset-sensitive gap (a positive number) and generally benefit from a decrease in market interest rates when we have a liability-sensitive gap (a negative number). As shown in the table above, we are asset-sensitive on a cumulative basis throughout all timeframes presented. The interest sensitivity analysis presents only a static view of the timing and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short timeframe, but those are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. For this and other reasons, we rely more on the simulation analysis (as described above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

MARKET RISK

	Impact on Net Interest Income
	As of December 31,
Change in prevailing interest rates	2016	2015	2014
+400 basis points	22.37%	21.26%	20.42%
+300 basis points	16.79	15.89	15.10
+200 basis points	11.20	10.48	9.54
+100 basis points	5.51	5.08	4.21
0 basis points	-	-	-
-100 basis points	(5.31)	(3.85)	(1.23)
-200 basis points	(11.75)	(8.95)	(4.58)
-300 basis points	(16.32)	(13.17)	(6.83)
-400 basis points	(20.19)	(16.96)	(7.61)

Capital Resources

Total shareholders’ equity attributable to us at December 31, 2016 was $229.7 million, or 11.8% of total assets. At December 31, 2015, total shareholders’ equity attributable to us was $209.3 million, or 11.9% of total assets. The increase in total shareholders’ equity for 2016 was attributable to our net income, share-based compensation and the exercise of stock options and issuance of performance shares.

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

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures, such as common equity Tier 1 capital, Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well−capitalized” institution, as that term is defined by the Bank’s regulators. As of December 31, 2016, the Bank was “well-capitalized” under the regulatory framework for prompt corrective action.

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

The table below calculates and presents regulatory capital based on the new regulatory capital ratio requirements under Basel III that became effective on January 1, 2015, as well as the regulatory capital ratios in effect on December 31, 2014. As of January 1, 2016, an additional capital conservation buffer has been added to the minimum requirements for capital adequacy purposes, subject to a three-year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The ratios for the Company and Bank are currently sufficient to satisfy the fully phased-in conservation buffer.

The following table sets forth selected consolidated capital ratios at December 31, 2016, 2015 and 2014 for both NBC and NCC. Capital ratios with respect to United Legacy Bank are shown for December 31, 2014 only. United Legacy Bank was acquired in December 2014 and then was merged with and into NBC on February 28, 2015.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$208,664	13.90%	$120,102	8.00%	N/A	N/A
NBC	$178,150	11.88%	$120,007	8.00%	$150,008	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$90,076	6.00%	N/A	N/A
NBC	$166,037	11.07%	$90,005	6.00%	$120,007	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$67,557	4.50%	N/A	N/A
NBC	$166,037	11.07%	$67,504	4.50%	$97,506	6.50%
Tier 1 Capital (to Average Assets)
NCC	$172,051	9.57%	$71,909	4.00%	N/A	N/A
NBC	$166,037	9.25%	$71,822	4.00%	$89,777	5.00%

As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$161,023	11.91%	$108,178	8.00%	N/A	N/A
NBC	$151,386	11.21%	$108,085	8.00%	$135,106	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$151,181	11.18%	$81,134	6.00%	N/A	N/A
NBC	$141,544	10.48%	$81,064	6.00%	$108,085	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$151,181	11.18%	$60,850	4.50%	N/A	N/A
NBC	$141,544	10.48%	$60,798	4.50%	$87,819	6.50%
Tier 1 Capital (to Average Assets)
NCC	$151,181	9.68%	$62,501	4.00%	N/A	N/A
NBC	$141,544	9.05%	$62,575	4.00%	$78,219	5.00%

As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$106,289	11.75%	$72,387	8.00%	N/A	N/A
NBC	$84,148	11.42%	$58,948	8.00%	$73,685	10.00%
United Legacy Bank	$18,731	11.31%	$13,249	8.00%	$16,561	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$96,487	10.66%	$36,205	4.00%	N/A	N/A
NBC	$74,927	10.16%	$29,499	4.00%	$44,248	6.00%
United Legacy Bank	$18,731	11.31%	$6,625	4.00%	$16,561	6.00%
Tier 1 Capital (to Average Assets)
NCC	$96,487	10.68%	$36,137	4.00%	N/A	N/A
NBC	$74,927	8.57%	$34,972	4.00%	$43,715	5.00%
United Legacy Bank	$18,731	8.60%	$8,712	4.00%	$10,890	5.00%

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

Item 8.     Financial Statements and Supplementary Data.

NATIONAL COMMERCE CORPORATION

Consolidated Balance Sheets

December 31, 2016 and 2015

(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets

Cash and due from banks	$35,897	27,173
Interest-bearing deposits with banks	181,396	185,284
Cash and cash equivalents	217,293	212,457

Investment securities held-to-maturity (fair value of $25,894 and $27,843 at December 31, 2016 and December 31, 2015, respectively)	26,329	27,458
Investment securities available-for-sale	73,380	53,405
Other investments	7,879	6,235
Mortgage loans held-for-sale	15,373	15,020

Loans, net of unearned income	1,485,484	1,319,414
Less: allowance for loan losses	12,113	9,842
Loans, net	1,473,371	1,309,572

Premises and equipment, net	31,884	31,432
Accrued interest receivable	4,129	3,510
Bank-owned life insurance	28,034	27,223
Other real estate	2,068	3,965
Deferred tax assets, net	13,486	14,190
Goodwill	50,771	50,686
Core deposit intangible, net	2,032	2,788
Other assets	4,755	5,428
Total assets	$1,950,784	1,763,369

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$429,030	382,946
Interest-bearing demand	262,261	202,649
Savings and money market	703,289	611,887
Time	273,130	316,976
Total deposits	1,667,710	1,514,458

Federal Home Loan Bank advances	7,000	22,000
Subordinated debt	24,500	-
Accrued interest payable	829	627
Other liabilities	13,701	9,648
Total liabilities	1,713,740	1,546,733

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,934,541 and 10,824,969 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	109	108
Additional paid-in capital	205,372	202,456
Retained earnings	24,005	6,152
Accumulated other comprehensive income	249	548
Total shareholders' equity attributable to National Commerce Corporation	229,735	209,264
Noncontrolling interest	7,309	7,372
Total shareholders' equity	237,044	216,636

Total liabilities and shareholders' equity	$1,950,784	1,763,369

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Consolidated Statements of Earnings

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands, except per share data)

	2016	2015	2014
Interest and dividend income:
Interest and fees on loans	$71,225	52,720	29,812
Interest and dividends on taxable investment securities	1,813	1,154	1,178
Interest on non-taxable investment securities	802	466	169
Interest on interest-bearing deposits and federal funds sold	723	505	183
Total interest income	74,563	54,845	31,342

Interest expense:
Interest on deposits	6,127	4,354	2,427
Interest on borrowings	294	442	442
Interest on subordinated debt	960	-	-
Total interest expense	7,381	4,796	2,869
Net interest income	67,182	50,049	28,473
Provision for loan losses	3,248	1,113	978
Net interest income after provision for loan losses	63,934	48,936	27,495

Other income:
Service charges and fees on deposit accounts	2,019	1,288	714
Mortgage origination and fee income	6,975	5,278	3,752
Merchant sponsorship revenue	2,168	861	-
Income from bank-owned life insurance	810	433	242
Wealth management fees	49	53	58
Gain (loss) on other real estate	244	(24)	13
Loss on sale of investment securities available-for-sale	-	-	(33)
Other	1,691	570	286
Total other income	13,956	8,459	5,032

Other expense:
Salaries and employee benefits	27,735	21,364	13,379
Commission-based compensation	4,091	3,744	2,136
Occupancy and equipment	4,640	3,584	1,944
Core deposit intangible amortization	756	508	18
Other	11,857	11,045	5,976
Total other expense	49,079	40,245	23,453
Earnings before income taxes	28,811	17,150	9,074
Income tax expense	9,394	5,476	3,159
Net earnings	19,417	11,674	5,915
Less: Net earnings attributable to noncontrolling interest	1,564	2,069	512
Net earnings attributable to National Commerce Corporation	$17,853	9,605	5,403

Basic earnings per common share	$1.64	1.04	0.92
Diluted earnings per common share	$1.61	1.02	0.91

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2016, 2015 and 201

(In thousands)

	2016	2015	2014
Net earnings	$17,853	9,605	5,403

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investment securities available-for-sale:
Unrealized (losses) gains arising during the period, net of tax of $(160), $(160) and $287, respectvely	(299)	(297)	533
Reclassification adjustment for losses included in net earnings, net of tax of $12 in 2014	-	-	21
Other comprehensive (loss) income	(299)	(297)	554
Comprehensive income	$17,554	9,308	5,957

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands)

					Accumulated
		Non-voting	Additional		Other
	Common	Common	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Stock	Capital	Earnings	Income	Interest	Total
Balance, December 31, 2013	$5,164	566	91,774	(8,856)	291	-	88,939

Share-based compensation expense	-	-	358	-	-	-	358
Net earnings attributable to National Commerce Corporation	-	-	-	5,403	-	-	5,403
Reclassification for Delaware reincorporation	(5,108)	(566)	5,674	-	-	-	-
Exercise of stock options and warrants	1	-	614	-	-	-	615
Sale of common stock, net of offering expenses of $28	2	-	2,970	-	-	-	2,972
Acquisition of United, net of transaction expenses of $272	16	-	30,067	-	-	-	30,083
Initial noncontrolling interest	-	-	-	-	-	6,934	6,934
Net earnings attributable to noncontrolling interest	-	-	-	-	-	512	512
Distributions paid to noncontrolling interest	-	-	-	-	-	(207)	(207)
Share repurchase and retirement	-	-	(2)	-	-	-	(2)
Change in unrealized gain/loss on securities available-for-sale, sale, net of tax	-	-	-	-	554	-	554
Balance, December 31, 2014	75	-	131,455	(3,453)	845	7,239	136,161

Share-based compensation expense	-	-	930	-	-	-	930
Net earnings attributable to National Commerce Corporation	-	-	-	9,605	-	-	9,605
Exercise of stock options	1	-	671	-	-	-	672
Tax benefit resulting from exercise of stock options, net of adjustment	-	-	59	-	-	-	59
Sale of common stock, net of offering expenses of $732	19	-	33,744	-	-	-	33,763
Acquisition of Reunion, net of transaction expenses of $219	13	-	35,597	-	-	-	35,610
Net earnings attributable to noncontrolling interest	-	-	-	-	-	2,069	2,069
Distributions paid to noncontrolling interest	-	-	-	-	-	(1,936)	(1,936)
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	-	(297)	-	(297)
Balance, December 31, 2015	108	-	202,456	6,152	548	7,372	216,636

Share-based compensation expense	-	-	1,226	-	-	-	1,226
Net earnings attributable to National Commerce Corporation	-	-	-	17,853	-	-	17,853
Exercise of stock options and issuance of performance shares	1	-	1,315	-	-	-	1,316
Tax benefit resulting from exercise of stock options and issuance of performance shares, net of adjustment	-	-	375	-	-	-	375
Net earnings attributable to noncontrolling interest	-	-	-	-	-	1,564	1,564
Distributions paid to noncontrolling interest	-	-	-	-	-	(1,627)	(1,627)
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	-	(299)	-	(299)
Balance, December 31, 2016	$109	-	205,372	24,005	249	7,309	237,044

See accompanying notes to consolidated financial statements.

 NATIONAL COMMERCE CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net earnings	$17,853	9,605	5,403
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	3,248	1,113	978
Net earnings attributable to noncontrolling interest	1,564	2,069	512
Depreciation, amortization, and accretion	1,065	1,067	933
Loss on sale of investment securities available-for-sale	-	-	33
(Gain) loss on ineffective portion of fair value hedge derivative	(45)	23	128
Change in mortgage loan derivative	(62)	(86)	(18)
Deferred tax expense	894	1,640	552
Loss on trade or sale of premises and equipment	7	85	1
Share-based compensation expense	1,226	930	358
Income from bank-owned life insurance	(810)	(433)	(242)
(Gain) loss on other real estate	(244)	24	(13)
Other real estate non-cash write downs	-	100	-
Change in:
Mortgage loans held-for-sale	(353)	(5,691)	(2,170)
Other assets and accrued interest receivable	386	12,380	(1,321)
Other liabilities and accrued interest payable	4,753	944	(486)
Net cash provided by operating activities	29,482	23,770	4,648

Cash flows from investing activities (net of effect of business combinations):
Proceeds from calls, maturities, and paydowns of securities available-for-sale	35,429	9,955	5,386
Proceeds from calls, maturities, paydowns of securities held-to-maturity	997	148	-
Proceeds from sale of securities available-for-sale	1,494	-	35,377
Purchases of securities available-for-sale	(57,725)	(12,898)	(1,501)
Purchases of securities held-to-maturity	-	(24,545)	-
Proceeds from sale of other investments	693	702	427
Purchases of other investments	(2,337)	(1,516)	(160)
Net cash (paid) received in acquisitions	-	(4,233)	20,170
Net change in loans	(165,711)	(176,082)	(75,195)
Proceeds from sale of other real estate	2,622	169	65
Investment in bank-owned life insurance	-	(12,051)	-
Proceeds from the sale of premises and equipment	225	49	-
Purchases of premises and equipment	(2,848)	(2,968)	(2,832)
Net cash used by investing activities	(187,161)	(223,270)	(18,263)
Cash flows from financing activities (net of effect of business combinations):
Net change in deposits	153,412	265,768	92,483
Repayment of Federal Home Loan Bank advances	(15,000)	-	(4,874)
Repayment of short-term debt	-	(9,526)	(77,801)
Issuance of subordinated debt	25,000	-	-
Debt offering expenses	(533)	-	-
Cash distribution paid to noncontrolling interests	(1,627)	(1,936)	(207)
Stock repurchase	-	-	(2)
Proceeds from stock offering	-	34,495	3,000
Stock offering expenses	-	(732)	(28)
Stock offering expenses related to acquisition	-	(219)	(272)
Proceeds from exercise of options and warrants	1,263	672	615
Net cash provided by financing activities	162,515	288,522	12,914
Net change in cash and cash equivalents	4,836	89,022	(701)
Cash and cash equivalents at beginning of the period	212,457	123,435	124,136
Cash and cash equivalents at end of the period	$217,293	212,457	123,435

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands)

Supplemental disclosure of cash flow information:	2016	2015	2014
Cash paid during the period for:
Interest	$7,179	4,600	2,914
Income taxes	$7,143	3,545	3,233
Non-cash investing and financing activities:
Change in unrealized (losses) gains on securities available-for-sale, net of tax	$(299)	(297)	554
Transfer of loans to other real estate	$481	3,173	-
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	$-	327,198	307,148
Liabilities assumed in acquisitions	$-	287,136	290,029
Tax benefit resulting from exercise of stock options	$375	59	-

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of National Commerce Corporation (the “Company”) and its wholly-owned banking subsidiary, National Bank of Commerce (“NBC” or the “Bank”) and wholly-owned non-banking subsidiary, National Commerce Risk Management, Inc., a captive insurance company used to insure certain corporate risks. The consolidated financial statements also include the accounts of NBC’s majority-owned subsidiary, CBI Holding Company, LLC (“CBI”), which owns Corporate Billing, LLC (“Corporate Billing”). Corporate Billing is a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. The Bank provides a full range of commercial and consumer banking services throughout Alabama, central and northeast Florida and the Atlanta, Georgia metropolitan area. NBC is primarily regulated by the Office of the Comptroller of Currency (the “OCC”) and undergoes periodic examinations by the OCC. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is also subject to periodic examinations by the Federal Reserve.

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

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), Federal Home Loan Bank (“FHLB”) and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain certain average reserve balances with the FRB or in cash. At December 31, 2016 and 2015, the Company’s reserve requirement was approximately $8,139,000 and $12,218,000, respectively.

Investment Securities

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2016, securities classified as held-to-maturity totaled $26,329,000, and available-for-sale securities totaled $73,380,000. At December 31, 2015, securities classified as held-to-maturity totaled $27,458,000, and available-for-sale securities totaled $53,405,000. No securities were classified as trading securities as of either date.

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

(amounts in tables in thousands, except share and per share data)

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Mortgage Loans Held-for-Sale

Prior to the year ended December 31, 2016, mortgage loans held-for-sale were carried at the lower of cost or market value, and all mortgage loans were delivered on a “best efforts” basis. During the year ended December 31, 2016, the Company began to enter into mandatory delivery of a portion of its residential mortgage loans originated for sale in the secondary market.

In connection with mandatory delivery, the Company elected to record its mortgage loans held-for-sale at fair value. The fair value of committed residential loans held-for-sale is determined by outstanding commitments from investors, and the fair value of uncommitted loans is based on the current delivery prices in the secondary mortgage market. To mitigate the interest rate risk associated with mandatory delivery, the Company enters into forward commitments to sell mortgage-backed securities and records the change in fair value of these derivatives through income.

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

	Useful Life
	(in years)
Building and improvements	10	-	40
Furniture and equipment	5	-	10
Leasehold improvements		18
Computer equipment	3	-	5

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

In determining the initial fair value of purchased loans without evidence of credit deterioration at the date of acquisition management includes an adjustment to reflect an appropriate market rate of interest given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

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

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

To hedge the exposure of changes in interest rates impacting the fair value of loans held for sale and related loan commitments, the Company typically enters into forward sales commitments with its secondary market investors at the time that a loan commitment is granted to lock in the ultimate sale and price of the loan. These commitments are generally on a best-efforts basis. Accordingly, our sales commitment derivative instruments are not considered material. For the loans that are mandatory delivery, in order to mitigate interest rate risk, the Company enters into forward commitments to sell mortgage-backed securities and records the change in fair value of these derivatives through income.

As of December 31, 2016 and 2015, the fair value of the Company’s interest rate lock commitment derivatives was approximately $246,000 and $184,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. The Company recognized income relating to interest rate lock commitment derivatives of $62,000, $86,000, and $18,000 during the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in mortgage origination and fee income in the consolidated statements of earnings.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using a fair value-based method of accounting, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Accumulated Other Comprehensive Income

At December 31, 2016, 2015 and 2014, accumulated other comprehensive income consisted of net unrealized gains on investment securities available-for-sale.

Net Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by dividing net income by the effect of the issuance of potential common shares that are dilutive and by the sum of the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares are excluded from the diluted earnings per share computation and totaled approximately 5,000 during 2014. During 2016 and 2015, there were no anti-dilutive potential common shares.

The reconciliation of the components of basic and diluted earnings per share is as follows:

	2016	2015	2014

Net earnings available to common shareholders	$17,853	9,605	5,403

Weighted average common shares outstanding	10,886,092	9,238,784	5,888,862
Dilutive effect of stock options	111,374	60,823	19,266
Dilutive effect of directors' deferred shares	20,471	10,398	-
Dilutive effect of performance share awards	76,050	85,736	52,071
Diluted common shares	11,093,987	9,395,741	5,960,199

Basic earnings per common share	$1.64	1.04	0.92
Diluted earnings per common share	$1.61	1.02	0.91

Reclassifications

Certain 2015 and 2014 amounts have been reclassified to conform to the presentation used in 2016. These reclassifications had no material effect on the operations, financial condition, or cash flows of the Company.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company expects to early adopt upon the next goodwill impairment test in 2017. ASU No. 2017-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  This update will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  This ASU is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Under the new standard, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The new standard permits companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU No. 2016-09 on January 1, 2017 and elected to recognize forfeitures as they occur. The Company expects adoption of ASU No. 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions; however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise.

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

In January 2016, the FASB issued Accounting Standards Update (ASU) 2016-1, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-1: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately, in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will evaluate the provisions of this ASU to determine the potential impact that the new standard will have on the Company’s consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard was initially effective for public entities for interim and annual reporting periods beginning after December 15, 2016; early adoption was not permitted. However, in August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company is currently performing an overall assessment of revenue streams potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, and merchant income, to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. In addition, the Company continues to follow certain implementation issues relevant to the banking industry, which are still pending resolution. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

(2)	Business Combinations

Reunion Bank of Florida

On October 31, 2015, the Company completed its acquisition of Reunion Bank of Florida (“Reunion”), a Florida banking corporation headquartered in Tavares, Florida. At acquisition, Reunion was merged with and into NBC. Reunion had a total of four full-service banking locations and two loan production offices located in five counties in central and northeast Florida. Reunion’s common shareholders were entitled to receive either 0.7273 shares of the Company’s common stock, $16.00 in cash, or a combination of stock and cash for each share of Reunion’s common stock, subject to certain allocation limitations and proration procedures set forth in the merger agreement. Specifically, 80% of the shares of Reunion common stock, or 1,841,418 shares, were converted into newly issued shares of the Company’s common stock, and the remaining 20% of the shares of outstanding Reunion common stock, or 460,355 shares, were converted into the right to receive cash. The Company paid cash for cash elections and in lieu of fractional shares totaling $7,368,809 and issued 1,339,129 shares of the Company’s common stock. The aggregate estimated value of the consideration given was $43,198,000. The Company recorded $20,639,000 of goodwill, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Approximately $219,000 of direct stock issuance costs for the acquisition were incurred and charged against additional paid-in capital, and other acquisition expenses of approximately $522,000 were charged directly to other noninterest expense.

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The following table presents the assets acquired and liabilities assumed of Reunion as of October 31, 2015, at their initial fair value estimates:

	As Recorded	Fair Value		As Recorded
	By Reunion	Adjustments		By the Company
Cash and cash equivalents	$3,136	-		3,136
Investment securities	19,261	(135)	a	19,126
Loans	265,492	(7,078)	b	258,414
Allowance for loan losses	2,429	(2,429)	c	-
Net loans	263,063	(4,649)		258,414
Premises and equipment, net	3,922	-		3,922
Core deposit intangible	-	1,539	d	1,539
Bank-owned life insurance	4,098	-		4,098
Other real estate and repossessions	92	-		92
Other assets	21,371	(2,003)	e	19,368
Total assets	$314,943	(5,248)		309,695

Non-interest bearing deposits	$80,382	-		80,382
Interest-bearing deposits	196,957	320	f	197,277
Total deposits	277,339	320		277,659

Other liabilities	10,561	(1,084)	e	9,477
Total liabilities	287,900	(764)		287,136

Net identifiable assets acquired over liabilities assumed	27,043	(4,484)		22,559

Goodwill	-	20,639		20,639

Net assets acquired over liabilities assumed	$27,043	16,155		43,198

Consideration:

Shares of common stock issued		1,339,129
Estimated value per share of the Company's stock		$25.11

Fair value of Company stock issued		33,626
Cash paid for shares and in lieu of fractional shares		7,369
Value of assumed stock options		2,203

Fair value of total consideration transferred		$43,198

Explanation of fair value adjustments

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment reflects the elimination of Reunion’s allowance for loan losses.
d.	Adjustment reflects the recording of core deposit intangible asset.
e.	Adjustment to record the deferred tax asset created by purchase adjustments and reclassify income tax payable accounts.
f.	Adjustment reflects the fair value adjustment to time deposit accounts.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The discounts on loans will be accreted to interest income over the estimated average life of the loans using the level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

CBI Holding Company, LLC

On August 29, 2014, NBC acquired 70% of the outstanding units of CBI Holding Company, LLC (“CBI”), which owns Corporate Billing, LLC (“Corporate Billing”), a receivables factoring business headquartered in Decatur, Alabama. CBI now operates as a subsidiary of NBC. We have an option to purchase the remaining 30% interest for a price based on a multiple of CBI’s earnings that is exercisable at any time beginning on August 29, 2019 and expires on August 29, 2022. NBC paid $16.2 million in cash for its 70% interest in CBI. Our consolidated financial statements include all of the assets and liabilities of CBI, as well as a minority interest, representing the 30% that we have not purchased. As a result, at acquisition, we recorded $23.1 million of goodwill and a non-controlling interest of $6.9 million. We marked the assets acquired and liabilities assumed to fair value based on information available at the time of the acquisition. Given an average life for CBI’s receivables of 35 to 40 days, the assets and liabilities of CBI are very short-term in nature, and the book value was deemed to be the fair value, with the exception of a $174 thousand discount on the purchased factored receivables, which was accreted into income during September 2014 in accordance with the average life of the related receivables.

United Group Banking Company of Florida, Inc.

On December 15, 2014, we completed our acquisition of United Group Banking Company of Florida, Inc. (“United”), a bank holding company headquartered in Longwood, Florida. United’s wholly-owned banking subsidiary, United Legacy Bank (“ULB”), merged with and into NBC on February 28, 2015. Since the merger, NBC has operated in the Orlando, Florida market under the trade name “United Legacy Bank, a division of National Bank of Commerce.” In connection with the merger, we paid cash for cash elections and in lieu of fractional shares totaling $2,953,884 and issued 1,617,027 shares of our common stock. The aggregate estimated value of the consideration was $33.3 million. We recorded $5.7 million of goodwill and a core deposit intangible asset of $1.8 million.

The following unaudited supplemental pro forma information is presented to show estimated results assuming CBI, United and Reunion were acquired as of the beginning of each period presented. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisitions as of January 1, 2014 or 2015 and should not be considered as representative of future operating results. The 2015 results include a loss on sale of securities of $610,000 recorded by Reunion prior to the acquisition. Pro forma information for 2016 is not necessary because each acquired company was included in the Company’s results for the entire year.

	For The Year Ended December 31,
Performance Measure (pro forma, unaudited)	2015	2014
Net interest income	$58,708	52,022
Net earnings	$10,727	8,961
Diluted earnings per common share	$1.02	1.01

In many cases, determining the fair value of acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations is related to the fair value of acquired loans. Acquired loans are initially recorded at their acquisition date fair values. The carryover of the allowance for loan losses is prohibited, as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions including the remaining life of the acquired loans, estimated prepayments, estimated value of the underlying collateral, and net present value of cash flows expected to be collected. Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the acquirer will be unable to collect all contractually required payments are specifically identified and analyzed. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Loans at the acquisition date for Reunion (which was acquired during 2015) and United (which was acquired during 2014) are presented in the following tables.

	Reunion
	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Commercial, financial, and agricultural	$296	36,601	36,897
Real estate - mortgage	4,717	188,648	193,365
Real estate - construction	116	23,931	24,047
Consumer	34	4,071	4,105
Total	$5,163	253,251	258,414

	United
	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Commercial, financial, and agricultural	$929	22,274	23,203
Real estate - mortgage	6,844	105,361	112,205
Real estate - construction	918	7,377	8,295
Consumer	336	5,887	6,223
Total	$9,027	140,899	149,926

The following table presents information about the purchased credit-impaired loans at acquisition for Reunion and United.

	Reunion	United
Contractually required principal and interest payments	$9,348	11,956
Non-accretable difference	4,185	2,929
Cash flows expected to be collected	5,163	9,027
Accretable discount	-	-
Fair value of loans acquired with a deterioration of credit quality	$5,163	9,027

The following table presents changes in the carrying amount of the accretable yield on acquired loans for the years ended December 31, 2016, 2015 and 2014. The Company had no acquisitions prior to the year ended December 31, 2014.

	2016	2015	2014
Balance, beginning of year	$4,059	1,467	-
Acquisition of United	-	-	1,480
Purchase adjustments to United accretable yield	-	314	-
Acquisition of Reunion	-	2,627	-
Accretion	(1,940)	(743)	(13)
Net transfers from non-accretable difference to accretable yield	816	394	-
Balance, end of year	$2,935	4,059	1,467

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(3)	Investment Securities

Investment securities classified as held-to-maturity and available-for-sale at December 31, 2016 and 2015 are as follows:

	Held-to-Maturity Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Mortgage-backed securities	$5,021	2	29	4,994
Municipal securities	21,308	25	433	20,900
Total held-to-maturity securities	$26,329	27	462	25,894

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Mortgage-backed securities	$6,097	-	16	6,081
Municipal securities	21,361	439	38	21,762
Total held-to-maturity securities	$27,458	439	54	27,843

	Available-for-Sale Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
U.S. Government agency obligations	$3,653	-	36	3,617
Mortgage-backed securities	38,946	458	256	39,148
Other asset-backed securities	25,991	113	12	26,092
Municipal securities	4,406	148	31	4,523
Total available-for-sale securities	$72,996	719	335	73,380

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Mortgage-backed securities	$48,155	758	187	48,726
Municipal securities	4,407	273	1	4,679
Total available-for-sale securities	$52,562	1,031	188	53,405

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

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

Details concerning investment securities with unrealized losses as of December 31, 2016 and 2015 are as follows:

	Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$3,286	29	-	-	3,286	29
Municipal securities	17,542	433	-	-	17,542	433
Total held-to-maturity securities	$20,828	462	-	-	20,828	462

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$3,960	16	-	-	3,960	16
Municipal securities	1,996	38	-	-	1,996	38
Total held-to-maturity securities	$5,956	54	-	-	5,956	54

	Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency obligations	$3,617	36	-	-	3,617	36
Mortgage-backed securities	18,606	256	-	-	18,606	256
Other asset-backed securities	2,488	12	-	-	2,488	12
Municipal securities	951	31	-	-	951	31
Total available-for-sale securities	$25,662	335	-	-	25,662	335

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$28,606	128	3,654	59	32,260	187
Municipal securities	498	1	-	-	498	1
Total available-for-sale securities	$29,104	129	3,654	59	32,758	188

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

At December 31, 2016, thirteen out of twenty-six mortgage-backed securities, thirty-three out of forty-four municipal securities, two out of twenty other asset-backed securities, and our only U.S. Government agency obligation was in a loss position. At December 31, 2015, fifteen out of twenty-six mortgage-backed securities and four out of forty-four municipal securities were in a loss position. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Because the Company had the ability and intent to hold debt securities until maturity, no declines were deemed to be other-than-temporary as of December 31, 2016 and 2015.

During 2016, the Company sold one debt security for proceeds of $1,495,000 and realized a gross gain of $365. During 2015, the Company did not sell any investment securities. During 2014, the Company sold investment securities for proceeds of $35,377,000 and realized a gross loss of $33,000 on those sales.

At December 31, 2016 and 2015, securities with a carrying value of approximately $73,035,000 and $58,780,000, respectively, were pledged to secure public deposits as required by law and for other purposes.

The amortized cost and estimated fair value of securities classified as held-to-maturity and available-for-sale at December 31, 2016, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal securities and U.S. Government agencies:
0 to 5 years	$-	-	-	-
5 to 10 years	1,046	1,064	750	745
Over 10 years	7,013	7,076	20,558	20,155
Mortgage-backed securities and other asset-backed securities	64,937	65,240	5,021	4,994
Total	$72,996	73,380	26,329	25,894

(4)	Loans

Major classifications of loans at December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016	December 31, 2015
Commercial, financial, and agricultural	$170,985	196,732
Factored commercial receivables	83,901	67,628
Real estate - mortgage	1,056,214	881,556
Real estate - construction	155,813	152,862
Consumer	19,060	21,116
	1,485,973	1,319,894
Less: Unearned fees	(489)	(480)
Total loans	1,485,484	1,319,414
Allowance for loan losses	(12,113)	(9,842)
Total net loans	$1,473,371	1,309,572

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The Bank makes loans and extensions of credit to individuals and a variety of businesses located in its market areas. Through Corporate Billing, the Company also purchases receivables from transportation companies and automotive parts and service providers nationwide. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. Portfolio segments utilized by the Bank are identified below. Relevant risk characteristics for these portfolio segments generally include (1) debt service coverage, loan-to-value ratios, and financial performance for non-consumer loans and (2) credit scores, debt-to-income ratios, collateral type, and loan-to-value ratios for consumer loans.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016, 2015 and 2014. The acquired loans are not included in the allowance for loan losses calculation, as these loans were recorded at fair value at acquisition and there has been no further indication of credit deterioration that would require an additional provision.

	Commercial,	Factored
	financial, and	commercial	Real estate -	Real estate -
Year ended December 31, 2016	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,345	500	5,525	1,412	236	824	9,842
Provisions charged to operating expense	183	923	2,879	(52)	139	(824)	3,248
Loans charged off	(16)	(2,331)	(53)	-	(197)	-	(2,597)
Recoveries	76	1,408	114	9	13	-	1,620
Balance, December 31, 2016	$1,588	500	8,465	1,369	191	-	12,113

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	$1,588	500	8,465	1,369	191	-	12,113
Loans:
Individually evaluated for impairment	$-	-	180	-	7	-	187
Collectively evaluated for impairment	$170,773	83,901	1,047,187	155,583	18,835	-	1,476,279
Acquired loans with deteriorated credit quality	$212	-	8,847	230	218	-	9,507

	Commercial,	Factored
	financial, and	commercial	Real estate -	Real estate -
Year ended December 31, 2015	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,523	955	5,047	647	562	1,068	9,802
Provisions charged to operating expense	(226)	(44)	1,114	680	(167)	(244)	1,113
Loans charged off	(31)	(2,316)	(1,402)	-	(164)	-	(3,913)
Recoveries	79	1,905	766	85	5	-	2,840
Balance, December 31, 2015	$1,345	500	5,525	1,412	236	824	9,842

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	$1,345	500	5,525	1,412	236	824	9,842
Loans:
Individually evaluated for impairment	$-	-	19	169	-	-	188
Collectively evaluated for impairment	$196,270	67,628	872,265	152,254	20,846	-	1,309,263
Acquired loans with deteriorated credit quality	$462	-	9,272	439	270	-	10,443

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

	Commercial,	Factored
	financial, and	commercial	Real estate -	Real estate -
Year ended December 31, 2014	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,398	-	4,449	964	243	2,065	9,119
Provisions charged to operating expense	61	978	988	(350)	298	(997)	978
Loans charged off	(3)	(656)	(429)	-	-	-	(1,088)
Recoveries	67	633	39	33	21	-	793
Balance, December 31, 2014	$1,523	955	5,047	647	562	1,068	9,802

Ending balance, individually evaluated for impairment	$-	473	350	50	-	-	873
Ending balance, collectively evaluated for impairment	$1,523	482	4,697	597	562	1,068	8,929
Loans:
Individually evaluated for impairment	$-	1,605	2,078	198	-	-	3,881
Collectively evaluated for impairment	$130,656	80,995	568,363	82,551	13,627	-	876,192
Acquired loans with deteriorated credit quality	$1,001	-	6,827	914	335	-	9,077

The Bank individually evaluates for impairment all loans that are on nonaccrual status. Additionally, all troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral (if the loan is collateral-dependent). Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance. During 2016 and 2015, no loans were modified in such a way as to be considered a troubled debt restructuring.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The following tables present impaired loans by class of loans as of December 31, 2016 and 2015. The purchased credit-impaired loans are not included in these tables because they were recorded at fair value at acquisition and there has been no further indication of credit deterioration that would require an allowance.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2016	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	180	213	-	168
Real estate - construction	-	-	-	97
Consumer	7	42	-	31
Total	$187	255	-	296

Impaired loans with related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	-
Real estate - construction	-	-	-	-
Consumer	-	-	-	-
Total	$-	-	-	-

Total impaired loans:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	180	213	-	168
Real estate - construction	-	-	-	97
Consumer	7	42	-	31
Total	$187	255	-	296

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2015	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	19	55	-	1,523
Real estate - construction	169	178	-	105
Consumer	-	-	-	39
Total	$188	233	-	1,667

Impaired loans with related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	653
Real estate - mortgage	-	-	-	250
Real estate - construction	-	-	-	77
Consumer	-	-	-	-
Total	$-	-	-	980

Total impaired loans:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	653
Real estate - mortgage	19	55	-	1,773
Real estate - construction	169	178	-	182
Consumer	-	-	-	39
Total	$188	233	-	2,647

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

For the years ended December 31, 2016, 2015 and 2014, we did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2016 and 2015 by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For Corporate Billing’s factored receivables, which are commercial trade credit rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and non-recourse receivables at 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, in which case the invoice is charged against the allowance for loan losses. This table includes all loans, whether acquired or non-acquired.

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2016	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$13	-	-	13	170,972	170,985	-
Factored commercial receivables	5,947	1,383	581	7,911	75,990	83,901	-
Real estate - mortgage	440	392	2,075	2,907	1,053,307	1,056,214	2,718
Real estate - construction	-	-	-	-	155,813	155,813	98
Consumer	68	-	-	68	18,992	19,060	21
Total	$6,468	1,775	2,656	10,899	1,475,074	1,485,973	2,837

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2015	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$21	-	-	21	196,711	196,732	-
Factored commercial receivables	5,762	1,595	252	7,609	60,019	67,628	-
Real estate - mortgage	1,707	760	911	3,378	878,178	881,556	3,300
Real estate - construction	59	88	-	147	152,715	152,862	283
Consumer	114	-	34	148	20,968	21,116	112
Total	$7,663	2,443	1,197	11,303	1,308,591	1,319,894	3,695

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

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

Loss: Specific weakness characterized as Doubtful that are severe enough to be considered uncollectible and of such minimal value that the continued characterization of the loan as an asset in not warranted.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans. As of December 31, 2016 and 2015, and based on the most recent analyses performed, the risk category of loans by class of loans was as follows:

December 31, 2016	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$168,004	1,422	1,559	-	170,985
Factored commercial receivables	83,901	-	-	-	83,901
Real estate - mortgage	1,047,797	2,163	3,586	2,668	1,056,214
Real estate - construction	155,583	-	132	98	155,813
Consumer	18,499	26	514	21	19,060
Total	$1,473,784	3,611	5,791	2,787	1,485,973

December 31, 2015	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$193,176	1,509	2,047	-	196,732
Factored commercial receivables	67,628	-	-	-	67,628
Real estate - mortgage	870,617	2,756	4,882	3,301	881,556
Real estate - construction	152,255	-	324	283	152,862
Consumer	20,260	33	712	111	21,116
Total	$1,303,936	4,298	7,965	3,695	1,319,894

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(5)	Premises and Equipment

Major classifications of premises and equipment as of December 31, 2016 and 2015 were as follows:

	2016	2015
Land	$11,156	10,608
Building and improvements	16,722	14,599
Furniture and equipment	7,639	7,012
Leasehold improvement	6,233	6,233
Construction in process	196	1,468
Automobile	129	19
	42,075	39,939
Less: accumulated depreciation	(10,191)	(8,507)
Total premises and equipment, net	$31,884	31,432

Depreciation expense amounted to approximately $1,700,000, $1,316,000, and $836,000 in 2016, 2015 and 2014, respectively.

(6)	Deposits

Time deposits greater than or equal to $250,000 totaled approximately $136,029,000 and $144,756,000 as of December 31, 2016 and 2015, respectively.

At December 31, 2016, contractual maturities of time deposits were as follows:

2017	$178,607
2018	39,613
2019	16,594
2020	14,129
2021	24,187
Total time deposits	$273,130

As of December 31, 2016 and 2015, there were no deposit relationships that exceeded 5% of the Company's total deposits.

At December 31, 2016, the Company had outstanding brokered certificates of deposit of $25,435,000, with an average weighted interest rate of 1.12%. At December 31, 2015, the Company had outstanding brokered certificates of deposit of $38,935,000, with an average weighted interest rate of 0.95%.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(7)	Federal Home Loan Bank Advances and Borrowings

At December 31, 2016, the Company had advances outstanding from the FHLB as follows:

				Call or
Advance	Interest Basis	Current Rate	Maturity	Conversion Date
$2,000	Fixed	4.06%	February 1, 2019	N/A
5,000	Fixed	3.96%	July 2, 2018	N/A
$7,000

At December 31, 2015, the Company had advances outstanding from the FHLB as follows:

				Call or
Advance	Interest Basis	Current Rate	Maturity	Conversion Date
$2,000	Fixed	4.06%	February 1, 2019	N/A
15,000	Fixed	1.04%	January 26, 2016	N/A
5,000	Fixed	3.96%	July 2, 2018	N/A
$22,000

As of December 31, 2016, the Company had outstanding unfunded standby letters of credit with the FHLB totaling $142,500,000.

The Company has pledged under blanket floating liens approximately $1,056,551,000 and $889,121,000 in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multi-family real estate as security for these advances and letters and possible future advances as of December 31, 2016 and 2015, respectively. The value of the pledged collateral, using appropriate discount percentages as prescribed by the FHLB, equals or exceeds the advances and unfunded standby letters of credit outstanding. At December 31, 2016, the Company had approximately $290,449,000 in additional borrowing capacity under its borrowing arrangement with the FHLB.

The Company had available lines of credit for overnight borrowings totaling $69,600,000 at December 31, 2016.

(8)	Income Taxes

The components of income tax expense for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Current	$8,500	3,836	2,607
Deferred	257	874	28
Expense of operating loss carryforwards	637	766	536
Change in valuation allowance	-	-	(12)
Total income tax expense	$9,394	5,476	3,159

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Pre-tax income at statutory rate	$10,084	5,831	3,085
State income tax expense, net	727	416	224
Cash surrender value income	(284)	(147)	(83)
Tax-exempt interest	(295)	(168)	(65)
Noncontrolling interest	(547)	(703)	(174)
Merger-related expenses	108	114	111
Change in valuation allowance	-	-	(12)
Other	(399)	133	73
Total income tax expense	$9,394	5,476	3,159

The following summarizes the components of deferred taxes at December 31, 2016 and 2015.

	2016	2015
Deferred income tax assets:
Allowance for loan losses	$7,318	7,252
Accrued expenses	6	106
Operating loss carryforwards and credits	5,611	6,159
Premises and equipment	733	826
Non-accrual interest income	91	104
Stock-based compensation	1,118	1,037
Other real estate	-	38
Deferred compensation	430	95
Goodwill and intangible assets	206	235
Other	233	540
Total gross deferred income tax assets	15,746	16,392

Deferred income tax liabilities:
Unrealized gains on investment securities available-for-sale	135	295
Prepaid expenses	475	423
Core deposit intangible	772	1,060
Derivatives	80	-
Investment in pass-through entity	797	424
Total gross deferred income tax liabilities	2,259	2,202
Net deferred income tax assets	$13,487	14,190

As of December 31, 2016, the Company has net operating loss carryforwards totaling approximately $15,083,000 for federal taxes and $9,291,000 for state taxes that will begin to expire in 2030, unless previously utilized. The federal operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), but are expected to be utilized within the carryforward period. The state net operating loss carryforwards are also subject to limitation under Section 382 of the Code. These net operating losses are also expected to be utilized during the carryforward period.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

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

In most cases, the Company requires collateral or other security to support financial instruments with credit risk.

	December 31,
	2016	2015

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$337,415	311,424
Standby and performance letters of credit	$11,766	10,206

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

The Company has entered into operating lease agreements for seven branch locations, two loan production offices and a mortgage operations office. Total rent expense for 2016, 2015 and 2014 was approximately $1,323,000, $912,000, and $445,000, respectively. Future minimum rent on operating leases as of December 31, 2016 was as follows:

Year ending December 31,
2017	$1,107
2018	754
2019	538
2020	524
2021	370
Thereafter	2,574
Total future minimum lease payments	$5,867

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

(10)	Derivative Financial Instruments and Hedging Transactions

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by derivative instruments is interest rate risk. Interest rate swaps are used to manage interest rate risk associated with certain of the Company’s fixed-rate loans. The Company has also entered into interest rate swap contracts with certain of its customers. To hedge the associated risk, the Company entered into reciprocal interest rate swap agreements with a third party. To mitigate the interest rate risk associated with the Company’s mortgage loans that are mandatory delivery, the Company enters into forward commitments to sell mortgage-backed securities.

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. As of December 31, 2016 and 2015, the approximate fair values and notional amounts of the Company’s derivative instruments, as well as their location on the consolidated balance sheet, were as follows.

	Balance Sheet		Notional
December 31, 2016	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(276)	15,847
Interest rate swaps with customers	Other Assets	$91	26,624
Reciprocal interest rate swaps	Other Liabilities	$(91)	26,624
Forward commitment to sell mortgage-backed securities	Other Assets	$90	15,000

	Balance Sheet		Notional
December 31, 2015	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(443)	17,516
Interest rate swaps with customers	Other Assets	$75	7,648
Reciprocal interest rate swaps	Other Liabilities	$(75)	7,648

During the year ended December 31, 2016, the Company recognized a gain of approximately $45,000 related to the ineffective portion of derivatives designated as fair value hedges. During the years ended December 31, 2015 and 2014, the Company recognized losses of approximately $23,000 and $128,000, respectively, related to the ineffective portion of derivatives designated as fair value hedges. The gains and losses are included in other income in the consolidated statements of earnings.

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

The Company did not issue any stock options during 2016, 2015 or 2014. During 2015, the Company assumed options to purchase 204,807 shares of the Company’s common stock in the acquisition of Reunion and during 2014 assumed options to purchase 102,586 shares of the Company’s common stock in the acquisition of United, in each case through the assumption of the applicable equity plan maintained by the acquired company at the time of the transaction.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

A summary of activity related to options to purchase the Company’s common stock for the years ended December 31, 2016, 2015 and 2014 is presented below:

	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	479,594	$16.31	322,086	$17.40	220,500	$14.57
Granted	-	-	-	-	-	-
Assumed	-	-	204,807	14.12	102,586	23.45
Exercised	(90,052)	14.78	(47,299)	14.21	(1,000)	14.57
Forfeited	(289)	24.22	-	-	-	-

Oustanding, end of year	389,253	$16.66	479,594	$16.31	322,086	$17.40

Exercisable, end of year	389,253	$16.66	479,594	$16.31	322,086	$17.40

The options outstanding and exercisable at December 31, 2016 had a weighted average remaining contractual life of approximately four years. As of December 31, 2016, there was no unrecognized compensation expense, as all stock options previously granted by the Company immediately vested at the time of the grant, and the assumed options vested at the date of acquisition. No compensation expense related to stock options was recognized in 2016, 2015 or 2014.

During 2016, 2015 and 2014, the Company granted performance share awards under the 2011 Equity Incentive Plan to certain key employees. The awards vest over four years, and the number of shares ultimately awarded may be fixed or variable, depending on the terms of the agreement with the employee to whom the award is granted. Some grants vest solely based on the passage of time, and the ultimate payout is fixed. Other awards are based on factors such as loan production and the Company’s performance relative to peers over time, using metrics such as net income and asset quality. The Company records total compensation expense equal to the amount of shares that it expects to pay out at the end of the award period over the associated vesting period. The Company recognized $826,000, $680,000, and $358,000 in compensation expense related to performance share awards during 2016, 2015, and 2014, respectively. As of December 31, 2016, there was approximately $1,603,000 of unrecorded compensation related to the performance share awards.

Defined Contribution Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to contribute up to 15% of their salary on a pre-tax or after-tax basis, subject to certain limits imposed by the Internal Revenue Service. Effective January 1, 2013, the Company amended the plan to include a matching employer contribution equal to 50% of the first 3% deferred by eligible participants. During 2016, 2015 and 2014, the Company recognized matching contribution expense of approximately $254,000, $208,000 and $119,000, respectively.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(12)	Related Party Transactions

The Company conducts transactions with directors and executive officers, including companies in which they have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans made to and deposits received from other persons. At December 31, 2016 and 2015, deposits from directors, executive officers and their related interests aggregated approximately $28,937,000 and $15,517,000, respectively. These deposits were taken in the normal course of business at market interest rates. The following is a summary of activity for related party loans for 2016:

Balance at December 31, 2015	$5,904
New loans	83
Repayments	(742)
Balance at December 31, 2016	$5,245

(13)	Shareholders’ Equity

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

(amounts in tables in thousands, except share and per share data)

(14)	Regulatory Matters

Banking regulations limit the amount of dividends that the Bank may pay without prior approval of the applicable regulatory authorities. These restrictions are based on the Bank's level of regulatory classified assets, prior years’ net earnings, and ratio of equity capital to total assets. The Bank is currently allowed to pay dividends to the Company, subject to safety and soundness requirements and other limitations imposed by law and federal regulatory authorities.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under the regulatory framework for capital adequacy and prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

As of December 31, 2016 and 2015, the Bank was well-capitalized under the regulatory framework for prompt corrective action. Under the current regulatory guidelines, banks must meet minimum capital adequacy levels based on both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, and a minimum ratio of Tier 1 capital to average assets (leverage ratio) of 4%. Adherence to these guidelines has not had an adverse impact on us. As of January 1, 2016, an additional capital conservation buffer has been added to the minimum requirements for capital adequacy purposes and is subject to a three-year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The ratios for the Company and Bank are currently sufficient to satisfy the fully phased-in conservation buffer.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The actual year-end capital amounts (in thousands) and ratios of the Company and Bank are presented in the table below.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$208,664	13.90%	$120,102	8.00%	N/A	N/A
NBC	$178,150	11.88%	$120,007	8.00%	$150,008	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$90,076	6.00%	N/A	N/A
NBC	$166,037	11.07%	$90,005	6.00%	$120,007	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$67,557	4.50%	N/A	N/A
NBC	$166,037	11.07%	$67,504	4.50%	$97,506	6.50%
Tier 1 Capital (to Average Assets)
NCC	$172,051	9.57%	$71,909	4.00%	N/A	N/A
NBC	$166,037	9.25%	$71,822	4.00%	$89,777	5.00%
As of December 31, 2015
Total Capital (to Risk-Weighted Assets)
NCC	$161,023	11.91%	$108,178	8.00%	N/A	N/A
NBC	$151,386	11.21%	$108,085	8.00%	$135,106	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$151,181	11.18%	$81,134	6.00%	N/A	N/A
NBC	$141,544	10.48%	$81,064	6.00%	$108,085	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$151,181	11.18%	$60,850	4.50%	N/A	N/A
NBC	$141,544	10.48%	$60,798	4.50%	$87,819	6.50%
Tier 1 Capital (to Average Assets)
NCC	$151,181	9.68%	$62,501	4.00%	N/A	N/A
NBC	$141,544	9.05%	$62,575	4.00%	$78,219	5.00%

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(15)	Fair Value Measurements and Disclosures

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

(amounts in tables in thousands, except share and per share data)

Other Investments

For disclosure purposes, the carrying amount of other investments approximates their fair value.

Loans

The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, then an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2016 and 2015, impaired loans were evaluated based on the fair value of the collateral.  Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

For disclosure purposes, the fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable-rate loans, the carrying amount is a reasonable estimate of fair value.

Mortgage Loans Held-for-Sale

Prior to December 31, 2016, mortgage loans held-for-sale were carried at the lower of cost or market. During the year ended December 31, 2016, the Company elected to carry its mortgage loans held-for-sale at fair value. The fair value of committed mortgage loans held-for-sale is determined by outstanding commitments from investors, and the fair value of uncommitted loans is based on the current delivery prices in the secondary mortgage market.

Bank-Owned Life Insurance

For disclosure purposes, the fair value of the cash surrender value of life insurance policies is equivalent to the carrying value.

Other Real Estate

Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate.  Subsequently, other real estate assets are carried at the net realizable value.  This value is based on independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price, the Company records the other real estate as nonrecurring Level 2.  When fair value is based on an appraised value or management’s estimate of value, the Company records the other real estate or repossessed asset as nonrecurring Level 3.

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

(amounts in tables in thousands, except share and per share data)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself or the counterparty. However, as of December 31, 2016 and 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

December 31, 2016	Level 1	Level 2	Level 3	Total
U.S. Government agency obligations	$-	3,617	-	3,617
Mortgage-backed securities	-	39,148	-	39,148
Municipal securities	-	4,523	-	4,523
Other asset-backed securities	-	26,092	-	26,092
Total investment securities available-for-sale	$-	73,380	-	73,380
Mortgage loans held-for-sale	$-	15,373	-	15,373
Derivative assets	$-	427	-	427
Derivative liabilities	$-	366	-	366

December 31, 2015	Level 1	Level 2	Level 3	Total
Mortgage-backed securities	$-	48,726	-	48,726
Municipal securities	-	4,679	-	4,679
Total investment securities available-for-sale	-	53,405	-	53,405
Derivative assets	$-	258	-	258
Derivative liabilities	$-	518	-	518

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2016 and 2015.

December 31, 2016	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	2,068	2,068
Impaired loans	-	-	2,837	2,837

December 31, 2015	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	3,965	3,965
Impaired loans	-	-	3,695	3,695

The inputs used to determine the fair value of other real estate include market conditions, estimated holding period, underlying collateral characteristics and discount rates. The inputs used to determine the fair value of impaired loans include market conditions, loan term, estimated holding period, underlying collateral characteristics and discount rates.

For the years ended December 31, 2016 and 2015, there was not a change in the methods and significant inputs used to estimate fair value.

The following table shows the significant unobservable inputs used in the fair value measurement of Level 3 assets.

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts			Weighted Average Discounts
Other real estate	$2,068	Third party appraisals, sales contracts, Broker Price opinions	Collateral discounts and estimated costs to sell	11%	-	35%	11%
Impaired loans	2,837	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	33%

December 31, 2015
Other real estate	$3,965	Third party appraisals, sales contracts, Broker price opinions	Collateral discounts and estimated costs to sell	11%	-	35%	16%
Impaired loans	3,695	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	16%	-	100%	34%

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015 were as follows:

	Carrying	Estimated Fair Value
December 31, 2016	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$217,293	217,293	-	-
Investment securities held-to-maturity	26,329	-	25,894	-
Investment securities available-for-sale	73,380	-	73,380	-
Other investments	7,879	-	7,879	-
Loans, net	1,473,371	-	1,470,491	2,837
Mortgage loans held-for-sale	15,373	-	15,373	-
Bank-owned life insurance	28,034	-	28,034	-
Derivative assets	427	-	427	-

Liabilities:
Deposits	1,667,710	-	1,616,266	-
Federal Home Loan Bank advances	7,000	-	7,247	-
Subordinated debt	24,500	-	22,794	-
Derivative liabilities	366	-	366	-

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

	Carrying	Estimated Fair Value
December 31, 2015	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$212,457	212,457	-	-
Investment securities held-to-maturity	27,458	-	27,843	-
Investment securities available-for-sale	53,405	-	53,405	-
Other investments	6,235	-	6,235	-
Loans, net	1,309,572	-	1,309,547	3,695
Mortgage loans held-for-sale	15,020	-	15,020	-
Bank-owned life insurance	27,223	-	27,223	-
Derivative assets	258	-	258	-

Liabilities:
Deposits	1,514,458	-	1,479,746	-
Federal Home Loan Bank advances	22,000	-	22,405	-
Derivative liabilities	518	-	518	-

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(16)	National Commerce Corporation (Parent Company Only) Financial Information

Balance Sheets

	As of December 31,
	2016	2015
Assets
Cash and due from banks	$26,348	7,009
Investment in sudsidiaries	232,394	207,402
Other assets	3,035	2,427
Total assets	$261,777	216,838

Liabilities and Shareholders' Equity
Other liabilities	$233	202
Subordinated debt	24,500	-
Total liabilities	24,733	202

Commitments and contingencies

Shareholders' equity:
Common stock	109	108
Additonal paid-in capital	205,372	202,456
Retained earnings	24,005	6,152
Accumulated other comprehensive income	249	548
Total shareholders' equity attributable to National Commerce Corporation	229,735	209,264
Noncontrolling interest	7,309	7,372
Total shareholders' equity	237,044	216,636
Total liabilities and shareholders' equity	$261,777	216,838

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Statements of Earnings

	For the Years Ended December 31,
	2016	2015	2014
Income	$-	-	-
Other expense	1,314	1,273	458
Interest expense	960	-	-
Total expenses	2,274	1,273	458
Loss before equity in undistributed earnings of subsidiaries	(2,274)	(1,273)	(458)
Equity in undistributed earnings of subsidiaries	19,351	10,512	5,764
Income tax benefit	776	366	97
Net earnings	$17,853	9,605	5,403

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$17,853	9,605	5,403
Adjustments to reconicle net earnings to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(19,351)	(10,512)	(5,764)
Depreciation	-	2	1
Deferred income tax (benefit) expense	(75)	1	162
Share-based expense	224	140	-
Change in other assets	(393)	(352)	(285)
Change in other liabilities	351	68	121
Net cash used by operating activities	(1,391)	(1,048)	(362)

Cash flows from investing activities:
Capital injection in subsidiaries	(5,000)	(20,250)	-
Cash from merger of subsidiary	-	600	-
Proceeds from sale of fixed assets	-	31	-
Cash paid in acquistion (including offering expenses)	-	(7,588)	(3,201)
Net cash used by investing activites	(5,000)	(27,207)	(3,201)

Cash flows from financing activities:
Proceeds from stock offerings	-	34,495	3,000
Stock offering expenses	-	(732)	(28)
Issuance of subordinated debt	25,000	-	-
Debt offering expenses	(533)	-	-
Proceeds from exercise of stock options and warrants	1,263	672	615
Net cash provided by financing activities	25,730	34,435	3,587
Net change in cash	19,339	6,180	24
Cash at beginning of year	7,009	829	805
Cash at end of year	$26,348	7,009	829

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(17)	Segment Reporting

The Company’s three reportable segments represent distinct product lines and are viewed separately for strategic planning purposes and internal reporting. The 2014 totals include the receivable factoring results for four months, as NBC acquired its controlling interest in CBI on August 29, 2014. The following table is a reconciliation of the reportable segment revenues, expenses and profit to the Company’s consolidated totals.

	Retail and
	Commercial	Mortgage	Receivables	Elimination
	Banking	Division (1)	Factoring	Entries (2)	Total
For the Twelve Months Ended December 31, 2016
Interest income	$64,256	489	11,762	(1,944)	74,563
Interest expense	7,181	200	1,944	(1,944)	7,381
Net interest income	57,075	289	9,818	-	67,182
Provision for loan and lease losses	2,325	-	923	-	3,248
Noninterest income	5,848	8,039	69	-	13,956
Noninterest expense	37,280	6,604	5,195	-	49,079
Net earnings before tax and noncontrolling interest	23,318	1,724	3,769	-	28,811
Income tax expense	7,901	655	838	-	9,394
Noncontrolling interest	-	-	(1,564)	-	(1,564)
Net earnings attributable to National Commerce Corporation	$15,417	1,069	1,367	-	17,853

Total assets as of December 31, 2016	$1,903,602	15,373	105,812	(74,003)	1,950,784

For the Twelve Months Ended December 31, 2015
Interest income	$44,072	385	12,400	(2,012)	54,845
Interest expense	4,670	126	2,012	(2,012)	4,796
Net interest income	39,402	259	10,388	-	50,049
Provision for loan and lease losses	1,158	-	(45)	-	1,113
Noninterest income	2,340	6,070	49	-	8,459
Noninterest expense	29,741	5,278	5,226	-	40,245
Net earnings before tax and noncontrolling interest	10,843	1,051	5,256	-	17,150
Income tax expense	3,866	399	1,211	-	5,476
Noncontrolling interest	-	-	(2,069)	-	(2,069)
Net earnings attributable to National Commerce Corporation	$6,977	652	1,976	-	9,605

Total assets as of December 31, 2015	$1,718,807	15,020	90,464	(60,922)	1,763,369

For the Twelve Months Ended December 31, 2014
Interest income	$27,144	410	4,345	(557)	31,342
Interest expense	2,746	123	731	(731)	2,869
Net interest income	24,398	287	3,614	174	28,473
Provision for loan and lease losses	174	-	804	-	978
Noninterest income	811	4,199	22	-	5,032
Noninterest expense	18,048	3,681	1,724	-	23,453
Net earnings before tax and noncontrolling interest	6,987	805	1,108	174	9,074
Income tax expense	2,627	306	226	-	3,159
Noncontrolling interest	-	-	(512)	-	(512)
Net earnings attributable to National Commerce Corporation	$4,360	499	370	174	5,403

Total assets as of December 31, 2014	$1,099,191	9,329	105,330	(75,424)	1,138,426

(1)	Noninterest income for the mortgage division segment includes intercompany income allocation.
(2)

Entry to remove intercompany interest allocated to the receivables factoring segment. For segment reporting purposes, we allocate funding costs to the receivables factoring segment at the federal funds rate plus 2.50%.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(18)	Goodwill and Intangible Assets

Goodwill

During 2015, the Company recorded initial goodwill of $20,639,000 associated with the Reunion acquisition.

Changes to the carrying amount of goodwill during 2016 and 2015 are provided in the following table.

Balance, December 31, 2014	$28,834
Acquisition of Reunion	20,639
Adjustments to goodwill	1,213
Balance, December 31, 2015	$50,686
Adjustments to goodwill	85
Balance, December 31, 2016	$50,771

The adjustments to goodwill during 2016 resulted from the recognition of liabilities that existed as of the date on which we acquired Reunion but were not recorded and an adjustment for the actual cash received from Reunion’s final income tax returns. The adjustments were made following the Company’s review of additional information that existed at the time of acquisition that affected the recorded fair value of certain assets and liabilities. Net of deferred taxes, the adjustment resulted in an $85,000 increase to the amount of goodwill initially recorded in our acquisition of Reunion.

The adjustments to goodwill made during 2015 resulted from revaluation of certain loans, write-down of fixed assets, prepaid assets, land and income tax-related accounts acquired through the acquisition of United. The adjustments were made as additional information that existed at the time of the acquisition was reviewed and determined to affect the recorded fair value of certain loans, fixed assets, prepaid assets, and income tax-related accounts. Net of deferred taxes, these adjustments resulted in a $1,571,000 increase to goodwill recorded in connection with the United acquisition. In addition, the goodwill recorded in the CBI acquisition was adjusted in 2015 due to information regarding the tax treatment of certain deferred revenue. This adjustment reduced recorded goodwill in the CBI acquisition by $358,000.

These adjustments to goodwill had no impact on net earnings or shareholders’ equity of the Company during 2016 or 2015.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Intangible Assets

In addition to the goodwill recorded for Reunion and United, the Company recorded core deposit intangible assets of $1,539,000 and $1,776,000, respectively. The core deposit intangible asset for each acquisition will be amortized using an accelerated method over seven years. The aggregate amount of amortization expense for intangible assets during 2016, 2015 and 2014 was $756,000, $508,000 and $19,000, respectively.

A summary of core deposit intangible assets as of December 31, 2016 and 2015 is set forth below.

	December 31, 2016	December 31, 2015
Gross carrying amount	$3,315	3,315
Less: accumulated amortization	(1,283)	(527)
Net carrying amount	$2,032	2,788

The estimated amortization expense for each of the next five years is as follows:

2017	$638
2018	519
2019	401
2020	283
2021	164
Thereafter	27
Total amortization expense	$2,032

(19)	Subordinated Debt

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

(20)	Subsequent Events

Effective January 1, 2017, the previously announced merger with Private Bancshares, Inc. (“Private Bancshares”) was completed. Private Bancshares was the parent company of Private Bank of Buckhead, headquartered in Atlanta, Georgia, and was merged with and into NCC. Simultaneously with the holding company merger, Private Bank of Bunkhead merged with and into NBC, but NBC continues to operate the former offices of Private Bank of Buckhead under the trade names “Private Bank of Buckhead”, “Private Bank of Decatur” and “PrivatePlus Mortgage.”

At the effective time of the merger, each share of common stock of Private Bancshares issued and outstanding was converted into the right to receive either 0.85417 shares of NCC common stock or cash in the amount of $20.50. The Company paid approximately $8,322,000 in cash and issued 1,809,189 shares of NCC common stock for the issued and outstanding shares of Private Bancshares common stock.

The acquisition of Private Bancshares was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding the methods and assumptions to be used. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The Company is still finalizing the fair value estimates, but the following table presents the initial estimates of the fair value of the assets acquired and liabilities assumed of Private Bancshares as of January 1, 2017.

	As Recorded	Fair Value		As Recorded
	By Private Bancshares	Adjustments		By the Company
Cash and cash equivalents	$17,793	-		17,793
Investment securities	10,001	(28)	a	9,973
Mortgage loans held-for-sale	24,628			24,628
Loans	266,750	(6,173)	b	260,577
Allowance for loan losses	3,306	(3,306)	c	-
Net loans	263,444	(2,867)		260,577
Premises and equipment, net	558	(95)	d	463
Core deposit intangible		2,979	e	2,979
Bank-owned life insurance	3,294	-		3,294
Other real estate and repossessions		-		-
Other assets	2,744	1,770	f	4,514
Total assets	$322,462	1,759		324,221

Non-interest bearing deposits	$135,822	-		135,822
Interest-bearing deposits	150,260	131	g	150,391
Total deposits	286,082	131		286,213

Repurchase liability	2,201	-		2,201
Other liabilities	3,906	173	h	4,079
Total liabilities	292,189	304		292,493

Net identifiable assets acquired over liabilities assumed	30,273	1,455		31,728
Goodwill	-	47,809		47,809
Net assets acquired over liabilities assumed	$30,273	49,264		79,537

Consideration:

Shares of common stock issued		1,809,189
Estimated value per share of the Company's stock		$37.15

Fair value of Company stock issued		67,211
Cash paid for shares and in lieu of fractional shares		8,322
Value of assumed stock options and restricted stock units		4,004

Fair value of total consideration transferred		$79,537

Explanation of fair value adjustments

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment reflects the elimination of Private Bancshares’ allowance for loan losses.
d.	Adjustment reflects the write-off of certain fixed assets.
e.	Adjustment reflects the recording of core deposit intangible asset.
f.	Adjustment to record the deferred tax asset created by purchase adjustments.
g.	Adjustment reflects the fair value adjustment to time deposit accounts.
h.	Adjustment to reflect unrecorded liabilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

National Commerce Corporation and subsidiaries

Birmingham, Alabama

We have audited the accompanying consolidated balance sheets of National Commerce Corporation and subsidiaries (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Commerce Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Atlanta, Georgia

March 10, 2017

Selected Quarterly Financial Data (Unaudited)

Statement of Income Data

	2016 Quarter Ended
(Dollars in thousands, except per share information)	December 31,	September 30,	June 30,	March 31,
Interest income	$19,032	18,836	18,382	18,313
Interest expense	2,042	1,959	1,730	1,650
Net interest income	16,990	16,877	16,652	16,663
Provision for loan losses	441	373	901	1,533
Other noninterest income	3,472	4,002	3,357	3,125
Other noninterest expense (1)	12,140	12,632	12,254	12,053
Income before income taxes	7,881	7,874	6,854	6,202
Income tax expense	2,600	2,639	2,072	2,083
Net income before minority interest	5,281	5,235	4,782	4,119
Net income attributable to minority interest	374	422	428	340
Net income to common shareholders	4,907	4,813	4,354	3,779
Net earnings per share	$0.45	0.44	0.40	0.35
Diluted net earnings per share	0.44	0.43	0.39	0.34

(1)

Includes merger/conversion-related expenses of $169 thousand, $160 thousand, $12 thousand, and $138 thousand for the quarters ended December 31, September 30, June 30, and March 31, 2016, respectively.

	2015 Quarter Ended
(Dollars in thousands, except per share information)	December 31,	September 30,	June 30,	March 31,
Interest income	$16,488	13,450	12,714	12,193
Interest expense	1,507	1,191	1,071	1,027
Net interest income	14,981	12,259	11,643	11,166
Provision for loan losses	631	201	120	161
Other noninterest income	2,298	2,353	2,206	1,764
Other noninterest expense (1)	11,606	9,895	9,616	9,290
Income before income taxes	5,042	4,516	4,113	3,479
Income tax expense	1,667	1,453	1,264	1,092
Net income before minority interest	3,375	3,063	2,849	2,387
Net income attributable to minority interest	437	573	593	466
Net income to common shareholders	2,938	2,490	2,256	1,921
Net earnings per share	$0.28	0.26	0.24	0.25
Diluted net earnings per share	0.28	0.26	0.24	0.25

(1)

Includes merger/conversion-related expenses of $395 thousand, $122 thousand, $168 thousand, and $79 thousand for the quarters ended December 31, September 30, June 30, and March 31, 2015, respectively.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company that is required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

 Incorporated by reference to the 2017 Proxy Statement.

Item 11.       Executive Compensation.

 Incorporated by reference to the 2017 Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 Incorporated by reference to the 2017 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

 Incorporated by reference to the 2017 Proxy Statement.

Item 14.      Principal Accounting Fees and Services.

 Incorporated by reference to the 2017 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The Consolidated Financial Statements of National Commerce Corporation and its subsidiaries, included herein at Item 8, are as follows:

Report of Independent Registered Public Accounting Firm—Porter Keadle Moore, LLC

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Earnings for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection (a)(1) of this Item, above.

(a)(3) and (b) Exhibits.

The exhibits listed on the Exhibit Index beginning on page 126 of this Annual Report on Form 10-K are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 2017.

NATIONAL COMMERCE CORPORATION

By:	/s/ John H. Holcomb, III
John H. Holcomb, III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ John H. Holcomb, III John H. Holcomb, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 10, 2017

/s/ William E. Matthews, V William E. Matthews, V	Vice Chairman of the Board of Directors and Chief Financial Officer (Principal Financial Officer)	March 10, 2017

/s/ Richard Murray, IV Richard Murray, IV	President, Chief Operating Officer and Director	March 10, 2017

/s/ Shelly S. Williams Shelly S. Williams	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2017

/s/ Joel S. Arogeti Joel S. Arogeti	Director	March 10, 2017

/s/ Bobby A. Bradley Bobby A. Bradley	Director	March 10, 2017

/s/ Mark L. Drew Mark L. Drew	Director	March 10, 2017

/s/ R. Holman Head R. Holman Head	Director	March 10, 2017

/s/ Jerry D. Kimbrough Jerry D. Kimbrough	Director	March 10, 2017

/s/ C. Phillip McWane C. Phillip McWane	Director	March 10, 2017

/s/ G. Ruffner Page, Jr. G. Ruffner Page, Jr.	Director	March 10, 2017

/s/ Stephen A. Sevigny Stephen A. Sevigny	Director	March 10, 2017

/s/ W. Stancil Starnes W. Stancil Starnes	Director	March 10, 2017

/s/ Temple W. Tutwiler, III Temple W. Tutwiler, III	Director	March 10, 2017

/s/ Russell H. Vandevelde, IV Russell H. Vandevelde, IV	Director	March 10, 2017

/s/ Donald F. Wright Donald F. Wright	Director	March 10, 2017

EXHIBIT INDEX

Item 15(a)(3)

Exhibit Number	Description

2.1#

Agreement and Plan of Merger, dated August 30, 2016, by and between National Commerce Corporation and Private Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to NCC’s Registration Statement on Form S-4 (File No. 333-214194), filed on October 21, 2016)

2.2#

Agreement and Plan of Merger, dated July 7, 2015, by and among National Commerce Corporation, National Bank of Commerce and Reunion Bank of Florida (incorporated herein by reference to Exhibit 2.1 to NCC’s Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

2.3#

Agreement and Plan of Merger, dated June 6, 2014, by and between National Commerce Corporation and United Group Banking Company of Florida, Inc. (incorporated herein by reference to Exhibit 2.1 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

2.4#

Membership Interest Purchase Agreement, dated August 29, 2014, by and among the members of CBI Holding, LLC, National Bank of Commerce and Sexton Investments LLC (incorporated herein by reference to Exhibit 2.2 to Amendment No. 1 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on September 30, 2014)

3.1

Certificate of Incorporation of National Commerce Corporation (incorporated herein by reference to Exhibit 3.1 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

3.1A

Amendment to Certificate of Incorporation of National Commerce Corporation (incorporated herein by reference to Exhibit 3.1A to NCC’s Annual Report on Form 10-K (File No. 000-55336), filed on February 20, 2015)

3.2	Bylaws of National Commerce Corporation (incorporated herein by reference to Exhibit 3.2 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

4.1

Form of Common Stock Certificate of National Commerce Corporation (incorporated herein by reference to Exhibit 4.1 to NCC’s Registration Statement on Form S-1 (File No. 333-201371), filed on February 27, 2015)

4.2

Indenture dated May 19, 2016 between National Commerce Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to NCC’s Current Report on Form 8-K (File No. 001-36878), filed on May 19, 2016)

4.3

First Supplemental Indenture dated May 19, 2016 between National Commerce Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, Paying Agent and Registrar (incorporated by reference to Exhibit 4.2 to NCC’s Current Report on Form 8-K (File No. 001-36878), filed on May 19, 2016)

4.4	Form of 6.0% Fixed-to-Floating Rate Subordinated Note due June 1, 2026 (incorporated by reference to Exhibit 4.2 to NCC’s Current Report on Form 8-K (File No. 001-36878), filed on May 19, 2016)

10.1∆

National Commerce Corporation 2011 Equity Incentive Plan, as amended and restated on July 17, 2014 (incorporated herein by reference to Exhibit 10.1 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.2∆

National Commerce Corporation Deferral of Compensation Plan for Key Employees and Non-Employee Directors, effective December 18, 2014 (incorporated herein by reference to Exhibit 10.1 to NCC’s Current Report on Form 8-K (File No. 000-55336), filed on December 22, 2014)

Exhibit Number	Description

10.3∆

Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (time-based vesting criteria) (incorporated herein by reference to Exhibit 10.3 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.4A∆

Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (performance-based vesting criteria – 2013 and 2014 grants) (incorporated herein by reference to Exhibit 10.4B to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.4B∆

Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (performance-based vesting criteria – 2015 grants) (incorporated herein by reference to Exhibit 10.4C to NCC’s Annual Report on Form 10-K (File No. 001-36878), filed on March 11, 2016)

10.4C∆

Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (Named Executive Officers – 2016 and 2017 grants) (incorporated herein by reference to Exhibit 10.4D to NCC’s Annual Report on Form 10-K (File No. 001-36878), filed on March 11, 2016)

10.4D∆

Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (performance-based vesting criteria – 2016 and 2017 grants) (incorporated herein by reference to Exhibit 10.4E to NCC’s Annual Report on Form 10-K (File No. 001-36878), filed on March 11, 2016)

10.5∆

Form of Nonstatutory Stock Option Agreement under National Commerce Corporation 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.6∆

United Group Banking Company of Florida, Inc. Officers’ and Employees’ Stock Option Plan effective March 3, 2010, as amended (incorporated herein by reference to Exhibit 10.6 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.7∆

Form of Stock Option Agreement under United Group Banking Company of Florida, Inc. Officers’ and Employees’ Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.8

Lease, dated March 8, 2011, by and between Shades Parkway, L.L.C. and National Bank of Commerce (incorporated herein by reference to Exhibit 10.8 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.9

Amended and Restated Limited Liability Company Agreement, dated September 1, 2014, by and between National Bank of Commerce and Factor, LLC (incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to NCC’s Registration Statement on Form S-4 (File No. 333-198219), filed on September 30, 2014)

10.10∆

Employment Agreement, dated as of August 30, 2014, by and between Corporate Billing, LLC and James R. Thompson, III (incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to NCC’s Registration Statement on Form S-1 (File No. 333-201371), filed on February 27, 2015)

10.11∆	National Commerce Corporation 2016 Incentive Program (incorporated herein by reference to Exhibit 10.1 to NCC’s Current Report on Form 8-K (File No. 001-36878), filed on January 28, 2016)

10.12

Form of Indemnification Agreement with directors and executive officers (incorporated herein by reference to Exhibit 10.2 to NCC’s current report on Form 8-K (File No. 000-55336), filed on January 26, 2015)

Exhibit Number	Description

10.13∆	Reunion Bank of Florida Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.13 to NCC’s Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

10.14∆

Form of Stock Option Agreement under Reunion Bank of Florida Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to NCC’s Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

10.15∆

Reunion Bank of Florida Officers’ and Employees’ Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to NCC’s Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

10.16∆

Form of Incentive Stock Option Agreement under Reunion Bank of Florida Officers’ and Employees’ Stock Option Plan (incorporated herein by reference to Exhibit 10.16 to NCC’s Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

10.17∆

Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Richard Murray, IV (incorporated herein by reference to Exhibit 10.1A to NCC’s Current Report on 8-K (File No. 001-36878), filed on December 22, 2015)

10.18∆

Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and William Matthews, V (incorporated herein by reference to Exhibit 10.1B to NCC’s Current Report on 8-K (File No. 001-36878), filed on December 22, 2015)

10.19∆

Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Richard Murray, IV (incorporated herein by reference to Exhibit 10.2A to NCC’s Current Report on 8-K (File No. 001-36878), filed on December 22, 2015)

10.20∆

Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and William Matthews, V (incorporated herein by reference to Exhibit 10.2B to NCC’s Current Report on 8-K (File No. 001-36878), filed on December 22, 2015)

10.21∆	Private Bancshares, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to NCC’s Registration Statement on Form S-4 (File No. 333-214194), filed on October 21, 2016)

10.22∆

Form of Stock Option Agreement under Private Bancshares, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to NCC’s Registration Statement on Form S-4 (File No. 333-214194), filed on October 21, 2016)

10.23∆	National Commerce Corporation 2017 Incentive Program (incorporated herein by reference to Exhibit 10.1 to NCC’s Current Report on Form 8-K (File No. 001-36878), filed on January 18, 2017)

14.1	Code of Ethics for CEO and Senior Financial Officers (incorporated herein by reference to Exhibit 14.1 to NCC’s Annual Report on Form 10-K (File No. 000-55336), filed on February 20, 2015)

14.2	Code of Ethics and Business Conduct (incorporated herein by reference to Exhibit 14.2 to NCC’s Annual Report on Form 10-K (File No. 000-55336), filed on February 20, 2015)

21.1*	Subsidiaries of National Commerce Corporation

23.1*	Consent of Porter Keadle Moore, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Number	Description

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*	Interactive Data Files

________________

*	Filed herewith.

∆	Denotes a management compensatory plan, agreement or arrangement.

#

Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. National Commerce Corporation agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.