Form 10-Q
period 2017-03-31
National Commerce Corp
filed 2017-05-10
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                                  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 9, 2017
Common stock, $0.01 par value	12,964,153 shares

NATIONAL COMMERCE CORPORATION

FORM 10-Q

i

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “National Commerce Corporation,” “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation and its consolidated affiliates as of March 31, 2017.

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

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed in this Quarterly Report on Form 10-Q under Part II, “Item 1A. Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 under Part I, “Item 1A. Risk Factors.”

 ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$40,237	35,897
Interest-bearing deposits with banks	278,493	181,396
Cash and cash equivalents	318,730	217,293

Investment securities held-to-maturity (fair value of $25,823 and $25,894 at March 31, 2017 and December 31, 2016, respectively)	26,057	26,329
Investment securities available-for-sale	72,333	73,380
Other investments	8,338	7,879
Mortgage loans held-for-sale	19,517	15,373
Loans, net of unearned income	1,814,735	1,485,484
Less: allowance for loan losses	12,565	12,113
Loans, net	1,802,170	1,473,371
Premises and equipment, net	35,148	31,884
Accrued interest receivable	4,790	4,129
Bank-owned life insurance	31,544	28,034
Other real estate	1,849	2,068
Deferred tax assets, net	14,842	13,486
Goodwill	98,856	50,771
Core deposit intangible, net	4,663	2,032
Other assets	6,312	4,755
Total assets	$2,445,149	1,950,784

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$617,851	429,030
Interest-bearing demand	345,602	262,261
Savings and money market	820,206	703,289
Time	296,648	273,130
Total deposits	2,080,307	1,667,710
Federal Home Loan Bank advances	7,000	7,000
Subordinated debt	24,513	24,500
Accrued interest payable	860	829
Other liabilities	15,047	13,701
Total liabilities	2,127,727	1,713,740

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,948,778 and 10,934,541 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	129	109
Additional paid-in capital	279,618	205,372
Retained earnings	29,924	24,005
Accumulated other comprehensive income	324	249
Total shareholders' equity attributable to National Commerce Corporation	309,995	229,735
Noncontrolling interest	7,427	7,309
Total shareholders' equity	317,422	237,044
Total liabilities and shareholders' equity	$2,445,149	1,950,784

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Earnings
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2017	2016
Interest and dividend income:
Interest and fees on loans	$23,593	17,483
Interest and dividends on taxable investment securities	571	412
Interest on non-taxable investment securities	200	200
Interest on interest-bearing deposits and federal funds sold	535	218
Total interest income	24,899	18,313
Interest expense:
Interest on deposits	2,010	1,569
Interest on borrowings	71	81
Interest on subordinated debt	388	-
Total interest expense	2,469	1,650
Net interest income	22,430	16,663
Provision for loan losses	156	1,533
Net interest income after provision for loan losses	22,274	15,130
Other income:
Service charges and fees on deposit accounts	667	480
Mortgage origination and fee income	3,145	1,392
Merchant sponsorship revenue	744	522
Income from bank-owned life insurance	216	204
Wealth management fees	10	13
(Loss) gain on other real estate	(1)	156
Other	659	358
Total other income	5,440	3,125
Other expense:
Salaries and employee benefits	10,073	6,945
Commission-based compensation	1,723	875
Occupancy and equipment	1,473	1,135
Core deposit intangible amortization	348	191
Other	4,844	2,907
Total other expense	18,461	12,053
Earnings before income taxes	9,253	6,202
Income tax expense	2,841	2,083
Net earnings	6,412	4,119
Less: Net earnings attributable to noncontrolling interest	493	340
Net earnings attributable to National Commerce Corporation	$5,919	3,779

Basic earnings per common share	$0.46	0.35
Diluted earnings per common share	$0.45	0.34

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	For the Three Months Ended
	March 31,
	2017	2016
Net earnings	$5,919	3,779
Other comprehensive income, net of tax:
Unrealized gains on investment securities available-for-sale: Unrealized gains arising during the period, net of tax of $40 and $143, respectively	75	266
Other comprehensive income	75	266
Comprehensive income	$5,994	4,045

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Income	Interest	Total
Balance, December 31, 2016	$109	205,372	24,005	249	7,309	237,044

Share-based compensation expense	-	414	-	-	-	414
Net earnings attributable to National Commerce Corporation	-	-	5,919	-	-	5,919
Exercise of stock options and issuance of performance shares	2	2,419	-	-	-	2,421
Net earnings attributable to noncontrolling interest	-	-	-	-	493	493
Distributions paid to noncontrolling interest	-	-	-	-	(375)	(375)
Acquisition of Private Bancshares, Inc., net of offering expenses of $138	18	71,413	-	-	-	71,431
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	75	-	75

Balance, March 31, 2017	$129	279,618	29,924	324	7,427	317,422

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$5,919	3,779
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	156	1,533
Net earnings attributable to noncontrolling interest	493	340
Depreciation, amortization, and accretion	35	138
Gain on ineffective portion of fair value hedge derivative	(16)	(28)
Change in mortgage loan derivative	(398)	(97)
Excess tax benefit from share-based compensation	(286)	-
Share-based compensation expense	414	263
Income from bank-owned life insurance	(216)	(204)
Loss (gain) on other real estate	1	(156)
Other real estate non-cash write-downs	219	-
Change in (net of effect of business combinations):
Mortgage loans held-for-sale	20,484	2,491
Other assets and accrued interest receivable	682	784
Other liabilities and accrued interest payable	(1,188)	(998)
Net cash provided by operating activities	26,299	7,845
Cash flows from investing activities (net of effect of business combinations):
Proceeds from calls, maturities, and paydowns of securities available-for-sale	11,330	1,826
Proceeds from calls, maturities, and paydowns of securities held-to-maturity	238	147
Proceeds from sale of securities available-for-sale	9,718	-
Purchases of securities available-for-sale	(10,242)	(3,766)
Proceeds from sale of other investments	-	693
Purchases of other investments	(206)	(564)
Net cash received in acquisition	9,471	-
Net change in loans	(68,034)	(63,698)
Proceeds from sale of other real estate	19	1,237
Proceeds from the sale of premises and equipment	18	-
Purchases of premises and equipment	(3,300)	(872)
Net cash used by investing activities	(50,988)	(64,997)
Cash flows from financing activities (net of effect of business combinations):
Net change in deposits	124,218	(16,216)
Repayment of Federal Home Loan Bank advances	-	(15,000)
Cash distribution paid to noncontrolling interests	(375)	(437)
Stock offering expenses related to acquisition	(138)	-
Proceeds from exercise of options and warrants	2,421	201
Net cash provided by financing activities	126,126	(31,452)
Net change in cash and cash equivalents	101,437	(88,604)
Cash and cash equivalents at beginning of the period	217,293	212,457
Cash and cash equivalents at end of the period	$318,730	123,853

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Cash Flows, continued
(In thousands)

	For the Three Months Ended
	March 31,
Supplemental disclosure of cash flow information:	2017	2016
Cash paid during the period for:
Interest	$2,470	1,633
Income taxes	$-	-
Non-cash investing and financing activities:
Change in unrealized (losses) gains on securities available-for-sale, net of tax	$75	266
Transfer of loans to other real estate	$20	-
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	$323,246	-
Liabilities assumed in acquisitions	$291,440	-
Tax benefit resulting from exercise of stock options	$-	-

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

The Bank provides a full range of commercial and consumer banking services. The Bank currently operates seven full-service banking offices in Alabama, ten full-service banking offices in central and northeast Florida (including under the trade names United Legacy Bank and Reunion Bank of Florida) and two full-service banking offices in the Atlanta, Georgia metro area (including under the trade names Private Bank of Buckhead, Private Bank of Decatur and PrivatePlus Mortgage). NBC is primarily regulated by the Office of the Comptroller of Currency (“OCC”) and is subject to periodic examinations by the OCC. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is subject to periodic examinations by the Federal Reserve.

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as of December 31, 2016, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Note 2 – Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2017. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

Note 3 – Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the sum of potential common shares that are dilutive plus the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares (options) are excluded from the diluted earnings per share computation. For the three months ended March 31, 2017, there were no anti-dilutive potential common shares, compared to 102,297 anti-dilutive potential common shares for the three months ended March 31, 2016.

The reconciliation of the components of the basic and diluted earnings per share is as follows.

	2017	2016

Net earnings available to common shareholders	$5,919	3,779

Weighted average common shares outstanding	12,901,040	10,855,871
Dilutive effect of stock options	221,650	94,614
Dilutive effect of directors' deferred shares	28,209	12,326
Dilutive effect of performance share awards	132,176	76,397
Diluted common shares	13,283,075	11,039,208

Basic earnings per common share	$0.46	0.35
Diluted earnings per common share	$0.45	0.34

Note 4 – Securities

The amortized cost and fair value of held-to-maturity and available-for-sale debt securities at March 31, 2017 and December 31, 2016 were as follows.

	Held-to-Maturity Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	Losses	Value
Mortgage-backed securities	$4,763	1	16	4,748
Municipal securities	21,294	43	262	21,075
Total held-to-maturity securities	$26,057	44	278	25,823

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Mortgage-backed securities	$5,021	2	29	4,994
Municipal securities	21,308	25	433	20,900
Total held-to-maturity securities	$26,329	27	462	25,894

	Available-for-Sale Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	Losses	Value
U.S. government agency obligations	$3,620	-	36	3,584
Mortgage-backed securities	37,062	455	193	37,324
Other asset-backed securities	26,746	134	3	26,877
Municipal securities	4,406	146	4	4,548
Total available-for-sale securities	$71,834	735	236	72,333

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
U.S. government agency obligations	$3,653	-	36	3,617
Mortgage-backed securities	38,946	458	256	39,148
Other asset-backed securities	25,991	113	12	26,092
Municipal securities	4,406	148	31	4,523
Total available-for-sale securities	$72,996	719	335	73,380

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

Details concerning the Company’s debt securities with unrealized losses as of March 31, 2017 and December 31, 2016 are as follows.

	Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$3,145	16	-	-	3,145	16
Municipal securities	14,396	262	-	-	14,396	262
Total held-to-maturity securities	$17,541	278	-	-	17,541	278

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$3,286	29	-	-	3,286	29
Municipal securities	17,542	433	-	-	17,542	433
Total held-to-maturity securities	$20,828	462	-	-	20,828	462

	Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$-	-	3,584	36	3,584	36
Mortgage-backed securities	14,340	193	-	-	14,340	193
Other asset-backed securities	3,997	3	-	-	3,997	3
Municipal securities	978	4	-	-	978	4
Total available-for-sale securities	$19,315	200	3,584	36	22,899	236

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$3,617	36	-	-	3,617	36
Mortgage-backed securities	18,606	256	-	-	18,606	256
Other asset-backed securities	2,488	12	-	-	2,488	12
Municipal securities	951	31	-	-	951	31
Total available-for-sale securities	$25,662	335	-	-	25,662	335

As of March 31, 2017, the Company did not consider any securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three-month periods ended March 31, 2017 and 2016.

During the three-month periods ended March 31, 2017 and 2016, the Company did not sell any debt securities.

The amortized cost and estimated fair value of debt securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal securities and U.S. Government agencies:
0 to 5 years	$-	-	$-	$-
5 to 10 years	1,046	1,060	750	752
Over 10 years	6,980	7,072	20,544	20,323
Mortgage-backed securities and other asset-backed securities	63,808	64,201	4,763	4,748
Total	$71,834	72,333	26,057	25,823

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at March 31, 2017 and December 31, 2016 are summarized as follows.

	March 31, 2017	December 31, 2016
Commercial, financial, and agricultural	$216,471	170,985
Factored commercial receivables	99,317	83,901
Real estate - mortgage	1,242,430	1,056,214
Real estate - construction	234,861	155,813
Consumer	22,313	19,060
	1,815,392	1,485,973
Less: Unearned fees	(657)	(489)

Total loans	1,814,735	1,485,484
Allowance for loan losses	(12,565)	(12,113)
Total net loans	$1,802,170	1,473,371

The Company makes loans and extensions of credit to individuals and a variety of businesses located in its market areas. Through Corporate Billing, the Company also purchases receivables predominantly from transportation companies and automotive parts and service providers nationwide and occasionally purchases receivables from manufacturing and other type companies. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon prevailing conditions in the real estate market. Portfolio segments utilized by the Company are identified below. Relevant risk characteristics for these portfolio segments generally include (i) debt service coverage, loan-to-value ratios, and financial performance, for non-consumer loans, and (ii) credit scores, debt-to-income ratios, collateral type and loan-to-value ratios, for consumer loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method for the periods indicated. Loans acquired through bank acquisitions are not included in the allowance for loan losses calculation, as these loans are recorded at fair value at acquisition, and there has been no further indication of credit deterioration that would require an additional provision.

	Commercial,	Factored
	financial, and	commercial	Real estate -	Real estate -
March 31, 2017	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,588	500	8,465	1,369	191	-	12,113
Provisions charged to operating expense	(455)	82	77	439	13	-	156
Loans charged off	(1)	(630)	-	-	(30)	-	(661)
Recoveries	403	548	4	-	2	-	957
Balance, March 31, 2017	$1,535	500	8,546	1,808	176	-	12,565

Ending balance, individually evaluated for impairment	$-	-	44	-	-	-	44
Ending balance, collectively evaluated for impairment	1,535	500	8,502	1,808	176	-	12,521
Total allowance for loan losses	$1,535	500	8,546	1,808	176	-	12,565
Loans:
Individually evaluated for impairment	$-	-	179	-	26	-	205
Collectively evaluated for impairment	215,842	99,317	1,224,828	233,136	22,052	-	1,795,175
Acquired loans with deteriorated credit quality	629	-	17,423	1,725	235	-	20,012
Total loans	$216,471	99,317	1,242,430	234,861	22,313	-	1,815,392

	Commercial,	Factored
	financial, and	commercial	Real estate -	Real estate -
March 31, 2016	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,345	500	5,525	1,412	236	824	9,842
Provisions charged to operating expense	443	488	923	549	(46)	(824)	1,533
Loans charged off	(1)	(888)	-	-	(27)	-	(916)
Recoveries	14	400	47	3	4	-	468
Balance, March 31, 2016	$1,801	500	6,495	1,964	167	-	10,927

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	1,801	500	6,495	1,964	167	-	10,927
Total allowance for loan losses	$1,801	500	6,495	1,964	167	-	10,927
Loans:
Individually evaluated for impairment	$-	-	196	162	56	-	414
Collectively evaluated for impairment	192,096	74,248	921,609	166,120	19,364	-	1,373,437
Acquired loans with deteriorated credit quality	311	-	9,216	432	246	-	10,205
Total loans	$192,407	74,248	931,021	166,714	19,666	-	1,384,056

The Company individually evaluates for impairment all loans that are on non-accrual status. Additionally, any troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral-dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance. During the three months ended March 31, 2017 and 2016, the Company did not modify any loans in a manner that would be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of March 31, 2017 and December 31, 2016. The purchased credit-impaired loans are not included in these tables because they are recorded at fair value at acquisition and there has been no further indication of credit deterioration that would require an additional provision.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
March 31, 2017	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	135	138	-	158
Real estate - construction	-	-	-	-
Consumer	26	96	-	17
Total	$161	234	-	175

Impaired loans with related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	44	44	44	22
Real estate - construction	-	-	-	-
Consumer	-	-	-	-
Total	$44	44	44	22

Total impaired loans:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	179	182	44	180
Real estate - construction	-	-	-	-
Consumer	26	96	-	17
Total	$205	278	44	197

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2016	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	180	213	-	168
Real estate - construction	-	-	-	97
Consumer	7	42	-	31
Total	$187	255	-	296

Impaired loans with related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	-
Real estate - construction	-	-	-	-
Consumer	-	-	-	-
Total	$-	-	-	-

Total impaired loans:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	180	213	-	168
Real estate - construction	-	-	-	97
Consumer	7	42	-	31
Total	$187	255	-	296

For the three months ended March 31, 2017 and 2016, the Company did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of March 31, 2017 and December 31, 2016, by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For CBI’s factored receivables, which are commercial trade credits rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, in which case the invoice is charged against the allowance for loan losses. This table includes all loans, whether acquired or non-acquired.

	30-59 Days	60-89 Days	> 90 Days	Total
March 31, 2017	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$-	-	-	-	216,471	216,471	-
Factored commercial receivables	5,329	1,752	538	7,619	91,698	99,317	-
Real estate - mortgage	853	52	2,288	3,193	1,239,237	1,242,430	2,884
Real estate - construction	-	-	-	-	234,861	234,861	94
Consumer	80	-	20	100	22,213	22,313	39
Total	$6,262	1,804	2,846	10,912	1,804,480	1,815,392	3,017

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2016	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$13	-	-	13	170,972	170,985	-
Factored commercial receivables	5,947	1,383	581	7,911	75,990	83,901	-
Real estate - mortgage	440	392	2,075	2,907	1,053,307	1,056,214	2,718
Real estate - construction	-	-	-	-	155,813	155,813	98
Consumer	68	-	-	68	18,992	19,060	21
Total	$6,468	1,775	2,656	10,899	1,475,074	1,485,973	2,837

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans. As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows. This table includes all loans, whether acquired or non-acquired.

March 31, 2017	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$213,036	1,809	1,626	-	216,471
Factored commercial receivables	99,317	-	-	-	99,317
Real estate - mortgage	1,225,276	2,895	11,600	2,659	1,242,430
Real estate - construction	233,062	-	1,705	94	234,861
Consumer	21,750	25	499	39	22,313
Total	$1,792,441	4,729	15,430	2,792	1,815,392

December 31, 2016	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$168,004	1,422	1,559	-	170,985
Factored commercial receivables	83,901	-	-	-	83,901
Real estate - mortgage	1,047,797	2,163	3,586	2,668	1,056,214
Real estate - construction	155,583	-	132	98	155,813
Consumer	18,499	26	514	21	19,060
Total	$1,473,784	3,611	5,791	2,787	1,485,973

The March 31, 2017 totals above include the loans acquired in the Private Bancshares acquisition using risk ratings assigned during the due diligence process. These initial risk ratings were revised as necessary as of March 31, 2017.

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

Investment Securities

Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurements are based on quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques, such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors, such as credit assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or Nasdaq, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises, municipal bonds and other asset-backed securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

The fair value of securities held-to-maturity is estimated using the same measurement techniques as securities available-for-sale.

Other Investments

For disclosure purposes, the carrying amount of other investments approximates their fair value.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired, and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2017 and December 31, 2016, impaired loans were evaluated based on the fair value of the collateral.  Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

For disclosure purposes, the fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable-rate loans, the carrying amount is a reasonable estimate of fair value.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are carried at fair value. The fair value of committed mortgage loans held-for-sale is determined by outstanding commitments from investors, and the fair value of uncommitted loans is based on the current delivery prices in the secondary mortgage market.

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

Although the Company has determined that a majority of the inputs used to value its derivatives falls within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company or the counterparty. However, as of March 31, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

March 31, 2017	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	3,584	-	3,584
Mortgage-backed securities	-	37,324	-	37,324
Municipal securities	-	4,548	-	4,548
Other asset-backed securities	-	26,877	-	26,877
Total investment securities available-for-sale	$-	72,333	-	72,333
Mortgage loans held-for-sale	$-	19,517	-	19,517
Derivative assets	$-	1,072	-	1,072
Derivative liabilities	$-	574	-	574

December 31, 2016	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	3,617	-	3,617
Mortgage-backed securities	-	39,148	-	39,148
Municipal securities	-	4,523	-	4,523
Other asset-backed securities	-	26,092	-	26,092
Total investment securities available-for-sale	-	73,380	-	73,380
Mortgage loans held-for-sale	$-	15,373	-	15,373
Derivative assets	$-	427	-	427
Derivative liabilities	$-	366	-	366

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2017 and December 31, 2016.

March 31, 2017	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	1,849	1,849
Non-accrual loans	-	-	3,017	3,017

December 31, 2016	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	2,068	2,068
Non-accrual loans	-	-	2,837	2,837

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 were as follows:

	Carrying	Estimated Fair Value
March 31, 2017	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$318,730	318,730	-	-
Investment securities held-to-maturity	26,057	-	25,823	-
Investment securities available-for-sale	72,333	-	72,333	-
Other investments	8,338	-	8,338	-
Loans, net	1,802,170	-	1,796,433	3,017
Mortgage loans held-for-sale	19,517	-	19,517	-
Bank-owned life insurance	31,544	-	31,544	-
Derivative assets	1,072	-	1,072	-
Liabilities:
Deposits	2,080,307	-	1,981,452	-
Federal Home Loan Bank advances	7,000	-	7,229	-
Subordinated debt	24,513	-	23,907	-
Derivative liabilities	574	-	574	-

	Carrying	Estimated Fair Value
December 31, 2016	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$217,293	217,293	-	-
Investment securities held-to-maturity	26,329	-	25,894	-
Investment securities available-for-sale	73,380	-	73,380	-
Other investments	7,879	-	7,879	-
Loans, net	1,473,371	-	1,470,491	2,837
Mortgage loans held-for-sale	15,373	-	15,373	-
Bank-owned life insurance	28,034	-	28,034	-
Derivative assets	427	-	427	-
Liabilities:
Deposits	1,667,710	-	1,616,266	-
Federal Home Loan Bank advances	7,000	-	7,247	-
Subordinated debt	24,500	-	22,794	-
Derivative liabilities	366	-	366	-

The inputs used to determine the fair value of other real estate include market conditions, estimated holding period, underlying collateral characteristics and discount rates. The inputs used to determine the fair value of impaired loans include market conditions, loan term, estimated holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2017, there were no changes in the methods and significant inputs used to estimate fair value.

The following table shows the significant unobservable inputs used in the fair value measurement of Level 3 assets.

March 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts			Weighted Average Discounts
Other real estate	$1,849	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	11%	-	35%	11%
Non-accrual loans	3,017	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	34%

December 31, 2016
Other real estate	$2,068	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	11%	-	35%	11%
Non-accrual loans	2,837	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	33%

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

Note 7 – Segment Reporting

The Company’s three reportable segments represent distinct product lines and are viewed separately for strategic planning purposes and internal reporting. The following table is a reconciliation of the reportable segment revenues, expenses and earnings to the Company’s consolidated totals.

	Retail and
	Commercial	Mortgage	Receivables	Elimination
	Banking	Division (1)	Factoring	Entries (2)	Total
For the Three Months Ended March 31, 2017
Interest income	$21,961	222	3,427	(711)	24,899
Interest expense	2,374	95	711	(711)	2,469
Net interest income	19,587	127	2,716	-	22,430
Provision for loan and lease losses	74	-	82	-	156
Noninterest income	1,926	3,476	38	-	5,440
Noninterest expense	13,336	3,628	1,497	-	18,461
Net earnings before tax and noncontrolling interest	8,103	(25)	1,175	-	9,253
Income tax expense	2,592	(10)	259	-	2,841
Noncontrolling interest	-	-	(493)	-	(493)
Net earnings attributable to National Commerce Corporation	$5,511	(15)	423	-	5,919

Total assets as of March 31, 2017	$2,393,681	19,517	118,461	(86,510)	2,445,149

For the Three Months Ended March 31, 2016
Interest income	$15,699	115	2,999	(500)	18,313
Interest expense	1,606	44	500	(500)	1,650
Net interest income	14,093	71	2,499	-	16,663
Provision for loan and lease losses	1,045	-	488	-	1,533
Noninterest income	1,632	1,453	40	-	3,125
Noninterest expense	9,412	1,349	1,292	-	12,053
Net earnings before tax and noncontrolling interest	5,268	175	759	-	6,202
Income tax expense	1,857	67	159	-	2,083
Noncontrolling interest	-	-	(340)	-	(340)
Net earnings attributable to National Commerce Corporation	$3,411	108	260	-	3,779

Total assets as of March 31, 2016	$1,694,223	12,529	95,262	(66,074)	1,735,940

(1) Noninterest income for the mortgage division segment includes intercompany income allocation.

(2) Entry to remove intercompany interest allocated to the receivables factoring segment. For segment reporting purposes, we allocate funding costs to the receivables factoring segment at the federal funds rate plus 2.50%.

Note 8 – Goodwill and Intangibles

Changes to the carrying amount of goodwill for the three months ended March 31, 2017 are provided in the following table.

Balance, December 31, 2016	$50,771
Acquisition of Private Bancshares	48,085
Balance, March 31, 2017	$98,856

The adjustments to goodwill made during the three months ended March 31, 2017 resulted from the acquisition of Private Bancshares, Inc. on January 1, 2017. For additional information on the acquisition, see Note 10 to the unaudited consolidated financial statements below.

A summary of core deposit intangible assets as of March 31, 2017 and December 31, 2016 is as follows.

	March 31, 2017	December 31, 2016
Gross carrying amount	$6,294	3,315
Less: accumulated amortization	(1,631)	(1,283)
Net carrying amount	$4,663	2,032

Note 9 – Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), the FHLB and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At March 31, 2017 and December 31, 2016, the Company’s reserve requirements were approximately $14,209,000 and $8,139,000, respectively.

Note 10 – Acquisition

Effective January 1, 2017, the Company completed its merger with Private Bancshares, Inc. (“Private Bancshares”). Private Bancshares was the parent company of Private Bank of Buckhead, headquartered in Atlanta, Georgia, and was merged with and into NCC. Simultaneously with the holding company merger, Private Bank of Buckhead merged with and into NBC, but NBC continues to operate the former offices of Private Bank of Buckhead under the trade names “Private Bank of Buckhead,” “Private Bank of Decatur” and “PrivatePlus Mortgage.”

At the effective time of the merger, each share of common stock of Private Bancshares issued and outstanding was converted into the right to receive either 0.85417 shares of NCC common stock or cash in the amount of $20.50. The Company paid approximately $8,322,000 in cash and issued 1,809,189 shares of NCC common stock for the issued and outstanding shares of Private Bancshares common stock.

The acquisition of Private Bancshares was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding the methods and assumptions to be used. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

The following table presents the assets acquired and liabilities assumed of Private Bancshares as of January 1, 2017 at their initial fair value estimates:

	As Recorded By	Fair Value		As Recorded
	Private Bancshares	Adjustments		By the Company
Cash and cash equivalents	$17,793	-		17,793
Investment securities	10,030	(312	) a	9,718
Other investments	252	-		252
Mortgage loans held-for-sale	24,628	-		24,628
Loans	266,750	(7,225	) b	260,034
		509	b
Allowance for loan losses	3,306	(3,306	) c	-
Net loans	263,444	(3,410)		260,034
Premises and equipment, net	558	(95	) d	463
Core deposit intangible	-	2,979	e	2,979
Bank-owned life insurance	3,294	-		3,294
Other real estate and repossessions	-	-		-
Other assets	2,569	1,516	f	4,085
Total assets	$322,568	678		323,246

Noninterest-bearing deposits	$135,822	-		135,822
Interest-bearing deposits	150,260	131	g	150,391
Total deposits	286,082	131		286,213

Repurchase liability	2,201	-		2,201
Other liabilities	3,374	(348	) h	3,026
Total liabilities	291,657	(217)		291,440

Net identifiable assets acquired over liabilities assumed	30,911	895		31,806

Goodwill	-	48,085		48,085

Net assets acquired over liabilities assumed	$30,911	48,980		79,891

Consideration:

Shares of common stock issued		1,809,189
Estimated value per share of the Company's stock		$37.15

Fair value of Company stock issued		67,211
Cash paid for shares and in lieu of fractional shares		8,322
Value of assumed stock options and restricted stock units converted to common stock		4,358

Fair value of total consideration transferred		$79,891

Explanation of fair value adjustments

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment reflects the elimination of Private Bancshares’ allowance for loan losses.
d.	Adjustment reflects the write-off of certain fixed assets.
e.	Adjustment reflects the recording of core deposit intangible asset.
f.	Adjustment to record the deferred tax asset created by purchase adjustments.
g.	Adjustment reflects the fair value adjustment to time deposit accounts.
h.	Adjustment to reflect unrecorded liabilities.

The discounts on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

The following unaudited supplemental pro forma information is presented to show estimated results assuming Private Bancshares was acquired as of January 1, 2016. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2016 and should not be considered as representative of future operating results. Pro forma information for 2017 is not necessary because Private Bancshares is included in the Company’s results for the entire three months ended March 31, 2017.

For the Three Months Ended
Performance Measures (pro forma, unaudited)	March 31, 2016
Net interest income	$20,347
Net earnings	$4,423
Diluted earnings per common share	$0.34

Note 11 – Derivative Financial Instruments and Hedging Transactions

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

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. As of March 31, 2017 and December 31, 2016, the approximate fair values and notional amounts of the Company’s derivative instruments, as well as their location on the consolidated balance sheet, were as follows.

	Balance Sheet		Notional
March 31, 2017	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(207)	15,667
Interest rate swaps with customers	Other Assets	$211	40,268
Reciprocal interest rate swaps	Other Liabilities	$(211)	40,268
Forward commitment to sell mortgage-backed securities	Other Liabilities	$(155)	18,000

	Balance Sheet		Notional
December 31, 2016	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(276)	15,847
Interest rate swaps with customers	Other Assets	$91	26,624
Reciprocal interest rate swaps	Other Liabilities	$(91)	26,624
Forward commitment to sell mortgage-backed securities	Other Assets	$90	15,000

During the three months ended March 31, 2017, the Company recognized a gain of approximately $16,000 related to the ineffective portion of derivatives designated as fair value hedges. The gains and losses are included in other income in the consolidated statements of earnings.

Note 12 – Subsequent Event

On April 24, 2017, the Company announced the signing of a definitive agreement providing for the merger of Patriot Bank, headquartered in Trinity, Florida, with and into NBC. Under the terms of the definitive merger agreement, each share of Patriot Bank common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.1711 shares of NCC common stock and $0.725 in cash, without interest. Outstanding options to purchase Patriot Bank common stock will be canceled at the effective time of the merger, with holders of options that have an exercise price of $3.00 and are therefore “in the money” to receive a cash payment of $4.25 for each share of Patriot Bank common stock subject to such options as consideration of the cancellation. The transaction is subject to a number of customary closing conditions, including the receipt of all required regulatory approvals and the approval of the merger by Patriot Bank’s shareholders.

Note 13 – Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019, applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company expects to adopt the guidance upon the next goodwill impairment test in 2017. ASU No. 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently reviewing its portfolio of debt securities to determine the impact that this ASU will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed in our 2016 Annual Report on Form 10-K under “Part I, Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties.

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

Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through seven full-service banking offices in Alabama (in Birmingham, Huntsville, Auburn-Opelika, and Baldwin County) and ten full-service banking offices in central and northeast Florida (in Vero Beach through National Bank of Commerce; in Longwood, Winter Park, Orlando and Oviedo through United Legacy Bank, a division of National Bank of Commerce; and in Tavares, Port Orange, St. Augustine and Ormond Beach through Reunion Bank of Florida, a division of National Bank of Commerce), and two full-service banking offices in the Atlanta, Georgia metro area through Private Bank of Buckhead, a division of National Bank of Commerce. We also own a 70% equity interest in CBI Holding Company, LLC (”CBI”), which owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services primarily to transportation companies and automotive parts and service providers throughout the United States and parts of Canada.

Overview of First Quarter 2017 Results

Net income was $5.9 million in the first quarter ended March 31, 2017, compared to $3.8 million during the first quarter of 2016. Several important measures from the 2017 first quarter include:

●	Net interest margin (taxable equivalent) of 4.18%, compared to 4.21% for the first quarter of 2016.
●	Return on average assets of 1.00%, compared to 0.86% for the first quarter of 2016.

●

First quarter 2017 loan growth (excluding mortgage loans held-for-sale and loans acquired in our acquisition of Private Bancshares, Inc. in January 2017 totaling $259.5 million) of $69.7 million, representing a 19.0% annualized growth rate. Excluding factoring receivables, loans grew $54.3 million, representing a 15.7% annualized growth rate.

●	Increase in deposits of $126.4 million (excluding deposits assumed in our acquisition of Private Bancshares, Inc. in January 2017 totaling $286.2 million).
●	$130.9 million in mortgage production, compared to $63.8 million for the first quarter of 2016.
●	$253.6 million in purchased volume in the factoring division, compared to $178.8 million for the first quarter of 2016.
●	Reduction in nonacquired nonperforming assets to $2.5 million, from $2.7 million at December 31, 2016.
●	Annualized net recoveries of 0.07%, compared to 0.13% in net charge-offs for the first quarter of 2016.
●	Ending book value per share of $24.51.
●	The successful completion of the Private Bancshares, Inc. acquisition on January 1, 2017 and system conversion in March 2017.

Acquisition

On January 1, 2017, the Company closed the previously announced merger of Private Bancshares, Inc. (“Private Bancshares”), the parent company of Private Bank of Buckhead (“PBB”), headquartered in Atlanta, Georgia, with and into NCC. Simultaneously with the holding company merger, PBB merged with and into NBC, but continues to operate under the trade names “Private Bank of Buckhead,” “Private Bank of Decatur” and “PrivatePlus Mortgage.”

In connection with the merger, each share of common stock of Private Bancshares issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive either 0.85417 shares of NCC common stock or cash in the amount of $20.50. NCC paid approximately $8,322,000 in cash and issued 1,809,189 shares of common stock in exchange for all of the issued and outstanding shares of Private Bancshares common stock at the effective time of the merger. See Note 10 to the Unaudited Consolidated Financial Statements for more information on the acquisition.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to NCC’s audited consolidated financial statements for the year ended December 31, 2016, which are contained in our Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant degree of judgment about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the creditworthiness of borrowers and the estimated value of underlying collateral, assumptions about cash flow, determinations of loss factors for estimating credit losses, and judgments regarding the impact of current events, conditions and other factors affecting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we ultimately realize may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional, national and global economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to NCC’s consolidated financial statements for the year ended December 31, 2016, which are contained in our Annual Report on Form 10-K.

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

Mortgage Loans Held-for-Sale

The Company records its mortgage loans held-for-sale at fair value. The fair value of committed residential loans held-for-sale is determined by outstanding commitments from investors, and the fair value of uncommitted loans is based on the current delivery prices in the secondary mortgage market. To mitigate the interest rate risk associated with mandatory delivery, the Company enters into forward commitments to sell mortgage-backed securities and records the change in fair value of these derivatives through income.

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Net Income

During the three months ended March 31, 2017, our net income was $5.9 million, compared to $3.8 million for the three months ended March 31, 2016, an increase of 56.6%. Our results of operations for the three months ended March 31, 2017 included the results of Private Bancshares. We acquired Private Bancshares on January 1, 2017, and, therefore, its results are not included in our results of operations for three months ended March 31, 2016.

The primary reasons for the increase in net income for the three months ended March 31, 2017 compared to the same period of 2016 was an increase in net interest income and lower provision for loan losses. During the three months ended March 31, 2017, net interest income was $22.4 million, an increase of $5.8 million, or 34.6%, compared to the three months ended March 31, 2016. This increase was a result of higher levels of loan volume and other earning assets from organic growth and the acquisition of Private Bancshares. Total noninterest income during the three months ended March 31, 2017 was $5.4 million, an increase of $2.3 million compared to the three months ended March 31, 2016. The largest increase in noninterest income during the first quarter of 2017 was in revenue from the mortgage division. During the three months ended March 31, 2017, mortgage origination and fee income increased $1.8 million. The provision for loan losses during the three months ended March 31, 2017 was $156 thousand, compared to $1.5 million during the three months ended March 31, 2016.

The increased net interest income and noninterest income was partially offset by an increase in other noninterest expense during the three months ended March 31, 2017. Total noninterest expense during the three months ended March 31, 2017 was $18.5 million, an increase of $6.4 million, or 53.2%, compared to the three months ended March 31, 2016. This increase was primarily a result of the addition of the operating expenses of Private Bancshares and costs associated with the growth of the Company. Private Bancshares was not included in our results of operations for the three months ended March 31, 2016.

The largest contributors to the changes in our net interest income, noninterest income and noninterest expense for the three months ended March 31, 2017 compared to the same period of 2016 were the additional revenues and expenses of Private Bancshares, which we acquired on January 1, 2017. During the three months ended March 31, 2017, net interest income, noninterest income and noninterest expense attributable to the acquired operations of Private Bancshares were approximately $4.1 million, $1.5 million and $4.1 million, respectively.

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

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Three Months Ended
(Dollars in thousands)	March 31, 2017				March 31, 2016
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans (1)	$1,793,241	$23,377	5.29%	$1,352,737	$17,373	5.17%
Mortgage loans held-for-sale	21,809	222	4.13	10,503	115	4.40
Securities:
Taxable securities	88,062	571	2.63	61,764	412	2.68
Tax-exempt securities (1)	25,824	317	4.98	26,041	317	4.90
Cash balances in other banks	258,672	535	0.84	151,318	218	0.58
Total interest-earning assets	2,187,608	$25,022	4.64	1,602,363	$18,435	4.63
Noninterest-earning assets	220,006			156,260
Total assets	$2,407,614			$1,758,623

Liabilities and shareholders' equity
Interest-bearing transaction accounts	$332,361	$217	0.26%	$204,339	$123	0.24%
Savings and money market deposits	804,537	1,096	0.55	620,429	762	0.49
Time deposits	306,404	697	0.92	306,106	684	0.90
Federal Home Loan Bank advances and other borrowed money	9,016	71	3.19	10,959	81	2.97
Subordinated debt	24,507	388	6.42	-	-	-
Total interest-bearing liabilities	1,476,825	$2,469	0.68	1,141,833	$1,650	0.58
Noninterest-bearing deposits	600,897			386,674
Total funding sources	2,077,722			1,528,507
Noninterest-bearing liabilities	16,921			11,386
Shareholders' equity	312,971			218,730
Total liabilities and shareholders equity	$2,407,614			$1,758,623
Net interest rate spread			3.96%			4.05%
Net interest income/margin (taxable equivalent)		22,553	4.18%		16,785	4.21%
Tax equivalent adjustment		123			122
Net interest income/margin		$22,430	4.16%		$16,663	4.18%

(1)	Yields on tax-exempt loans and securities have been computed on a tax-equivalent basis using an income tax rate of 37%.

Net interest income increased by $5.8 million, or 34.6%, to $22.4 million for the three months ended March 31, 2017, compared to $16.7 million for the same period of 2016. The increase was due to an increase in interest income of $6.6 million, resulting from higher levels of loan volume from organic growth and the acquisition of Private Bancshares. This increase in interest income was partially offset by an $819 thousand increase in interest expense due to higher levels of interest-bearing liabilities from organic growth and the acquisition of Private Bancshares. The increase in interest income was primarily due to a 32.6% increase in average loans outstanding for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The resulting net interest margin for the three months ended March 31, 2017 was 4.16%, compared to 4.18% for the three months ended March 31, 2016.

Interest-earning assets averaged $2.2 billion for the three months ended March 31, 2017, compared to $1.6 billion for the three months ended March 31, 2016, an increase of $585.2 million, or 36.5%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased 1 basis point, to 4.64% for the three months ended March 31, 2017, compared to 4.63% for the three months ended March 31, 2016. During the three months ended March 31, 2017, the loan yield was 5.29%, compared to 5.17% during the three months ended March 31, 2016. The increase in loan yield was attributable to increased accretion on our acquired loans, higher rates on the Private Bancshares loans than on the rest of our existing portfolio and increased rates on floating rate loans resulting from increases in short-term interest rate indices, such as the prime rate and 30-day LIBOR rates. Private Bancshares contributed average loan balances of $269.9 million during the three months ended March 31, 2017.

Interest-bearing liabilities averaged $1.5 billion for the three months ended March 31, 2017, compared to $1.1 billion for the three months ended March 31, 2016, an increase of $335.0 million, or 29.3%. The rate on total interest-bearing liabilities was 68 basis points for the three months ended March 31, 2017, compared to 58 basis points for the three months ended March 31, 2016. The increase in average deposits was due to organic deposit production and the inclusion of Private Bancshares’ deposits in our results for the three months ended March 31, 2017. Interest-bearing liability costs declined due to a change in the makeup of the deposit base. During the three months ended March 31, 2017, a higher proportion of our deposits was in lower-cost account types, with a corresponding reduction in the portion of the deposit base represented by higher-cost time deposits.

Average noninterest-bearing deposits increased to $600.9 million during the three months ended March 31, 2017, representing an increase of $214.2 million compared to the three months ended March 31, 2016.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2017 vs. 2016
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$5,600	$404	$6,004
Mortgage loans held-for-sale	114	(7)	107
Securities:
Taxable securities	167	(8)	159
Tax-exempt securities	(3)	3	-
Cash balances in other banks	194	123	317
Total interest-earning assets	$6,072	$515	$6,587

Interest-bearing liabilities
Interest-bearing transaction accounts	$82	$12	$94
Savings and money market deposits	238	96	334
Time deposits	-	13	13
Federal Home Loan Bank advances and other borrowed money	(15)	5	(10)
Subordinated debt	388	-	388
Total interest-bearing liabilities	$693	$126	$819

Net interest income
Net interest income (taxable equivalent)	5,379	389	5,768
Taxable equivalent adjustment	1	-	1
Net interest income	$5,378	$389	$5,767

Provision for Loan Losses

During the three months ended March 31, 2017, we recorded a provision for loan losses of $156 thousand, compared to $1.5 million during the three months ended March 31, 2016. The lower provision expense during the three months ended March 31, 2017 was a result of net recoveries of $296 thousand during the period and improving asset quality indicators. Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the proper level of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment and an impairment is deemed necessary, the impaired portion of the loan amount is charged off. As of March 31, 2017, $44 thousand of our recorded allowance was related to impaired loans.

Noninterest Income

In addition to net interest margin, we generate other types of recurring noninterest income from our operations. Our banking operations generate revenue from service charges and fees on deposit accounts. Our mortgage division generates revenue from originating and selling mortgages, and we have a revenue-sharing relationship with a registered broker-dealer. In addition to these types of recurring noninterest income, NBC owns life insurance on several key employees and records income on the increase in the cash surrender value of these policies. NBC also earns revenue as a sponsor bank for a provider of electronic transaction processing services for retail merchants and the consumer finance industry. This sponsorship into the VISA and MasterCard networks allows the processor to accept debit and credit card transactions, and we earn a fee on each such transaction.

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	For the Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2017	2016
Service charges and fees on deposit accounts	$667	$480
Mortgage origination and fee income	3,145	1,392
Merchant sponsorship revenue	744	522
Income from bank-owned life insurance	216	204
Wealth management fees	10	13
(Loss) gain on sale of other real estate	(1)	156
Other noninterest income	659	358
Total noninterest income	$5,440	$3,125

Noninterest income for the three months ended March 31, 2017 and 2016 was $5.4 million and $3.1 million, respectively. The inclusion of Private Bancshares in our results of operations for the three months ended March 31, 2017 accounted for approximately $1.5 million of the $2.3 million increase recorded in noninterest income during the three months ended March 31, 2017.

All categories of noninterest income (except for wealth management fees) experienced an increase during the three months ended March 31, 2017 compared to same period in 2016. The mortgage division income increased $1.8 million during the three months ended March 31, 2017 and totaled $3.1 million for this period, compared to $1.4 million during the three months ended March 31, 2016. A large portion of this increase was due to the acquisition of Private Bancshares, which had a large retail mortgage operation. Increased production led to higher mortgage division income. During the three months ended March 31, 2017, total production was $130.9 million, compared to $63.8 million during the three months ended March 31, 2016. During the three months ended March 31, 2017, refinance activity accounted for 27.4% of production volume, compared to 18.2% during the same period in 2016. In addition to adding the mortgage operations of Private Bancshares, we are expanding this business line in several markets in Florida and Georgia.

Service charges and fees on deposit accounts increased $187 thousand, to $667 thousand for the three months ended March 31, 2017, compared to $480 thousand for the three months ended March 31, 2016. The addition of Private Bancshares contributed $106 thousand to this increase, and the remaining portion of this increase was the result of an increase in the number of deposit accounts as we continue to increase the number of accounts in our markets. Income from bank-owned life insurance increased $12 thousand to $216 thousand for the three months ended March 31, 2017, compared to $204 thousand for the three months ended March 31, 2016.

During the three months ended March 31, 2017, merchant sponsorship revenue increased $222 thousand to $744 thousand for the three months ended March 31, 2017, compared to $522 thousand for the three months ended March 31, 2016. The increase is due to growth in the volume of transactions we processed.

Noninterest Expense

The increase in our total noninterest expense during the three months ended March 31, 2017 reflects the continued growth of the Company (organic growth and growth through acquisitions), as well as the expansion of our operational framework, employee base and facilities infrastructure as we build the foundation to support our growth strategies.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2017	2016
Salaries and employee benefits	$10,073	$6,945
Commission-based compensation	1,723	875
Occupancy and equipment expense	1,473	1,135
Data processing expenses	948	667
Advertising and marketing expenses	468	160
Legal fees	233	122
FDIC insurance assessments	258	263
Property and casualty insurance premiums	143	223
Accounting and audit expenses	318	250
Consulting and other professional expenses	497	243
Telecommunications expenses	186	159
Other real estate owned, repossessed asset and other collection expenses	272	59
Core deposit intangible amortization	348	191
Other noninterest expense	1,521	761
Total noninterest expense	$18,461	$12,053

Noninterest expense for the three months ended March 31, 2017 and 2016 was $18.5 million and $12.1 million, respectively. The inclusion of Private Bancshares in our results of operations for the three months ended March 31, 2017 accounted for approximately $4.1 million of the $6.4 million increase in noninterest expense recorded during the three months ended March 31, 2017.

Two of the largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits and commission-based compensation. Salaries continue to increase as our company grows and we expand our presence in the markets we serve. Higher incentive compensation accruals during the three months ended March 31, 2017 contributed to the increase in salaries and employee benefits. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at Corporate Billing. The higher levels of revenue for the mortgage division, including the addition of Private Bancshares, contributed to the increased commission-based compensation during the three months ended March 31, 2017.   Additionally, salaries and benefits and commission-based compensation for Private Bancshares employees contributed approximately $2.6 million of the $4.0 million increase in salaries and employee benefits and commission-based compensation expense recorded during the three months ended March 31, 2017.

Many categories of noninterest expense increased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This was largely a result of the additional expenses associated with the operations of Private Bancshares, including the costs to convert Private Bank of Buckhead’s systems to our core operating system. Other noninterest expense for the three months ended March 31, 2017 includes a non-cash write-down of other real estate totaling $219 thousand.

Income Tax Provision

We recognized income tax expense of $2.8 million during the three months ended March 31, 2017, compared to $2.1 million during the three months ended March 31, 2016. The increase in income tax expense during the first three months of 2017 was due to the increase in our pre-tax income. The effective tax rate for the first three months of 2017 was 30.7% (32.4% including the minority interest in CBI), compared to 33.6% (35.5% including the minority interest in CBI) during the first three months of 2016. During the three months ended March 31, 2017, the Company adopted ASU No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. Upon adoption, the excess tax benefit from issuing share-based payments to employees is recorded as a reduction of tax expense. During the first three months of 2017, we recorded a tax benefit of $286 thousand, lowering our effective tax rate for the period. The effective tax rate is also affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at March 31, 2017 and December 31, 2016

Overview

Our total assets increased $494.4 million, or 25.3%, from $2.0 billion at December 31, 2016 to $2.4 billion at March 31, 2017. Cash and cash equivalents increased by $101.4 million during the first three months of 2017. Loans increased by $329.3 million, or 22.2%, during the first three months of 2017. The Private Bancshares acquisition added total assets and loans of $323.2 million and $260.0 million, respectively.

During the first three months of 2017, deposits increased $412.6 million and totaled $2.1 billion at March 31, 2017. The Private Bancshares acquisition added $286.2 million in deposits. The remaining increase was a result of organic deposit growth in our existing markets. Some of this growth is seasonal in nature and is expected to decrease during the second quarter of 2017. Deposit production is one of our primary focuses, as deposits serve as a low-cost funding source for the operations of the Bank.

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

During the three months ended March 31, 2017, we elected to use a portion of our balance sheet liquidity to invest $7.0 million in a United States Treasury security for pledging purposes and $3.3 million in other asset-backed securities. We may invest excess liquidity in securities when management determines that the yield, liquidity and interest rate risk are appropriate.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2017 and December 31, 2016.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of
	March 31,		December 31,
(Dollars in thousands)	2017		2016
	Cost	Market	Cost	Market
U.S. government agency obligations (excluding mortgage-backed securities)	$3,620	3,584	3,653	3,617
Securities issued by states and political subdivisions	4,406	4,548	4,406	4,523
Residential mortgage pass-through securities	37,062	37,324	38,946	39,148
Other asset-backed securities	26,746	26,877	25,991	26,092
Total investment securities available-for-sale	$71,834	72,333	72,996	73,380

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of
	March 31,		December 31,
(Dollars in thousands)	2017		2016
	Cost	Market	Cost	Market
Securities issued by states and political subdivisions	$21,294	21,075	21,308	20,900
Residential mortgage pass-through securities	4,763	4,748	5,021	4,994
Total investment securities held-to-maturity	$26,057	25,823	26,329	25,894

We invest primarily in mortgage-backed securities, municipal securities and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). During 2016, we began investing in other asset-backed securities. These securities are collateralized by commercial loans, and we have invested in tranches rated AAA, AA and A by Standard & Poor’s and/or Moody’s.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that management attempts to control and counterbalance. Total loans averaged $1.8 billion during the three months ended March 31, 2017, or 82.0% of average earning assets, compared to $1.4 billion, or 84.4% of average earning assets, for the three months ended March 31, 2016. At March 31, 2017, total loans, net of unearned income, were $1.8 billion, compared to $1.5 billion at December 31, 2016, an increase of $329.3 million, or 22.2%. Excluding the loans acquired in the Private Bancshares acquisition, loans increased by $69.2 million, or 4.7%.

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

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	As of
	March 31,		December 31,
(Dollars in thousands)	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Construction, land development, and other land loans	$234,861	12.94%	$155,813	10.49%
Secured by farmland	16,824	0.93	15,036	1.01
Secured by 1-4 family residential properties	446,412	24.59	387,342	26.07
Secured by multifamily (5 or more) residential properties	50,624	2.79	47,060	3.17
Secured by nonfarm nonresidential properties	728,570	40.13	606,776	40.83
Loans secured by real estate	1,477,291	81.38	1,212,027	81.57
Commercial and industrial loans	195,206	10.75	150,268	10.11
Factored commercial receivables	99,317	5.47	83,901	5.65
Consumer loans	22,313	1.23	19,060	1.28
Other loans	21,265	1.17	20,717	1.39
Total gross loans	1,815,392	100.00%	1,485,973	100.00%
Unearned income	(657)		(489)
Total loans, net of unearned income	1,814,735		1,485,484
Allowance for loan losses	(12,565)		(12,113)
Total net loans	$1,802,170		$1,473,371

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

The principal component of our loan portfolio is loans secured by real estate. At March 31, 2017, this category totaled $1.5 billion and represented 81.4% of our total loan portfolio, compared to $1.2 billion, or 81.6% of the total loan portfolio, at December 31, 2016. Each category of real estate mortgage loans increased during the first three months of 2017.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $121.8 million, or 20.1%, to $728.6 million at March 31, 2017, compared to $606.8 million at December 31, 2016. Excluding the acquired Private Bancshares loans, commercial mortgage loans increased by $23.0 million, or 3.8%, during the three months ended March 31, 2017. Commercial mortgage loans comprise the single largest category of our loans, and at March 31, 2017, accounted for 40.1% of our entire loan portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally comprised a large portion of our loan portfolio. Of the $728.6 million in total commercial mortgage loans at March 31, 2017, approximately $299.5 million were loans secured by owner-occupied properties.

Residential mortgage loans increased by $59.1 million, or 15.3%, to $446.4 million at March 31, 2017, compared to $387.3 million at December 31, 2016. Excluding the acquired Private Bancshares loans, residential mortgage loans increased by $11.5 million, or 3.0%, during the three months ended March 31, 2017. At March 31, 2017, residential mortgages accounted for 24.6% of our entire loan portfolio.

Real estate construction, land development and other land loans totaled $234.9 million at March 31, 2017, an increase of 50.7% from $155.8 million at December 31, 2016. Excluding the acquired Private Bancshares loans, real estate construction, land development and other land loans increased by $11.7 million, or 7.5%, during the three months ended March 31, 2017. At March 31, 2017, this loan type accounted for 12.9% of our total loan portfolio.

Commercial and industrial loans totaled $195.2 million at March 31, 2017, an increase of 29.9% from $150.3 million at December 31, 2016. Excluding the acquired Private Bancshares loans, commercial and industrial loans increased by $10.4 million, or 6.9%, during the three months ended March 31, 2017. At March 31, 2017, this loan type accounted for 10.8% of our total loan portfolio.

Factored commercial receivables totaled $99.3 million at March 31, 2017, compared to $83.9 million at December 31, 2016. This balance fluctuates based on several variables, such as when receivables are purchased and when and how quickly payments are received. During the three months ended March 31, 2017, we purchased approximately $50 million in receivables from a new customer. During March 2017, we decided to discontinue purchases from this customer and at March 31, 2017, $9.7 million of our factored commercial receivables outstanding balance was from this customer.

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

ALLOWANCE FOR LOAN LOSSES

	As of and for the Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Total loans oustanding, net of unearned income	$1,814,735	$1,383,539
Average loans oustanding, net of unearned income	$1,793,241	$1,352,737
Allowance for loan losses at beginning of period	$12,113	$9,842
Charge-offs:
Loans secured by real estate	-	-
Commercial and industrial loans	-	-
Factored receivables	630	888
Consumer loans	30	27
All other loans	1	1
Total charge-offs	661	916
Recoveries:
Loans secured by real estate	4	50
Commercial and industrial loans	3	6
Factored receivables	548	400
Consumer loans	2	4
All other loans	400	8
Total recoveries	957	468
Net (recoveries) charge-offs	(296)	448
Provision for loan losses	156	1,533
Allowance for loan losses at period end	$12,565	$10,927
Allowance for loan losses to period end loans	0.69%	0.79%
Net (recoveries) charge-offs to average loans	(0.07)%	0.13%

The table above does not include the allowances of United Legacy Bank (”United”), Reunion Bank of Florida (“RBF”) or Private Bancshares that were established prior to each bank's respective date of acquisition. In accordance with ASC Topic 805, Business Combinations, United’s, RBF’s and Private Bancshares' allowances for loan losses were not brought forward at acquisition; instead, the acquired loans were recorded at fair value, and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At March 31, 2017, our total acquired loan portfolios totaled $561.5 million and had an aggregate related non-accretable difference of $8.4 million and accretable discount of $5.7 million.

For the acquired loan portfolio, the allowance is determined for each loan pool and compared to the remaining discount for that pool. If the allowance amount calculated under the Company’s methodology is greater than the Company’s remaining discount, this amount is added to the reported allowance through a provision for loan losses. If the allowance amount calculated under the Company’s methodology is less than the Company’s recorded discount, no additional allowance or provision is recognized. Our analysis indicates that no additional allowance is necessary on our acquired loan portfolio at this time.

Overall, asset quality indicators have remained steady or even improved, and, as a result, provision expense has been minimal. During the three months ended March 31, 2017, we recorded a provision expense of $156 thousand.

Allocation of the Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of
	March 31,		December 31,
(Dollars in thousands)	2017		2016
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$1,535	11.92%	$1,588	11.51%
Factored receivables	500	5.47	500	5.65
Real estate - mortgage	8,546	68.44	8,465	71.07
Real estate - construction	1,806	12.94	1,369	10.49
Consumer	178	1.23	191	1.28
	$12,565	100.00%	$12,113	100.00%

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

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated.

NONPERFORMING ASSETS

	As of and for the Three Months Ended
	March 31,		December 31,
(Dollars in thousands)	2017	2016	2016

Nonaccrual loans	$3,017	3,801	2,837
Loans past due 90 days or more and still accruing	538	452	581
Total nonperforming loans	3,555	4,253	3,418
Other real estate and repossessed assets	1,849	2,884	2,068
Total nonperforming assets	$5,404	7,137	5,486
Allowance for loan losses to period-end loans	0.69%	0.79%	0.82%
Allowance for loan losses to period-end nonperforming loans	353.45	256.92	354.39
Net (recoveries) charge-offs to average loans	(0.07)	0.13	0.07
Nonperforming assets to period-end loans and foreclosed property and repossessed assets	0.30	0.51	0.37
Nonperforming loans to period-end loans	0.20	0.31	0.23

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

Total nonperforming assets decreased by $82 thousand to $5.4 million at March 31, 2017, from $5.5 million at December 31, 2016. Asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of
	March 31,		December 31,
(Dollars in thousands)	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$617,851	29.70%	$429,030	25.73%
Interest-bearing demand	345,602	16.61	262,261	15.73
Savings and money market	820,206	39.43	703,289	42.17
Time less than $100k	64,688	3.11	64,073	3.84
Time equal to or greater than $100k and less than $250k	79,626	3.83	73,028	4.38
Time equal to or greater than $250k	152,334	7.32	136,029	8.15
Total deposits	$2,080,307	100.00%	$1,667,710	100.00%

Total deposits were $2.1 billion at March 31, 2017, an increase of $412.6 million from December 31, 2016. Excluding the acquired Private Bancshares deposits, deposits increased by $126.4 million, or 7.6%, during the three months ended March 31, 2017.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One of our sources of wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $7.0 million at March 31, 2017 and December 31, 2016. We have not initiated any additional borrowings from the FHLB since 2012. During 2014, we issued $48.9 million of brokered deposits to fund a portion of the Bank’s acquisition of its controlling interest in Corporate Billing. Several of these brokered deposits have matured, and as of March 31, 2017, we had $23.7 million of brokered deposits outstanding. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit that mature in three to five years at rates that are lower than we would offer in our local markets, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificates of deposit balances of $5.4 million and $6.7 million at March 31, 2017 and December 31, 2016, respectively. The decrease during the first three months of 2017 was primarily due to maturities.

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

Cash and cash equivalents at March 31, 2017 and December 31, 2016 were $318.7 million and $217.3 million, respectively. Based on the balance of cash and cash equivalents, we believe that our liquidity resources were sufficient at March 31, 2017 to fund loans and meet our other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS
As of March 31, 2017

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$-	$7,000	$-	$-	$7,000
Subordinated debt	-	-	-	24,513	24,513
Certificates of deposit of less than $100k	42,284	16,988	5,365	51	64,688
Certificates of deposit of $100k or more	155,135	43,326	33,325	174	231,960
Operating leases	1,729	2,598	2,279	4,215	10,821
Total contractual obligations	$199,148	$69,912	$40,969	$28,953	$338,982

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

Our off-balance sheet arrangements are summarized in the following table as of the dates indicated.

CREDIT EXTENSION COMMITMENTS

	As of
	March 31,	December 31,
(Dollars in thousands)	2017	2016
Unfunded lines	$460,500	$337,415
Letters of credit	13,286	11,766
Total credit extension commitments	$473,786	349,181

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

The following table illustrates our interest rate sensitivity at March 31, 2017, assuming that the relevant assets and liabilities are collected and paid, respectively, based on historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS
As of March 31, 2017

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$823,281	57,184	175,461	295,260	338,172	144,894	1,834,252
Securities	26,645	5,653	6,371	10,634	11,610	37,477	98,390
Cash balances in other banks	278,493	-	-	-	-	-	278,493
Total interest-earning assets	$1,128,419	62,837	181,832	305,894	349,782	182,371	2,211,135

Interest-bearing liabilities
Interest-bearing transactions accounts	$140,485	4,482	20,169	53,784	48,059	78,623	345,602
Savings and money market deposits	487,167	9,186	41,340	86,230	62,220	134,063	820,206
Time deposits	14,472	55,745	127,204	60,314	38,689	224	296,648
Federal Home Loan Bank and other borrowed money	-	-	-	7,000	-	-	7,000
Subordinated debt	-	-	-	-	24,513	-	24,513
Total interest-bearing liabilities	$642,124	69,413	188,713	207,328	173,481	212,910	1,493,969

Interest sensitivity gap
Period gap	$486,295	(6,576)	(6,881)	98,566	176,301	(30,539)	717,166
Cumulative gap	486,295	479,719	472,838	571,404	747,705	717,166
Cumulative gap - Rate-Sensitive Assets/Rate-Sensitive Liabilities	21.99%	21.70	21.38	25.84	33.82	32.43

(1) Includes mortgage loans held-for-sale

We generally benefit from an increase in market rates of interest when we have an asset-sensitive gap (a positive number) and from a decrease in market interest rates when we have a liability-sensitive gap (a negative number). As shown in the table above, we are asset-sensitive on a cumulative basis throughout all timeframes presented. The interest sensitivity “gap” analysis presents only a static view of the timing and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short timeframe, but those are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. For this and other reasons, we rely more on the simulation analysis (as described above) in managing interest rate risk. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Market Risk

Our earnings are dependent, to a large degree, on our net interest income, which is the difference between interest income earned on all earning assets, primarily consisting of loans and securities, and interest paid on all interest-bearing liabilities, primarily consisting of deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from inherent interest rate risk in our lending, investing and deposit-gathering activities. We seek to reduce our exposure to market risk through actively monitoring and managing interest rate risk. Management relies on static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest-earning assets and interest-bearing liabilities, which quantifies, to a large extent, the degree of market risk inherent in our balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest-bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 400 basis points below the current prevailing rates to 400 basis points above the current prevailing rates. We make certain assumptions regarding the effect that varying levels of interest rates have on certain earning assets and interest-bearing liabilities, based on both historical experience and consensus estimates of outside sources. We also manage interest rate risk by entering into derivative contracts to modify the characteristics of the related balance sheet instruments in order to reduce the adverse effect of changes in interest rates. To mitigate the interest rate risk associated with mandatory delivery of mortgage loans, we enter into forward commitments to sell mortgage-backed securities. See Note 11 to the Unaudited Consolidated Financial Statements for more information on derivative instruments.

The following table illustrates the results of our simulation analysis to determine the extent to which market risk would affect net interest margin for the next twelve months if prevailing interest rates increased or decreased by the specified amounts from current rates. As described above, this model uses estimates and assumptions regarding the manner in which asset and liability accounts will react to changes in prevailing interest rates. However, to isolate the market risk inherent in the balance sheet, the model assumes that no growth in the balance sheet occurs during the projection period. The model also assumes an immediate and parallel shift in interest rates, which would result in no change in the shape or slope of the interest rate yield curve. Because of the inherent use of these estimates and assumptions in the simulation model to derive this market risk information, the actual results of the future impact of market risk on our net interest margin may (and likely will) differ from those set forth in the table. The scenarios are inclusive of all interest rate hedging activities.

	MARKET RISK
	Impact on Net Interest Income
	As of
	March 31,	December 31,
Change in prevailing interest rates	2017	2016
+400 basis points	21.70%	22.37%
+300 basis points	16.30	16.79
+200 basis points	10.89	11.20
+100 basis points	5.37	5.51
0 basis points	-	-
-100 basis points	(6.52)	(5.31)
-200 basis points	(12.87)	(11.75)
-300 basis points	(16.70)	(16.32)
-400 basis points	(20.06)	(20.19)

Capital Resources

Total shareholders’ equity attributable to NCC at March 31, 2017 was $310.0 million, or 12.7% of total assets. At December 31, 2016, total shareholders’ equity attributable to NCC was $229.7 million, or 11.8% of total assets. The increase in shareholders’ equity during the first quarter of 2017 was primarily attributable to our acquisition of Private Bancshares, the exercise of options to purchase our common stock and other share-based compensation and net income.

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

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures, such as common equity Tier 1 capital, Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well−capitalized” institution under applicable federal regulations. As of March 31, 2017, the Bank was “well-capitalized” under the regulatory framework for prompt corrective action.

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

The following table sets forth selected consolidated capital ratios at March 31, 2017 and December 31, 2016 for both NBC and NCC.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$241,126	13.07%	$147,606	8.00%	N/A	N/A
NBC	$211,336	11.46%	$147,514	8.00%	$184,393	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$204,048	11.06%	$110,704	6.00%	N/A	N/A
NBC	$198,771	10.78%	$110,635	6.00%	$147,514	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$204,048	11.06%	$83,028	4.50%	N/A	N/A
NBC	$198,771	10.78%	$82,976	4.50%	$119,855	6.50%
Tier 1 Capital (to Average Assets)
NCC	$204,048	8.86%	$92,089	4.00%	N/A	N/A
NBC	$198,771	8.64%	$91,986	4.00%	$114,983	5.00%

As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$208,664	13.90%	$120,102	8.00%	N/A	N/A
NBC	$178,150	11.88%	$120,007	8.00%	$150,008	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$90,076	6.00%	N/A	N/A
NBC	$166,037	11.07%	$90,005	6.00%	$120,007	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$67,557	4.50%	N/A	N/A
NBC	$166,037	11.07%	$67,504	4.50%	$97,506	6.50%
Tier 1 Capital (to Average Assets)
NCC	$172,051	9.57%	$71,909	4.00%	N/A	N/A
NBC	$166,037	9.25%	$71,822	4.00%	$89,777	5.00%

Banking regulations limit the amount of dividends that a bank can pay without the prior approval of its regulatory authorities. These restrictions are based on levels of regulatory classified assets, prior years’ net earnings and the ratio of equity capital to assets. The Bank is currently permitted to pay dividends to NCC, subject to safety and soundness requirements and other limitations imposed by law and federal regulatory authorities. However, NCC’s board of directors has not declared a dividend since its inception and has no current plans to do so. Future determinations regarding our dividend policy will be made at the discretion of NCC’s board of directors based on factors that it deems relevant at that time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is contained in Part I, Item 2 herein under the heading “Interest Sensitivity and Market Risk.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1

Agreement and Plan of Merger, dated as of April 24, 2017, by and among National Commerce Corporation, National Bank of Commerce and Patriot Bank ((incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36878), filed with the Securities and Exchange Commission on April 24, 2017)

3.1

Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

3.1A

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE CORPORATION (Registrant)

Date: May 10, 2017	/s/ John H. Holcomb, III
John H. Holcomb, III Chief Executive Officer and Chairman of the Board

Date: May 10, 2017	/s/ William E. Matthews, V
William E. Matthews, V Chief Financial Officer and Vice Chairman of the Board