Form 10-Q
period 2017-06-30
National Commerce Corp
filed 2017-08-09
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 9, 2017
Common stock, $0.01 par value	14,070,528 shares

NATIONAL COMMERCE CORPORATION

FORM 10-Q

i

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “National Commerce Corporation,” “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation and its consolidated affiliates as of June 30, 2017.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$27,619	35,897
Interest-bearing deposits with banks	197,141	181,396
Cash and cash equivalents	224,760	217,293
Investment securities held-to-maturity (fair value of $26,288 and $25,894 at June 30, 2017 and December 31, 2016, respectively)	26,107	26,329
Investment securities available-for-sale	75,462	73,380
Other investments	10,600	7,879
Mortgage loans held-for-sale	19,482	15,373
Loans, net of unearned income	1,878,594	1,485,484
Less: allowance for loan losses	13,407	12,113
Loans, net	1,865,187	1,473,371
Premises and equipment, net	35,141	31,884
Accrued interest receivable	5,082	4,129
Bank-owned life insurance	31,762	28,034
Other real estate	-	2,068
Deferred tax assets, net	14,809	13,486
Goodwill	98,955	50,771
Core deposit intangible, net	4,315	2,032
Other assets	6,390	4,755
Total assets	$2,418,052	1,950,784

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$608,280	429,030
Interest-bearing demand	322,020	262,261
Savings and money market	810,941	703,289
Time	263,287	273,130
Total deposits	2,004,528	1,667,710
Federal Home Loan Bank advances	7,000	7,000
Subordinated debt	24,527	24,500
Accrued interest payable	709	829
Other liabilities	18,028	13,701
Total liabilities	2,054,792	1,713,740

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 14,070,528 and 10,934,541 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	141	109
Additional paid-in capital	318,932	205,372
Retained earnings	36,373	24,005
Accumulated other comprehensive income	448	249
Total shareholders' equity attributable to National Commerce Corporation	355,894	229,735
Noncontrolling interest	7,366	7,309
Total shareholders' equity	363,260	237,044
Total liabilities and shareholders' equity	$2,418,052	1,950,784

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Earnings

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and dividend income:
Interest and fees on loans	$24,987	17,669	$48,580	35,152
Interest and dividends on taxable investment securities	606	383	1,177	795
Interest on non-taxable investment securities	197	201	397	401
Interest on interest-bearing deposits and federal funds sold	676	129	1,211	347
Total interest income	26,466	18,382	51,365	36,695
Interest expense:
Interest on deposits	2,054	1,476	4,064	3,045
Interest on borrowings	70	71	141	152
Interest on subordinated debt	389	183	777	183
Total interest expense	2,513	1,730	4,982	3,380
Net interest income	23,953	16,652	46,383	33,315
Provision for loan losses	1,155	901	1,311	2,434
Net interest income after provision for loan losses	22,798	15,751	45,072	30,881
Other income:
Service charges and fees on deposit accounts	640	505	1,307	985
Mortgage origination and fee income	3,154	1,627	6,299	3,019
Merchant sponsorship revenue	602	491	1,346	1,013
Income from bank-owned life insurance	219	204	435	408
Wealth management fees	14	11	24	24
Gain on other real estate, net	105	119	104	275
Gain on sale of investment securities available-for-sale	28	-	28	-
Other	338	400	997	758
Total other income	5,100	3,357	10,540	6,482
Other expense:
Salaries and employee benefits	9,663	6,907	19,736	13,852
Commission-based compensation	1,684	1,036	3,407	1,911
Occupancy and equipment	1,479	1,131	2,952	2,266
Core deposit intangible amortization	348	192	696	383
Other	4,563	2,988	9,407	5,895
Total other expense	17,737	12,254	36,198	24,307
Earnings before income taxes	10,161	6,854	19,414	13,056
Income tax expense	3,281	2,072	6,122	4,155
Net earnings	6,880	4,782	13,292	8,901
Less: Net earnings attributable to noncontrolling interest	431	428	924	768
Net earnings attributable to National Commerce Corporation	$6,449	4,354	$12,368	8,133

Basic earnings per common share	$0.49	0.40	$0.95	0.75
Diluted earnings per common share	$0.48	0.39	$0.92	0.74

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings	$6,449	$4,354	$12,368	8,133
Other comprehensive income, net of tax:
Unrealized gains on investment securities available-for-sale:
Unrealized gains arising during the period, net of tax of $76, $98, $117 and $240, respectively	142	180	216	446
Reclassification adjustment for gains included in net earnings, net of tax of $11 in 2017	(17)	-	(17)	-
Other comprehensive income	125	180	199	446
Comprehensive income	$6,574	$4,534	$12,567	8,579

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Income	Interest	Total
Balance, December 31, 2016	$109	205,372	24,005	249	7,309	237,044

Share-based compensation expense	-	829	-	-	-	829
Net earnings attributable to National Commerce Corporation	-	-	12,368	-	-	12,368
Exercise of stock options and issuance of performance shares	3	2,598	-	-	-	2,601
Net earnings attributable to noncontrolling interest	-	-	-	-	924	924
Distributions paid to noncontrolling interest	-	-	-	-	(867)	(867)
Sale of common stock, net of offering expenses of $75	11	38,720	-	-	-	38,731
Acquisition of Private Bancshares, Inc., net of offering expenses of $138	18	71,413	-	-	-	71,431
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	199	-	199

Balance, June 30, 2017	$141	318,932	36,373	448	7,366	363,260

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$12,368	8,133
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,311	2,434
Net earnings attributable to noncontrolling interest	924	768
Depreciation, amortization, and accretion	(226)	465
Gain on ineffective portion of fair value hedge derivative	(46)	(25)
Change in mortgage loan derivative	(326)	(36)
Excess tax benefit from share-based compensation	(527)	-
Gain on sale of investment securities available-for-sale	(28)	-
Share-based compensation expense	829	557
Income from bank-owned life insurance	(435)	(408)
Net gain on sale of other real estate	(104)	(275)
Other real estate non-cash write-downs	219	-
Change in (net of effect of business combinations):
Mortgage loans held-for-sale	20,519	(4,448)
Other assets and accrued interest receivable	461	766
Other liabilities and accrued interest payable	1,469	382
Net cash provided by operating activities	36,408	8,313
Cash flows from investing activities (net of effect of business combinations):
Proceeds from calls, maturities, and paydowns of securities available-for-sale	18,286	29,154
Proceeds from calls, maturities, and paydowns of securities held-to-maturity	412	407
Proceeds from sale of securities available-for-sale	10,283	-
Purchases of securities available-for-sale	(20,742)	(31,757)
Purchases of securities held-to-maturity	(250)	-
Proceeds from sale of other investments	-	693
Purchases of other investments	(2,468)	(2,173)
Net cash received in acquisition	9,471	-
Net change in loans	(130,917)	(86,396)
Proceeds from sale of other real estate	1,973	2,080
Proceeds from the sale of premises and equipment	18	-
Purchases of premises and equipment	(3,807)	(2,187)
Net cash used by investing activities	(117,741)	(90,179)
Cash flows from financing activities (net of effect of business combinations):
Net change in deposits	48,473	(53,491)
Repayment of Federal Home Loan Bank advances	-	(15,000)
Issuance of subordinated debt	-	25,000
Debt offering expenses	-	(460)
Cash distribution paid to noncontrolling interests	(867)	(777)
Proceeds from stock offering	38,806	-
Stock offering expenses	(75)	-
Stock offering expenses related to acquisition	(138)	-
Proceeds from exercise of options and warrants	2,601	300
Net cash provided by (used by) financing activities	88,800	(44,428)
Net change in cash and cash equivalents	7,467	(126,294)
Cash and cash equivalents at beginning of the period	217,293	212,457
Cash and cash equivalents at end of the period	$224,760	86,163

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows, continued

(In thousands)

	For the Six Months Ended
	June 30,
Supplemental disclosure of cash flow information:	2017	2016
Cash paid during the period for:
Interest	$5,134	3,336
Income taxes	$6,792	2,641
Non-cash investing and financing activities:
Change in unrealized (losses) gains on securities available-for-sale, net of tax	$199	(446)
Transfer of loans to other real estate	$20	-
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	$353,697	-
Liabilities assumed in acquisitions	$291,599	-

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Notes to Unaudited Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

Note 1 – Basis of Presentation

General

The unaudited consolidated financial statements include the accounts of National Commerce Corporation (“NCC,” and, including its subsidiaries, the “Company”) and its wholly owned subsidiaries, National Bank of Commerce (“NBC” or the “Bank”) and National Commerce Risk Management, Inc. The unaudited consolidated financial statements also include the accounts of NBC’s majority-owned subsidiary, CBI Holding Company, LLC, which owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection, and accounts receivable management services to transportation companies and automotive parts and service providers nationwide.

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

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s knowledge and best estimates of the impact of current events and actions that the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, fair value of financial instruments, fair value of assets acquired and liabilities assumed in business combinations, deferred taxes and contingencies. Estimates that are particularly susceptible to significant change and therefore are critical accounting estimates for the Company include the determination of the allowance for loan losses and the assessment of deferred tax assets and liabilities. Management does not anticipate any material changes to its estimates in the near term. Factors that may affect such estimates include, but are not limited to, external market factors, such as market interest rates and employment rates; changes to operating policies and procedures; economic conditions in the Company’s markets; and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe that such differences would materially affect the consolidated financial statements in any individual reporting period presented.

Note 2 – Reclassifications

Certain prior-period amounts have been reclassified to conform to the presentation used in 2017. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

Note 3 – Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the sum of potential common shares that are dilutive plus the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares (options) are excluded from the diluted earnings per share computation. For the three- and six-month periods ended June 30, 2017, there were no anti-dilutive potential common shares, compared to 102,297 anti-dilutive potential common shares for the three- and six-month periods ended June 30, 2016.

The reconciliation of the components of the basic and diluted earnings per share is as follows.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net earnings available to common shareholders	$6,449	4,354	$12,368	8,133

Weighted average common shares outstanding	13,190,582	10,866,788	13,046,611	10,861,330
Dilutive effect of stock options	190,078	96,759	205,989	95,713
Dilutive effect of directors' deferred shares	29,425	15,905	29,425	15,903
Dilutive effect of performance share awards	141,660	88,520	140,679	86,960
Diluted common shares	13,551,745	11,067,972	13,422,704	11,059,906

Basic earnings per common share	$0.49	0.40	$0.95	0.75
Diluted earnings per common share	$0.48	0.39	$0.92	0.74

Note 4 – Securities

The amortized cost and fair value of held-to-maturity and available-for-sale debt securities at June 30, 2017 and December 31, 2016 were as follows.

	Held-to-Maturity Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
Mortgage-backed securities	$4,576	3	4	4,575
Municipal securities	21,281	225	43	21,463
Other debt securities	250	-	-	250
Total held-to-maturity securities	$26,107	228	47	26,288

	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Mortgage-backed securities	$5,021	2	29	4,994
Municipal securities	21,308	25	433	20,900
Total held-to-maturity securities	$26,329	27	462	25,894

	Available-for-Sale Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
U.S. government agency obligations	$3,368	-	4	3,364
Mortgage-backed securities	34,800	482	98	35,184
Other asset-backed securities	32,746	162	10	32,898
Municipal securities	3,859	157	-	4,016
Total available-for-sale securities	$74,773	801	112	75,462

	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
U.S. government agency obligations	$3,653	-	36	3,617
Mortgage-backed securities	38,946	458	256	39,148
Other asset-backed securities	25,991	113	12	26,092
Municipal securities	4,406	148	31	4,523
Total available-for-sale securities	$72,996	719	335	73,380

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

Details concerning the Company’s debt securities with unrealized losses as of June 30, 2017 and December 31, 2016 are as follows.

	Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2017	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$3,027	4	-	-	3,027	4
Municipal securities	5,568	43	-	-	5,568	43
Other debt securities	-	-	-	-	-	-
Total held-to-maturity securities	$8,595	47	-	-	8,595	$47

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$3,286	29	-	-	3,286	29
Municipal securities	17,542	433	-	-	17,542	433
Total held-to-maturity securities	$20,828	462	-	-	20,828	462

	Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$-	-	3,364	4	3,364	4
Mortgage-backed securities	9,587	98	-	-	9,587	98
Other asset-backed securities	2,990	10	-	-	2,990	10
Municipal securities	-	-	-	-	-	-
Total available-for-sale securities	$12,577	108	3,364	4	15,941	112

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$3,617	36	-	-	3,617	36
Mortgage-backed securities	18,606	256	-	-	18,606	256
Other asset-backed securities	2,488	12	-	-	2,488	12
Municipal securities	951	31	-	-	951	31
Total available-for-sale securities	$25,662	335	-	-	25,662	335

As of June 30, 2017, the Company did not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three-month and six-month periods ended June 30, 2017 and 2016.

During the three-month period ended June 30, 2017, the Company sold one debt security for proceeds of $562,000 and realized a gross gain of $28,000 on this sale. During the three-month and six-month periods ended June 30, 2016, the Company did not sell any investment securities.

The amortized cost and estimated fair value of debt securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal securities and U.S. government agencies:
0 to 5 years	$-	-	$-	$-
5 to 10 years	1,045	1,055	750	759
Over 10 years	6,182	6,325	20,531	20,704
Mortgage-backed securities and other asset-backed securities	67,546	68,082	4,826	4,825
Total	$74,773	75,462	26,107	26,288

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at June 30, 2017 and December 31, 2016 are summarized as follows.

	June 30, 2017	December 31, 2016
Commercial, financial, and agricultural	$224,434	170,985
Factored commercial receivables	114,361	83,901
Real estate - mortgage	1,282,038	1,056,214
Real estate - construction	235,733	155,813
Consumer	22,676	19,060
	1,879,242	1,485,973
Less: Unearned fees	(648)	(489)
Total loans	1,878,594	1,485,484
Allowance for loan losses	(13,407)	(12,113)
Total net loans	$1,865,187	1,473,371

At June 30, 2017, the carrying value and outstanding balance of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $29.7 million and $21.1 million, respectively. At December 31, 2016, the carrying value and outstanding balance of PCI loans were $17.3 million and $12.0 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	For the Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$375	286
Acquisition of Private Bancshares	462	-
Accretion	(796)	(508)
Reclassification from nonaccretable difference	673	476
Balance at period end	$714	254

The Company makes loans and extensions of credit to individuals and a variety of businesses located in its market areas. Through Corporate Billing, the Company also purchases receivables predominantly from transportation companies and automotive parts and service providers nationwide and occasionally purchases receivables from manufacturing and other types of companies. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon prevailing conditions in the real estate market. Portfolio segments utilized by the Company are identified below. Relevant risk characteristics for these portfolio segments generally include (i) debt service coverage, loan-to-value ratios, and financial performance, for non-consumer loans, and (ii) credit scores, debt-to-income ratios, collateral type and loan-to-value ratios, for consumer loans.

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

	Commercial,	Factored
	financial, and	commercial	Real estate -	Real estate -
June 30, 2017	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,588	500	8,465	1,369	191	-	12,113
Provisions charged to operating expense	(420)	387	1,022	321	1	-	1,311
Loans charged off	(2)	(1,352)	(44)	-	(31)	-	(1,429)
Recoveries	422	965	19	-	6	-	1,412
Balance, June 30, 2017	$1,588	500	9,462	1,690	167	-	13,407

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	1,588	500	9,462	1,690	167	-	13,407
Total allowance for loan losses	$1,588	500	9,462	1,690	167	-	13,407
Loans:
Individually evaluated for impairment	$-	-	162	-	-	-	162
Collectively evaluated for impairment	223,486	114,361	1,263,699	234,023	22,446	-	1,858,015
Acquired loans with deteriorated credit quality	948	-	18,177	1,710	230	-	21,065
Total loans	$224,434	114,361	1,282,038	235,733	22,676	-	1,879,242

	Commercial,	Factored
	financial, and	commercial	Real estate -	Real estate -
June 30, 2016	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,345	500	5,525	1,412	236	824	9,842
Provisions charged to operating expense	278	605	1,842	346	187	(824)	2,434
Loans charged off	(4)	(1,319)	-	-	(180)	-	(1,503)
Recoveries	33	714	107	7	8	-	869
Balance, June 30, 2016	$1,652	500	7,474	1,765	251	-	11,642

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	1,652	500	7,474	1,765	251	-	11,642
Total allowance for loan losses	$1,652	500	7,474	1,765	251	-	11,642
Loans:
Individually evaluated for impairment	$-	-	262	156	23	-	441
Collectively evaluated for impairment	183,959	70,673	965,283	155,870	20,426	-	1,396,211
Acquired loans with deteriorated credit quality	241	-	9,481	422	239	-	10,383
Total loans	$184,200	70,673	975,026	156,448	20,688	-	1,407,035

The Company individually evaluates for impairment all loans that are on non-accrual status. Additionally, any troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral-dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance. During the six months ended June 30, 2017 and 2016, the Company did not modify any loans in a manner that would be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of June 30, 2017 and December 31, 2016. The purchased credit-impaired loans are not included in these tables because they are recorded at fair value at acquisition and there has been no further indication of credit deterioration that would require an additional provision.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
June 30, 2017	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	162	162	-	160
Real estate - construction	-	-	-	-
Consumer	-	-	-	34
Total	$162	162	-	194

Impaired loans with related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	15
Real estate - construction	-	-	-	-
Consumer	-	-	-	-
Total	$-	-	-	15

Total impaired loans:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	162	162	-	175
Real estate - construction	-	-	-	-
Consumer	-	-	-	34
Total	$162	162	-	209

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2016	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	180	213	-	168
Real estate - construction	-	-	-	97
Consumer	7	42	-	31
Total	$187	255	-	296

Impaired loans with related allowance:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	-
Real estate - construction	-	-	-	-
Consumer	-	-	-	-
Total	$-	-	-	-

Total impaired loans:
Commercial, financial, and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	180	213	-	168
Real estate - construction	-	-	-	97
Consumer	7	42	-	31
Total	$187	255	-	296

For the six months ended June 30, 2017 and 2016, the Company did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of June 30, 2017 and December 31, 2016, by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For Corporate Billing’s factored receivables, which are commercial trade credits rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, in which case the invoice is charged against the allowance for loan losses. This table includes all loans, whether acquired or non-acquired.

	30-59 Days	60-89 Days	> 90 Days	Total
June 30, 2017	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$78	-	-	78	224,356	224,434	-
Factored commercial receivables	7,074	2,345	1,172	10,591	103,770	114,361	-
Real estate - mortgage	1,499	95	2,214	3,808	1,278,230	1,282,038	2,776
Real estate - construction	71	-	-	71	235,662	235,733	88
Consumer	102	9	-	111	22,565	22,676	13
Total	$8,824	2,449	3,386	14,659	1,864,583	1,879,242	2,877

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2016	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial, and agricultural	$13	-	-	13	170,972	170,985	-
Factored commercial receivables	5,947	1,383	581	7,911	75,990	83,901	-
Real estate - mortgage	440	392	2,075	2,907	1,053,307	1,056,214	2,718
Real estate - construction	-	-	-	-	155,813	155,813	98
Consumer	68	-	-	68	18,992	19,060	21
Total	$6,468	1,775	2,656	10,899	1,475,074	1,485,973	2,837

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans. As of June 30, 2017 and December 31, 2016, based on the most recent analysis performed, the risk category of loans by class of loans was as presented in the following table. This table includes all loans, whether acquired or non-acquired.

June 30, 2017	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$221,432	1,857	1,145	-	224,434
Factored commercial receivables	114,361	-	-	-	114,361
Real estate - mortgage	1,264,982	4,438	10,947	1,671	1,282,038
Real estate - construction	234,125	-	1,608	-	235,733
Consumer	22,153	24	486	13	22,676
Total	$1,857,053	6,319	14,186	1,684	1,879,242

December 31, 2016	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial, and agricultural	$168,004	1,422	1,559	-	170,985
Factored commercial receivables	83,901	-	-	-	83,901
Real estate - mortgage	1,047,797	2,163	3,586	2,668	1,056,214
Real estate - construction	155,583	-	132	98	155,813
Consumer	18,499	26	514	21	19,060
Total	$1,473,784	3,611	5,791	2,787	1,485,973

The June 30, 2017 totals above include the loans acquired in our acquisition of Private Bancshares, Inc. (“Private Bancshares”) using risk ratings assigned during the due diligence process. These initial risk ratings were revised as necessary as of June 30, 2017.

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired, and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2017 and December 31, 2016, impaired loans were evaluated based on the fair value of the collateral.  Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Although the Company has determined that a majority of the inputs used to value its derivatives falls within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company or the counterparty. However, as of June 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

June 30, 2017	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	3,364	-	3,364
Mortgage-backed securities	-	35,184	-	35,184
Municipal securities	-	4,016	-	4,016
Other asset-backed securities	-	32,898	-	32,898
Total investment securities available-for-sale	$-	75,462	-	75,462
Mortgage loans held-for-sale	$-	19,482	-	19,482
Derivative assets	$-	1,145	-	1,145
Derivative liabilities	$-	711	-	711

December 31, 2016	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	3,617	-	3,617
Mortgage-backed securities	-	39,148	-	39,148
Municipal securities	-	4,523	-	4,523
Other asset-backed securities	-	26,092	-	26,092
Total investment securities available-for-sale	-	73,380	-	73,380
Mortgage loans held-for-sale	$-	15,373	-	15,373
Derivative assets	$-	427	-	427
Derivative liabilities	$-	366	-	366

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2017 and December 31, 2016.

June 30, 2017	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	-	-
Non-accrual loans	-	-	2,877	2,877

December 31, 2016	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	2,068	2,068
Non-accrual loans	-	-	2,837	2,837

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 were as follows:

June 30, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts			Weighted Average Discounts
Other real estate	$-	N/A	N/A		N/A		N/A

Non-accrual loans	2,877	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	34%

December 31, 2016
Other real estate	$2,068	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	11%	-	35%	11%

Non-accrual loans	2,837	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	33%

The inputs used to determine the fair value of other real estate include market conditions, estimated holding period, underlying collateral characteristics and discount rates. The inputs used to determine the fair value of impaired loans include market conditions, loan term, estimated holding period, underlying collateral characteristics and discount rates.

For the three months ended June 30, 2017, there were no changes in the methods and significant inputs used to estimate fair value.

The following table shows the significant unobservable inputs used in the fair value measurement of Level 3 assets.

	Carrying	Estimated Fair Value
June 30, 2017	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$224,760	224,760	-	-
Investment securities held-to-maturity	26,107	-	26,288	-
Investment securities available-for-sale	75,462	-	75,462	-
Other investments	10,600	-	10,600	-
Loans, net	1,865,187	-	1,863,248	2,877
Mortgage loans held-for-sale	19,482	-	19,482	-
Bank-owned life insurance	31,762	-	31,762	-
Derivative assets	1,145	-	1,145	-
Liabilities:
Deposits	2,004,528	-	1,911,369	-
Federal Home Loan Bank advances	7,000	-	7,191	-
Subordinated debt	24,527	-	24,199	-
Derivative liabilities	711	-	711	-

	Carrying	Estimated Fair Value
December 31, 2016	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$217,293	217,293	-	-
Investment securities held-to-maturity	26,329	-	25,894	-
Investment securities available-for-sale	73,380	-	73,380	-
Other investments	7,879	-	7,879	-
Loans, net	1,473,371	-	1,470,491	2,837
Mortgage loans held-for-sale	15,373	-	15,373	-
Bank-owned life insurance	28,034	-	28,034	-
Derivative assets	427	-	427	-
Liabilities:
Deposits	1,667,710	-	1,616,266	-
Federal Home Loan Bank advances	7,000	-	7,247	-
Subordinated debt	24,500	-	22,794	-
Derivative liabilities	366	-	366	-

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

	Retail and
	Commercial	Mortgage	Receivables	Elimination
	Banking	Division (1)	Factoring	Entries (2)	Total
For the Three Months Ended June 30, 2017
Interest income	$23,557	169	3,549	(809)	26,466
Interest expense	2,422	91	809	(809)	2,513
Net interest income	21,135	78	2,740	-	23,953
Provision for loan and lease losses	849	-	306	-	1,155
Noninterest income	1,473	3,606	21	-	5,100
Noninterest expense	12,676	3,534	1,527	-	17,737
Net earnings before tax and noncontrolling interest	9,083	150	928	-	10,161
Income tax expense	3,035	57	189	-	3,281
Noncontrolling interest	-	-	(431)	-	(431)
Net earnings atributable to National Commerce Corporation	$6,048	93	308	-	6,449

For the Six Months Ended June 30, 2017
Interest income	$45,518	392	6,976	(1,521)	51,365
Interest expense	4,797	185	1,521	(1,521)	4,982
Net interest income	40,721	207	5,455	-	46,383
Provision for loan and lease losses	924	-	387	-	1,311
Noninterest income	3,399	7,082	59	-	10,540
Noninterest expense	26,011	7,163	3,024	-	36,198
Net earnings before tax and noncontrolling interest	17,185	126	2,103	-	19,414
Income tax expense	5,626	48	448	-	6,122
Noncontrolling interest	-	-	(924)	-	(924)
Net earnings attributable to National Commerce Corporation	$11,559	78	731	-	12,368

Total assets as of June 30, 2017	$2,366,619	19,482	118,461	(86,510)	2,418,052

For the Three Months Ended June 30, 2016
Interest income	$15,732	150	2,970	(470)	18,382
Interest expense	1,670	60	470	(470)	1,730
Net interest income	14,062	90	2,500	-	16,652
Provision for loan and lease losses	784	-	117	-	901
Noninterest income	1,312	2,041	4	-	3,357
Noninterest expense	9,245	1,699	1,310	-	12,254
Net earnings before tax and noncontrolling interest	5,345	432	1,077	-	6,854
Income tax expense	1,661	164	247	-	2,072
Noncontrolling interest	-	-	(428)	-	(428)
Net earnings atributable to National Commerce Corporation	$3,684	268	402	-	4,354

For the Six Months Ended June 30, 2016
Interest income	$31,431	265	5,969	(970)	36,695
Interest expense	3,276	104	970	(970)	3,380
Net interest income	28,155	161	4,999	-	33,315
Provision for loan and lease losses	1,829	-	605	-	2,434
Noninterest income	2,944	3,494	44	-	6,482
Noninterest expense	18,657	3,048	2,602	-	24,307
Net earnings before tax and noncontrolling interest	10,613	607	1,836	-	13,056
Income tax expense	3,518	231	406	-	4,155
Noncontrolling interest	-	-	(768)	-	(768)
Net earnings attributable to National Commerce Corporation	$7,095	376	662	-	8,133

Total assets as of June 30, 2016	$1,686,402	19,468	93,429	(63,517)	1,735,782

(1) Noninterest income for the mortgage division segment includes intercompany income allocation.

(2) Entry to remove intercompany interest allocated to the receivables factoring segment. For segment reporting purposes, we allocate funding costs to the receivables factoring segment at the federal funds rate plus 2.50%.

Note 8 – Goodwill and Intangibles

Changes to the carrying amount of goodwill for the six months ended June 30, 2017 are provided in the following table.

Balance, December 31, 2016	$50,771
Acquisition of Private Bancshares	48,184
Balance, June 30, 2017	$98,955

The adjustments to goodwill made during the six months ended June 30, 2017 resulted from the acquisition of Private Bancshares, Inc. on January 1, 2017. For additional information on the acquisition, see Note 10 to the unaudited consolidated financial statements below.

A summary of core deposit intangible assets as of June 30, 2017 and December 31, 2016 is as follows.

	June 30, 2017	December 31, 2016
Gross carrying amount	$6,294	3,315
Less: accumulated amortization	(1,979)	(1,283)
Net carrying amount	$4,315	2,032

Note 9 – Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), the FHLB and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At June 30, 2017 and December 31, 2016, the Company’s reserve requirements were approximately $14,366,000 and $8,139,000, respectively.

Note 10 – Acquisition

Effective January 1, 2017, the Company completed its merger with Private Bancshares. Private Bancshares was the parent company of Private Bank of Buckhead, headquartered in Atlanta, Georgia, and was merged with and into NCC. Simultaneously with the holding company merger, Private Bank of Buckhead merged with and into NBC, but NBC continues to operate the former offices of Private Bank of Buckhead under the trade names “Private Bank of Buckhead,” “Private Bank of Decatur” and “PrivatePlus Mortgage.”

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

The following table presents the assets acquired and liabilities assumed of Private Bancshares as of January 1, 2017 at their initial fair value estimates:

	As Recorded By	Fair Value		As Recorded
	Private Bancshares	Adjustments		By the Company
Cash and cash equivalents	$17,793	-		17,793
Investment securities	10,030	(312)	a	9,718
Other investments	252			252
Mortgage loans held-for-sale	24,628	-		24,628
Loans	266,750	(6,716)	b	260,034
Allowance for loan losses	3,306	(3,306)	c	-
Net loans	263,444	(3,410)		260,034
Premises and equipment, net	558	(95)	d	463
Core deposit intangible	-	2,979	e	2,979
Bank-owned life insurance	3,294	-		3,294
Other real estate and repossessions	-	-		-
Other assets	2,569	1,576	f	4,145
Total assets	$322,568	738		323,306

Noninterest-bearing deposits	$135,822	-		135,822
Interest-bearing deposits	150,260	131	g	150,391
Total deposits	286,082	131		286,213

Repurchase liability	2,201	-		2,201
Other liabilities	3,374	(189)	h	3,185
Total liabilities	291,657	(58)		291,599

Net identifiable assets acquired over liabilities assumed	30,911	796		31,707

Goodwill	-	48,184		48,184

Net assets acquired over liabilities assumed	$30,911	48,980		79,891

Consideration:

Shares of common stock issued		1,809,189
Estimated value per share of the Company's stock		$37.15

Fair value of Company stock issued		67,211
Cash paid for shares and in lieu of fractional shares		8,322
Value of assumed stock options and restricted stock units converted to common stock		4,358

Fair value of total consideration transferred		$79,891

Explanation of fair value adjustments:

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment reflects the elimination of Private Bancshares’ allowance for loan losses.
d.	Adjustment reflects the write-off of certain fixed assets.
e.	Adjustment reflects the recording of core deposit intangible asset.
f.	Adjustment to record the deferred tax asset created by purchase adjustments.
g.	Adjustment reflects the fair value adjustment to time deposit accounts.
h.	Adjustment to reflect unrecorded liabilities.

The discounts on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

The following unaudited supplemental pro forma information is presented to show estimated results assuming Private Bancshares was acquired as of January 1, 2016. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2016 and should not be considered as representative of future operating results. Pro forma information for 2017 is not necessary because Private Bancshares is included in the Company’s results for the entire three- and six-month periods ended June 30, 2017.

	For the Three Months Ended	For the Six Months Ended
Performance Measures (pro forma, unaudited)	June 30, 2016	June 30, 2016
Net interest income	$20,381	$40,728
Net earnings	$5,083	$9,506
Diluted earnings per common share	$0.39	$0.73

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

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. As of June 30, 2017 and December 31, 2016, the approximate fair values and notional amounts of the Company’s derivative instruments, as well as their location on the consolidated balance sheet, were as follows.

	Balance Sheet		Notional
June 30, 2017	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(228)	15,488
Interest rate swaps with customers	Other Assets	$483	40,104
Reciprocal interest rate swaps	Other Liabilities	$(483)	40,104
Forward commitment to sell mortgage-backed securities	Other Assets	$14	24,500
Interest rate lock commitments on residential mortgages	Other Assets	$648	37,872

	Balance Sheet		Notional
December 31, 2016	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(276)	15,847
Interest rate swaps with customers	Other Assets	$91	26,624
Reciprocal interest rate swaps	Other Liabilities	$(91)	26,624
Forward commitment to sell mortgage-backed securities	Other Assets	$90	15,000
Interest rate lock commitments on residential mortgages	Other Assets	$246	26,463

During the six months ended June 30, 2017, the Company recognized a gain of approximately $46,000 related to the ineffective portion of derivatives designated as fair value hedges. The gains and losses are included in other income in the consolidated statements of earnings.

Note 12 – Common Stock Offering

On June 12, 2017, the Company completed an underwritten public offering of 1,104,000 shares of the Company’s stock at a price to the public of $37.00 per share for gross proceeds of $40.8 million, which included 144,000 shares pursuant to the exercise of the underwriters’ over-allotment option. The net proceeds to the Company after deducting the underwriters’ discount and offering expenses totaled $38.7 million.

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

Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through seven full-service banking offices in Alabama, ten full-service banking offices in central and northeast Florida, and two full-service banking offices in the Atlanta, Georgia metro area. We also own a 70% equity interest in CBI Holding Company, LLC (”CBI”), which owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services primarily to transportation companies and automotive parts and service providers throughout the United States and parts of Canada.

Overview of Second Quarter 2017 Results

Net income was $6.4 million in the second quarter ended June 30, 2017, compared to $4.4 million in the second quarter of 2016. Several important measures from the 2017 second quarter include:

●	Net interest margin (taxable equivalent) of 4.34%, compared to 4.23% for the second quarter of 2016.
●	Return on average assets of 1.06%, compared to 1.00% for the second quarter of 2016.
●

Second quarter 2017 loan growth (excluding mortgage loans held-for-sale) of $63.9 million, representing a 14.1% annualized growth rate. Excluding factoring receivables, loans grew $48.8 million, representing a 11.4% annualized growth rate.

●	Deposits decreased $75.8 million during the second quarter of 2017.

●	$133.1 million in mortgage production, compared to $91.5 million for the second quarter of 2016.
●	$251.0 million in purchased volume in the factoring division, compared to $167.1 million for the second quarter of 2016.
●	Decrease in non-acquired non-performing assets to $1.2 million, from $2.5 million at March, 31, 2017 and $2.7 million at December 31, 2016.
●	Annualized net charge-offs of 0.07% of average loans, compared to 0.05% for the second quarter of 2016 and net recoveries of 0.07% for the first quarter of 2017.
●

During the second quarter of 2017, we completed an underwritten public offering of 1,104,000 shares of the Company’s common stock at $37.00 per share. The net proceeds to the Company after deducting the underwriters’ discount and offering expenses totaled $38.7 million.

●	Ending book value per share of $25.82.

Acquisition

On January 1, 2017, the Company closed the previously announced merger of Private Bancshares, Inc. (“Private Bancshares”), the parent company of Private Bank of Buckhead (“PBB”), headquartered in Atlanta, Georgia, with and into NCC. Simultaneously with the holding company merger, PBB merged with and into NBC, but the former offices of PBB continue to operate under the trade names “Private Bank of Buckhead,” “Private Bank of Decatur” and “PrivatePlus Mortgage.”

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

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2017 and June 30, 2016

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.

Net Income

During the three months ended June 30, 2017, our net income was $6.4 million, compared to $4.4 million for the three months ended June 30, 2016, an increase of 48.1%. During the six months ended June 30, 2017, our net income was $12.4 million, compared to $8.1 million for the six months ended June 30, 2016, an increase of 52.1%. Our results of operations for the three and six months ended June 30, 2017 included the results of Private Bancshares. We acquired Private Bancshares on January 1, 2017, and, therefore, its results are not included in our results of operations for three and six months ended June 30, 2016.

The primary reason for the increase in net income for the three and six months ended June 30, 2017 compared to the same period of 2016 was an increase in net interest income. During the three months ended June 30, 2017, net interest income was $24.0 million, an increase of $7.3 million, or 43.8%, compared to the three months ended June 30, 2016. During the six months ended June 30, 2017, net interest income was $46.4 million, an increase of $13.1 million, or 39.2%, compared to the six months ended June 30, 2016. This increase was a result of higher levels of loan volume and other earning assets from organic growth and the acquisition of Private Bancshares. Total noninterest income during the three months ended June 30, 2017 was $5.1 million, an increase of $1.7 million compared to the three months ended June 30, 2016. Total noninterest income during the six months ended June 30, 2017 was $10.5 million, an increase of $4.1 million, or 62.6%, compared to the six months ended June 30, 2016. Each category of noninterest income increased during the three and six months ended June 30, 2017 compared to the same periods of 2016. The largest increase in noninterest income during the three and six months ended June 30, 2017 was in revenue from the mortgage division. During the three and six months ended June 30, 2017, mortgage origination and fee income increased $1.5 million and $3.3 million, respectively, compared to the same periods of 2016.

The increases in net interest income and noninterest income were partially offset by an increase in other noninterest expense during the three and six months ended June 30, 2017. Total noninterest expense during the three months ended June 30, 2017 was $17.7 million, an increase of $5.5 million, or 44.7%, compared to the three months ended June 30, 2016. Total noninterest expense during the six months ended June 30, 2017 was $36.2 million, an increase of $11.9 million, or 48.9%, compared to the six months ended June 30, 2016. This increase during each period of 2017 was primarily a result of the addition of the operating expenses of Private Bancshares and costs associated with the overall growth of the Company. Private Bancshares was not included in our results of operations for the three and six months ended June 30, 2016.

A majority of the changes in our net interest income, noninterest income and noninterest expense for the three and six months ended June 30, 2017, compared to the same periods of 2016, resulted from the additional revenues and expenses of Private Bancshares, which we acquired on January 1, 2017. During the three months ended June 30, 2017, net interest income, noninterest income and noninterest expense attributable to the acquired operations of Private Bancshares were approximately $4.7 million, $711 thousand and $3.3 million, respectively. During the six months ended June 30, 2017, net interest income, noninterest income and noninterest expense attributable to the acquired operations of Private Bancshares were approximately $8.9 million, $2.2 million and $7.4 million, respectively.

Net Interest Income and Net Interest Margin Analysis

Comparison of net interest income for the three months ended June 30, 2017 and 2016

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

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Three Months Ended
(Dollars in thousands)	June 30, 2017			June 30, 2016
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans (1)	$1,849,258	$24,823	5.38%	$1,391,789	$17,523	5.06%
Mortgage loans held-for-sale	18,321	170	3.72	17,288	151	3.51
Securities:
Taxable securities	81,645	606	2.98	78,907	383	1.95
Tax-exempt securities (1)	25,573	313	4.91	26,036	319	4.93
Cash balances in other banks	249,361	676	1.09	80,140	129	0.65
Total interest-earning assets	2,224,158	$26,588	4.79	1,594,160	$18,505	4.67
Noninterest-earning assets	218,088			148,959
Total assets	$2,442,246			$1,743,119

Liabilities and shareholders' equity
Interest-bearing transaction accounts	$341,238	$243	0.29%	$210,776	$124	0.24%
Savings and money market deposits	821,130	1,138	0.56	603,173	698	0.47
Time deposits	290,097	673	0.93	288,350	654	0.91
Federal Home Loan Bank advances and other borrowed money	7,000	70	4.01	7,000	71	4.08
Subordinated debt	24,520	389	6.36	11,605	183	6.34
Total interest-bearing liabilities	1,483,985	$2,513	0.68	1,120,904	$1,730	0.62
Noninterest-bearing deposits	612,910			388,363
Total funding sources	2,096,895			1,509,267
Noninterest-bearing liabilities	16,465			10,495
Shareholders' equity	328,886			223,357
Total liabilities and shareholders equity	$2,442,246			$1,743,119
Net interest rate spread			4.11%			4.05%
Net interest income/margin (taxable equivalent)		24,075	4.34%		16,775	4.23%
Tax equivalent adjustment		122			123
Net interest income/margin		$23,953	4.32%		$16,652	4.20%

(1) Yields on tax-exempt loans and securities have been computed on a tax-equivalent basis using an income tax rate of 37%.

Net interest income increased $7.3 million, or 43.8%, to $24.0 million for the three months ended June 30, 2017, compared to $16.7 million for the same period of 2016. The increase was due to an increase in interest income of $8.1 million, resulting from higher levels of loan volume from organic growth and the acquisition of Private Bancshares. This increase in interest income was partially offset by a $783 thousand increase in interest expense. The increase in interest income was primarily due to a 32.9% increase in average loans outstanding for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The resulting net interest margin for the three months ended June 30, 2017 rose to 4.32%, from 4.20% during the three months ended June 30, 2016.

Interest-earning assets averaged $2.2 billion for the three months ended June 30, 2017, compared to $1.6 billion for the three months ended June 30, 2016, an increase of $630.0 million, or 39.5%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased twelve basis points to 4.79% for the three months ended June 30, 2017, compared to 4.67% for the three months ended June 30, 2016. During the three months ended June 30, 2017, the loan yield was 5.38%, compared to 5.06% during the three months ended June 30, 2016. The increase in loan yield was attributable to increased accretion on our acquired loans due to early pay-offs and increased cash flow projections, higher rates on the Private Bancshares loans than on the rest of our existing portfolio and increased rates on floating rate loans resulting from increases in short-term interest rate indices, such as the prime rate and 30-day LIBOR rates. Private Bancshares contributed average loan balances of $279.8 million during the three months ended June 30, 2017.

Interest-bearing liabilities averaged $1.5 billion for the three months ended June 30, 2017, compared to $1.1 billion for the three months ended June 30, 2016, an increase of $363.1 million, or 32.4%. The rate on total interest-bearing liabilities was 68 basis points for the three months ended June 30, 2017, compared to 62 basis points for the three months ended June 30, 2016. The increase in the rate paid on interest-bearing liabilities is primarily due to the effect of recent increases in short-term rate indices, such as the prime rate, and the fact that rates paid on Private Bancshares’ interest-bearing deposits were generally higher than the rates paid on our other deposits. The increase in interest-bearing and noninterest-bearing average deposits was due to organic deposit production and the inclusion of Private Bancshares’ deposits in our results for the three months ended June 30, 2017.

Average noninterest-bearing deposits increased to $612.9 million during the three months ended June 30, 2017, compared to $388.4 million during the three months ended June 30, 2016. This increase in average noninterest-bearing deposits, together with the increased volume of interest-earning assets and higher yields on interest-earning assets, led to the higher net interest margin for the three months ended June 30, 2017.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended
	June 30,
(Dollars in thousands)		2017 vs. 2016
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$6,122	$1,178	$7,300
Mortgage loans held-for-sale	10	9	19
Securities:
Taxable securities	13	210	223
Tax-exempt securities	(5)	(1)	(6)
Cash balances in other banks	414	133	547
Total interest-earning assets	$6,554	$1,529	$8,083

Interest-bearing liabilities
Interest-bearing transaction accounts	$89	$30	$119
Savings and money market deposits	286	154	440
Time deposits	5	14	19
Federal Home Loan Bank advances and other borrowed money	-	(1)	(1)
Subordinated debt	205	1	206
Total interest-bearing liabilities	$585	$198	$783

Net interest income
Net interest income (taxable equivalent)	5,969	1,331	7,300
Taxable equivalent adjustment	-	(1)	(1)
Net interest income	$5,969	$1,332	$7,301

Comparison of net interest income for the six months ended June 30, 2017 and 2016

The following table shows, for the periods indicated, the average balances of each principal category of our assets, liabilities and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Six Months Ended
(Dollars in thousands)	June 30, 2017			June 30, 2016
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans (1)	$1,821,404	$48,201	5.34%	$1,372,263	$34,896	5.11%
Mortgage loans held-for-sale	20,055	392	3.94	13,896	266	3.85
Securities:
Taxable securities	84,836	1,177	2.80	70,337	795	2.27
Tax-exempt securities (1)	25,698	630	4.94	26,039	637	4.92
Cash balances in other banks	253,991	1,211	0.96	115,729	347	0.60
Total interest-earning assets	2,205,984	$51,611	4.72	1,598,264	$36,941	4.65
Noninterest-earning assets	219,041			152,432
Total assets	$2,425,025			$1,750,696

Liabilities and shareholders' equity
Interest-bearing transaction accounts	$336,824	$460	0.28%	$207,558	$247	0.24%
Savings and money market deposits	812,879	2,234	0.55	611,801	1,460	0.48
Time deposits	298,205	1,370	0.93	297,228	1,338	0.91
Federal Home Loan Bank advances and other borrowed money	8,002	141	3.55	8,980	152	3.40
Subordinated debt	24,514	777	6.39	5,803	183	6.34
Total interest-bearing liabilities	1,480,424	$4,982	0.68	1,131,370	$3,380	0.60
Noninterest-bearing deposits	606,937			387,519
Total funding sources	2,087,361			1,518,889
Noninterest-bearing liabilities	16,692			10,763
Shareholders' equity	320,972			221,044
	$2,425,025			$1,750,696
Net interest rate spread			4.04%			4.05%
Net interest income/margin (taxable equivalent)		46,629	4.26%		33,561	4.22%
Tax equivalent adjustment		246			246
Net interest income/margin		$46,383	4.24%		$33,315	4.19%

(1) Yields on tax-exempt loans and securities have been computed on a tax-equivalent basis using an income tax rate of 37%.

Net interest income increased $13.1 million, or 39.2%, to $46.4 million for the six months ended June 30, 2017, compared to $33.3 million for the same period of 2016. The increase was due to an increase in interest income of $14.7 million, resulting from higher levels of loan volume from organic growth and the acquisition of Private Bancshares. This increase in interest income was partially offset by a $1.6 million increase in interest expense. The increase in interest income was primarily due to a 32.7% increase in average loans outstanding for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The resulting net interest margin for the six months ended June 30, 2017 increased to 4.24%, from 4.19% during the six months ended June 30, 2016.

Interest-earning assets averaged $2.2 billion for the six months ended June 30, 2017, compared to $1.6 billion for the six months ended June 30, 2016, an increase of $607.7 million, or 38.0%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased by seven basis points to 4.72% for the six months ended June 30, 2017, compared to 4.65% for the six months ended June 30, 2016. During the six months ended June 30, 2017, the loan yield was 5.34%, compared to 5.11% during the six months ended June 30, 2016. The recent increases in short-term interest rate indices, such as the prime rate and 30-day LIBOR, increased accretion on our acquired portfolios due to early pay-offs and increased cash flow projections, and higher rates on loans acquired from Private Bancshares led to higher yields on our loan portfolio during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Private Bancshares contributed average loan balances of $274.9 million during the six months ended June 30, 2017.

Interest-bearing liabilities averaged $1.5 billion for the six months ended June 30, 2017, compared to $1.1 billion for the six months ended June 30, 2016, an increase of $349.1 million, or 30.9%. The average rate on total interest-bearing liabilities was 68 basis points for the six months ended June 30, 2017, compared to 60 basis points for the six months ended June 30, 2016. The increase in average deposits was due to organic deposit production and the inclusion of Private Bancshares’ deposits in our results for the six months ended June 30, 2017.

Average noninterest-bearing deposits increased to $606.9 million during the six months ended June 30, 2017, compared to $387.5 million during the six months ended June 30, 2016. This increase in average noninterest-bearing deposits, together with the increased volume of interest-earning assets and slightly higher yields on interest-earning assets, led to the higher net interest margin for the six months ended June 30, 2017.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Six Months Ended
	June 30,
(Dollars in thousands)		2017 vs. 2016
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$11,742	1,563	13,305
Mortgage loans held-for-sale	120	6	126
Securities:
Taxable securities	180	202	382
Tax-exempt securities	(10)	3	(7)
Cash balances in other banks	577	287	864
Total interest-earning assets	$12,609	$2,061	$14,670

Interest-bearing liabilities
Interest-bearing transaction accounts	$172	41	213
Savings and money market deposits	527	247	774
Time deposits	4	28	32
Federal Home Loan Bank advances and other borrowed money	(18)	7	(11)
Subordinated debt	593	1	594
Total interest-bearing liabilities	$1,278	$324	$1,602

Net interest income
Net interest income (taxable equivalent)	11,331	1,737	13,068
Taxable equivalent adjustment	-	-	-
Net interest income	$11,331	1,737	13,068

Provision for Loan Losses

During the three and six months ended June 30, 2017, we recorded a provision for loan losses of $1.1 million and $1.3 million, respectively. During the three and six months ended June 30, 2016, we recorded a provision for loan losses of $901 thousand and $2.4 million, respectively. The additional provision for loan losses during the three months ended June 30, 2017 compared to the three months ended March 31, 2017 was a result of strong loan growth and the maturity of $17.9 million of acquired loans that were renewed and underwritten by the Company and are no longer classified as acquired. The underwriting on these loans was updated, and these loans are no longer considered acquired loans. Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the proper level of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment and an impairment is deemed necessary, the impaired portion of the loan amount is charged off. As of June 30, 2017, $261 thousand of our recorded allowance was related to impaired loans.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2017	2016	2017	2016
Service charges and fees on deposit accounts	$640	$505	$1,307	$985
Mortgage origination and fee income	3,154	1,627	6,299	3,019
Merchant sponsorship revenue	602	491	1,346	1,013
Income from bank-owned life insurance	219	204	435	408
Wealth management fees	14	11	24	24
Gain on sale of other real estate	105	119	104	275
Gain on sale of investments	28	-	28	-
Other noninterest income	338	400	997	758
Total noninterest income	$5,100	$3,357	$10,540	$6,482

Noninterest income for the three months ended June 30, 2017 and 2016 was $5.1 million and $3.4 million, respectively. Noninterest income for the six months ended June 30, 2017 and 2016 was $10.5 million and $6.5 million, respectively. The inclusion of Private Bancshares in our results of operations accounted for approximately $711 thousand of the $1.7 million increase in noninterest income recorded during the three months ended June 30, 2017 and approximately $2.2 million of the $4.1 million increase recorded during the six months ended June 30, 2017.

All categories of noninterest income (except for wealth management fees, which were relatively flat comparing the respective six-month periods) experienced an increase during the three and six months ended June 30, 2017 compared to same periods of 2016. The most significant increase in noninterest income for both periods of 2017 was from the mortgage division. Mortgage origination and fee income increased $1.5 million to $3.2 million during the three months ended June 30, 2017, compared to $1.6 million during the three months ended June 30, 2016. Mortgage origination and fee income increased $3.3 million to $6.3 million during the six months ended June 30, 2017, compared to $3.0 million during the six months ended June 30, 2016. A large portion of this increase was due to the acquisition of Private Bancshares, which had a large retail mortgage operation. Increased production led to higher mortgage division income. During the three months ended June 30, 2017, total production was $133.1 million, compared to $91.5 million during the three months ended June 30, 2016. During the six months ended June 30, 2017, total production was $264.0 million, compared to $155.3 million during the six months ended June 30, 2016.

Service charges and fees on deposit accounts increased by $135 thousand to $640 thousand for the three months ended June 30, 2017, and increased $322 thousand to $1.3 million for the six months ended June 30, 2017, compared to the same periods in 2016. The addition of Private Bancshares contributed $37 thousand and $144 thousand of the increases for the three- and six-month periods ended June 30, 2017, respectively. The remaining portion of this increase was a result of an increase in the number of deposit accounts as we continue to open new accounts and gain market share in our markets.

Merchant sponsorship revenue increased by $111 thousand to $602 thousand for the three months ended June 30, 2017, and increased $333 thousand to $1.3 million for the six months ended June 30, 2017, compared to the same periods in 2016. The increase was due to growth in the volume of transactions we processed.

During the three and six months ended June 30, 2017, we recorded net gains on the sale of other real estate totaling $105 thousand and $104 thousand, respectively. During the three and six months ended June 30, 2016, we recorded gains on the sale of other real estate totaling $119 thousand and $275 thousand, respectively.

Noninterest expense

The increase in our total noninterest expense during the three and six months ended June 30, 2017 reflects the continued growth of the Company (organic growth and growth through acquisition), as well as the expansion of our operational framework, employee base and facilities infrastructure as we build the foundation to support our growth strategies.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2017	2016	2017	2016
Salaries and employee benefits	$9,663	$6,907	$19,736	$13,852
Commission-based compensation	1,684	1,036	3,407	1,911
Occupancy and equipment expense	1,479	1,131	2,952	2,266
Data processing expenses	1,007	618	1,955	1,285
Advertising and marketing expenses	327	191	795	351
Legal fees	193	179	426	301
FDIC insurance assessments	408	257	666	520
Property and casualty insurance premiums	209	166	352	389
Accounting and audit expenses	294	249	612	499
Consulting and other professional expenses	517	184	1,014	427
Telecommunications expenses	169	140	355	299
Other real estate owned, repossessed asset and other collection expenses	49	89	321	148
Core deposit intangible amortization	348	192	696	383
Other noninterest expense	1,390	915	2,911	1,676
Total noninterest expense	$17,737	$12,254	$36,198	$24,307

Noninterest expense for the three months ended June 30, 2017 and 2016 was $17.7 million and $12.3 million, respectively. Noninterest expense for the six months ended June 30, 2017 and 2016 was $36.2 million and $24.3 million, respectively. The inclusion of Private Bancshares in our results of operations accounted for approximately $3.3 million of the $5.5 million increase in noninterest expense recorded during the three months ended June 30, 2017. The inclusion of Private Bancshares accounted for approximately $7.4 million of the $11.9 million increase in noninterest expense recorded during the six months ended June 30, 2017.

Two of the largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits and commission-based compensation. Salaries continue to increase as our company grows and we expand our presence in the markets we serve. Higher incentive compensation accruals during the three and six months ended June 30, 2017 and a larger workforce have contributed to the increase in salaries and employee benefits. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at Corporate Billing. The higher levels of revenue for the mortgage division, including the addition of Private Bancshares, contributed to the increased commission-based compensation during each period of 2017, compared to the same periods of 2016.    Additionally, salaries and benefits expense and commission-based compensation expense for Private Bancshares’ employees contributed approximately $2.2 million of the $3.4 million increase in salaries and employee benefits expense and commission-based compensation expense recorded during the three months ended June 30, 2017 and contributed approximately $4.9 million of the $7.4 million increase in salaries and employee benefits and commission-based compensation expense recorded during the six months ended June 30, 2017 compared to the same periods in 2016.

Most categories of noninterest expense increased during the three and six months ended June 30, 2017. This was largely a result of the additional expenses associated with the operations of Private Bancshares. Our other noninterest expenses continue to increase as the size and complexity of our company grows.

Income Tax Provision

Income tax expense of $3.3 million was recognized during the three months ended June 30, 2017, compared to income tax expense of $2.1 million during the three months ended June 30, 2016. Income tax expense of $6.1 million was recognized during the six months ended June 30, 2017, compared to income tax expense of $4.2 million during the six months ended June 30, 2016. The increase in income tax expense during the each of the 2017 periods was due to an increase in pre-tax income. Our effective tax rate for the three months ended June 30, 2017 was 32.3% (33.7% including the minority interest in CBI), compared to 30.2% (32.2% including the minority interest in CBI) during the three months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017 was 31.5% (33.1% including the minority interest in CBI), compared to 31.8% (33.8% including the minority interest in CBI) during the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company adopted ASU No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. Upon adoption, the excess tax benefit from issuing share-based payments to employees is recorded as a reduction of tax expense. During the first six months of 2017, we recorded a tax benefit of $527 thousand, lowering our effective tax rate for the period. The effective tax rate is also affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at June 30, 2017 and December 31, 2016

Overview

Our total assets increased $467.3 million, or 24.0%, from $2.0 billion at December 31, 2016 to $2.4 billion at June 30, 2017. Cash and cash equivalents increased by $7.5 million during the first six months of 2017. The reduction in cash and cash equivalents during the second quarter of 2017 was due to a reduction in deposits and an increase in loans. Loans increased by $391.8 million, or 26.6%, during the first six months of 2017. The Private Bancshares acquisition added total assets and loans of $323.2 million and $260.0 million, respectively.

During the first six months of 2017, deposits increased $336.8 million and totaled $2.0 billion at June 30, 2017. The Private Bancshares acquisition added $286.2 million in deposits. The remaining increase was a result of organic deposit growth in our existing markets. As expected, a portion of our first quarter of 2017 growth that was seasonal in nature exited the bank during the second quarter of 2017. We also experienced an outflow of certain higher-priced deposits from a few large depositors seeking higher rates who moved to other financial institutions willing to pay a higher rate. Deposit production is one of our primary focuses, as deposits serve as a low-cost funding source.

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

During the six months ended June 30, 2017, we elected to use a portion of our balance sheet liquidity to invest $7.0 million in a United States Treasury security for pledging purposes and $6.8 million (net) in other asset-backed securities. We may invest excess liquidity in securities when management determines that the yield, liquidity and interest rate risk are appropriate.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2017 and December 31, 2016.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of
	June 30,		December 31,
(Dollars in thousands)	2017		2016
	Cost	Market	Cost	Market
U.S. government agency obligations (excluding mortgage-backed securities)	$3,368	3,364	3,653	3,617
Securities issued by states and political subdivisions	3,859	4,016	4,406	4,523
Residential mortgage pass-through securities	34,800	35,184	38,946	39,148
Other asset-backed securities	32,746	32,898	25,991	26,092
Total investment securities available-for-sale	$74,773	75,462	72,996	73,380

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of
	June 30,		December 31,
(Dollars in thousands)	2017		2016
	Cost	Market	Cost	Market
Securities issued by states and political subdivisions	$21,281	21,463	21,308	20,900
Residential mortgage pass-through securities	4,576	4,575	5,021	4,994
Other debt securities	250	250	-	-
Total investment securities held-to-maturity	$26,107	26,288	26,329	25,894

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

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that management attempts to control and counterbalance. Total loans averaged $1.8 billion during the six months ended June 30, 2017, or 82.6% of average earning assets, compared to $1.4 billion, or 85.9% of average earning assets, for the six months ended June 30, 2016. At June 30, 2017, total loans, net of unearned income, were $1.9 billion, compared to $1.5 billion at December 31, 2016, an increase of $393.1 million, or 26.5%. Excluding the loans acquired in the Private Bancshares acquisition, loans increased by $133.7 million, or 9.0%.

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

The table below provides a summary of the loan portfolio composition as of the dates indicated.

COMPOSITION OF LOAN PORTFOLIO

	As of
	June 30,		December 31,
(Dollars in thousands)	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Construction, land development, and other land loans	$235,733	12.54%	$155,813	10.49%
Secured by farmland	16,446	0.88	15,036	1.01
Secured by 1-4 family residential properties	464,878	24.74	387,342	26.07
Secured by multifamily (5 or more) residential properties	48,588	2.59	47,060	3.17
Secured by nonfarm nonresidential properties	752,126	40.02	606,776	40.83
Loans secured by real estate	1,517,771	80.77	1,212,027	81.57
Commercial and industrial loans	204,441	10.88	150,268	10.11
Factored commercial receivables	114,361	6.09	83,901	5.65
Consumer loans	22,676	1.21	19,060	1.28
Other loans	19,993	1.05	20,717	1.39
Total gross loans	1,879,242	100.00%	1,485,973	100.00%
Unearned income	(648)		(489)
Total loans, net of unearned income	1,878,594		1,485,484
Allowance for loan losses	(13,407)		(12,113)
Total net loans	$1,865,187		$1,473,371

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

The principal component of our loan portfolio is loans secured by real estate. At June 30, 2017, this category totaled $1.5 billion and represented 80.8% of our total loan portfolio, compared to $1.2 billion, or 81.6% of the total loan portfolio, at December 31, 2016. Each category of real estate mortgage loans increased during the first six months of 2017.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $145.4 million, or 24.0%, to $752.1 million at June 30, 2017, compared to $606.8 million at December 31, 2016. Excluding the acquired Private Bancshares loans, commercial mortgage loans increased by $46.6 million, or 7.7%, during the six months ended June 30, 2017. Commercial mortgage loans comprise the single largest category of our loans, and at June 30, 2017, accounted for 40.0% of our entire loan portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally comprised a large portion of our loan portfolio. Of the $752.1 million in total commercial mortgage loans at June 30, 2017, approximately $308.9 million were loans secured by owner-occupied properties.

Residential mortgage loans increased by $77.5 million, or 20.0%, to $464.9 million at June 30, 2017, compared to $387.3 million at December 31, 2016. Excluding the acquired Private Bancshares loans, residential mortgage loans increased by $29.9 million, or 7.7%, during the six months ended June 30, 2017. At June 30, 2017, residential mortgages accounted for 24.7% of our entire loan portfolio.

Real estate construction, land development and other land loans totaled $235.7 million at June 30, 2017, an increase of 51.3% from $155.8 million at December 31, 2016. Excluding the acquired Private Bancshares loans, real estate construction, land development and other land loans increased by $12.6 million, or 8.1%, during the six months ended June 30, 2017. At June 30, 2017, this loan type accounted for 12.5% of our total loan portfolio.

Commercial and industrial loans totaled $204.4 million at June 30, 2017, an increase of 36.1% from $150.3 million at December 31, 2016. Excluding the acquired Private Bancshares loans, commercial and industrial loans increased by $19.6 million, or 13.1%, during the six months ended June 30, 2017. At June 30, 2017, this loan type accounted for 10.9% of our total loan portfolio.

Factored commercial receivables at Corporate Billing totaled $114.4 million at June 30, 2017, compared to $83.9 million at December 31, 2016. This balance fluctuates based on several variables, such as when receivables are purchased and when and how quickly payments are received.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

ALLOWANCE FOR LOAN LOSSES

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Total loans oustanding, net of unearned income	$1,878,594	$1,406,576	$1,878,594	1,406,576
Average loans oustanding, net of unearned income	$1,849,258	$1,391,789	$1,821,404	1,372,263
Allowance for loan losses at beginning of period	$12,565	$10,927	$12,113	9,842
Charge-offs:
Loans secured by real estate	44	-	44	-
Commercial and industrial loans	1	-	1	-
Factored receivables	722	431	1,352	1,319
Consumer loans	-	153	31	180
All other loans	1	3	1	4
Total charge-offs	768	587	1,429	1,503
Recoveries:
Loans secured by real estate	15	64	19	114
Commercial and industrial loans	1	26	3	26
Factored receivables	417	308	965	714
Consumer loans	4	3	6	7
All other loans	18	-	419	8
Total recoveries	455	401	1,412	869
Net charge-offs	313	186	17	634
Provision for loan losses	1,155	901	1,311	2,434
Allowance for loan losses at period end	$13,407	$11,642	$13,407	11,642
Allowance for loan losses to period end loans	0.71%	0.83%	0.71%	0.83%
Net charge-offs to average loans	0.07%	0.05%	0.00%	0.09%

The table above does not include the allowances of United Legacy Bank (”United”), Reunion Bank of Florida (“RBF”) or Private Bancshares that were established prior to each bank’s respective date of acquisition. In accordance with ASC Topic 805, Business Combinations, United’s, RBF’s and Private Bancshares’ allowances for loan losses were not brought forward at acquisition; instead, the acquired loans were recorded at fair value, and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At June 30, 2017, our total acquired loan portfolios totaled $511.3 million and had an aggregate related non-accretable difference of $7.9 million and accretable discount of $5.0 million.

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

Overall, asset quality indicators have remained steady or even improved, and, as a result, provision expense related directly to asset quality has been minimal. During the six months ended June 30, 2017, we recorded a provision expense of $1.3 million due to growth in the loan portfolio. The Company continues to experience organic growth, as well as growth through the maturity and renewal of approximately $17.9 million in previously acquired loans. These loans are no longer classified as acquired and have no remaining discount based on the fact that they have now been underwritten by the Company.

Allocation of the Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of
	June 30,		December 31,
(Dollars in thousands)	2017		2016
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$1,588	11.94%	$1,588	11.51%
Factored receivables	500	6.09	500	5.65
Real estate - mortgage	9,462	68.22	8,465	71.07
Real estate - construction	1,690	12.54	1,369	10.49
Consumer	167	1.21	191	1.28
	$13,407	100.00%	$12,113	100.00%

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

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated.

NONPERFORMING ASSETS

	As of
	June 30,		December 31,
(Dollars in thousands)	2017	2016	2016

Nonaccrual loans	$2,877	3,347	2,837
Loans past due 90 days or more and still accruing	1,172	406	581
Total nonperforming loans	4,049	3,753	3,418
Other real estate and repossessed assets	-	2,160	2,068
Total nonperforming assets	$4,049	5,913	5,486
Allowance for loan losses to period-end loans	0.71%	0.83%	0.82%
Allowance for loan losses to period-end nonperforming loans	331.12	310.21	354.39
Net charge-offs to average loans	0.00	0.09	0.07
Nonperforming assets to period-end loans and foreclosed property and repossessed assets	0.22	0.42	0.37
Nonperforming loans to period-end loans	0.22	0.27	0.23

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

Total nonperforming assets decreased by $1.4 million to $4.0 million at June 30, 2017, from $5.5 million at December 31, 2016. During the second quarter of 2017, the Company sold its only piece of other real estate and recognized a gain of $105 thousand. Asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of
	June 30,		December 31,
(Dollars in thousands)	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$608,280	30.34%	$429,030	25.73%
Interest-bearing demand	322,020	16.06	262,261	15.73
Savings and money market	810,941	40.46	703,289	42.17
Time less than $100k	61,544	3.07	64,073	3.84
Time equal to or greater than $100k and less than $250k	75,934	3.79	73,028	4.38
Time equal to or greater than $250k	125,809	6.28	136,029	8.15
Total deposits	$2,004,528	100.00%	$1,667,710	100.00%

Total deposits were $2.0 billion at June 30, 2017, an increase of $336.8 million from December 31, 2016. Excluding the acquired Private Bancshares deposits, deposits increased by $50.6 million, or 3.0%, during the six months ended June 30, 2017. During the second quarter of 2017, deposits decreased due to expected seasonal withdrawals and the departure of certain depositors with large deposit accounts seeking higher rates offered at other financial institutions.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One of our sources of wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $7.0 million at June 30, 2017 and December 31, 2016. We have not initiated any additional borrowings from the FHLB since 2012. During 2014, we issued $48.9 million of brokered deposits to fund a portion of the Bank’s acquisition of its controlling interest in Corporate Billing. Several of these brokered deposits have matured, and as of June 30, 2017, we had $22.7 million of brokered deposits outstanding. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit that mature in three to five years at rates that are lower than we would offer in our local markets, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificates of deposit balances of $5.4 million and $6.7 million at June 30, 2017 and December 31, 2016, respectively. The decrease in internet certificates of deposit during the first six months of 2017 was due to the contractual maturities of the certificates of deposit.

Liquidity

Market and public confidence in our financial strength and in financial institutions in general will have a significant role in our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure our liquidity position by giving consideration to both on- and off-balance sheet sources of, and demands for, funds on a daily, weekly and monthly basis.

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

Cash and cash equivalents at June 30, 2017 and December 31, 2016 were $224.8 million and $217.3 million, respectively. Based on the balance of cash and cash equivalents, we believe that our liquidity resources were sufficient at June 30, 2017 to fund loans and meet our other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS
As of June 30, 2017
(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$-	$7,000	$-	$-	$7,000
Subordinated debt	-	-	-	24,527	24,527
Certificates of deposit of less than $100k	46,176	10,436	4,881	51	61,544
Certificates of deposit of $100k or more	121,133	46,080	34,530	-	201,743
Operating leases	1,716	2,689	2,395	4,007	10,807
Total contractual obligations	$169,025	$66,205	$41,806	$28,585	$305,621

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

Our off-balance sheet arrangements are summarized in the following table as of the dates indicated.

CREDIT EXTENSION COMMITMENTS

	As of
	June 30,	December 31,
(Dollars in thousands)	2017	2016
Unfunded lines	$464,048	$337,415
Letters of credit	12,828	11,766
Total credit extension commitments	$476,876	349,181

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

The following table illustrates our interest rate sensitivity at June 30, 2017, assuming that the relevant assets and liabilities are collected and paid, respectively, based on historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS
As of June 30, 2017

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$866,794	61,718	170,173	305,126	346,974	147,291	1,898,076
Securities	33,608	6,609	7,677	9,146	10,766	33,763	101,569
Cash balances in other banks	197,141	-	-	-	-	-	197,141
Total interest-earning assets	$1,097,543	68,327	177,850	314,272	357,740	181,054	2,196,786

Interest-bearing liabilities
Interest-bearing transactions accounts	$131,027	4,190	18,858	50,286	44,479	73,180	322,020
Savings and money market deposits	482,777	8,922	40,143	84,306	61,558	133,235	810,941
Time deposits	11,411	36,286	119,465	56,537	39,345	243	263,287
Federal Home Loan Bank and other borrowed money	-	-	-	7,000	-	-	7,000
Subordinated debt	-	-	-	-	24,527	-	24,527
Total interest-bearing liabilities	$625,215	49,398	178,466	198,129	169,909	206,658	1,427,775

Interest sensitivity gap
Period gap	$472,328	18,929	(616)	116,143	187,831	(25,604)	769,011
Cumulative gap	472,328	491,257	490,641	606,784	794,615	769,011
Cumulative gap - Rate-Sensitive Assets/Rate-Sensitive Liabilities	21.50%	22.36	22.33	27.62	36.17	35.01

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

MARKET RISK

	Impact on Net Interest Income
	As of
	June 30,	December 31,
Change in prevailing interest rates	2017	2016
+400 basis points	20.29%	22.37%
+300 basis points	15.26	16.79
+200 basis points	10.25	11.20
+100 basis points	5.09	5.51
0 basis points	-	-
-100 basis points	(6.14)	(5.31)
-200 basis points	(12.69)	(11.75)
-300 basis points	(16.63)	(16.32)
-400 basis points	(19.79)	(20.19)

Capital Resources

Total shareholders’ equity attributable to NCC at June 30, 2017 was $355.9 million, or 14.7% of total assets. At December 31, 2016, total shareholders’ equity attributable to NCC was $229.7 million, or 11.8% of total assets.

On June 12, 2017, the Company completed an underwritten public offering of 1,104,000 shares of the Company’s common stock at a price to the public of $37.00 per share for gross proceeds of $40.8 million, which included 144,000 shares pursuant to the exercise of the underwriters’ over-allotment option. The net proceeds to the Company after deducting the underwriters’ discount and offering expenses totaled $38.7 million. Other factors increasing equity during the six months ended June 30, 2017 included our acquisition of Private Bancshares, the exercise of options to purchase our common stock and other share-based compensation and our net income.

In July 2013, the Federal Reserve and the OCC issued final rules implementing the Basel III regulatory capital framework, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules. Among other things, the rules (i) revised the minimum capital requirements and adjusted the prompt corrective action thresholds applicable to financial institutions under the agencies’ jurisdiction, (ii) revised the regulatory capital elements, (iii) added a new common equity Tier 1 capital ratio, (iv) increased the minimum Tier 1 capital ratio requirements and (v) implemented a new capital conservation buffer. The rules permit certain banking organizations to retain, through a one-time election, the then-existing treatment for accumulated other comprehensive income. The Company and Bank made the election to retain the then-existing treatment for accumulated other comprehensive income.

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures, such as common equity Tier 1 capital, Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well−capitalized” institution under applicable federal regulations. As of June 30, 2017, the Bank was “well-capitalized” under the regulatory framework for prompt corrective action.

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

The table below calculates and presents regulatory capital based on the regulatory capital ratio requirements under Basel III. As of January 1, 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes and is subject to a three-year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The ratios for the Company and Bank are currently sufficient to satisfy the fully phased-in conservation buffer.

The following table sets forth selected consolidated capital ratios at June 30, 2017 and December 31, 2016 for both NBC and NCC.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$287,744	15.18%	$151,690	8.00%	N/A	N/A
NBC	$239,094	12.62%	$151,575	8.00%	$189,468	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$249,810	13.17%	$113,768	6.00%	N/A	N/A
NBC	$225,687	11.91%	$113,682	6.00%	$151,576	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$249,810	13.17%	$85,326	4.50%	N/A	N/A
NBC	$225,687	11.91%	$85,261	4.50%	$123,155	6.50%
Tier 1 Capital (to Average Assets)
NCC	$249,810	10.69%	$93,491	4.00%	N/A	N/A
NBC	$225,687	9.67%	$93,313	4.00%	$116,641	5.00%
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$208,664	13.90%	$120,102	8.00%	N/A	N/A
NBC	$178,150	11.88%	$120,007	8.00%	$150,008	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$90,076	6.00%	N/A	N/A
NBC	$166,037	11.07%	$90,005	6.00%	$120,007	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$67,557	4.50%	N/A	N/A
NBC	$166,037	11.07%	$67,504	4.50%	$97,506	6.50%
Tier 1 Capital (to Average Assets)
NCC	$172,051	9.57%	$71,909	4.00%	N/A	N/A
NBC	$166,037	9.25%	$71,822	4.00%	$89,777	5.00%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Amendment to Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K (File No. 000-55336), filed with the Securities and Exchange Commission on February 20, 2016)

3.2

By-Laws of National Commerce Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

10.1

Form of Shareholder Voting Agreement, by and between National Commerce Corporation and each director and certain officers of Patriot Bank (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-218826), filed with the Securities and Exchange Commission on June 19, 2017)

10.2

Form of Option Termination Agreement, by and between Patriot Bank and each holder of outstanding options to purchase common stock of Patriot Bank (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-218826), filed with the Securities and Exchange Commission on June 19, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE CORPORATION (Registrant)

Date: August 9, 2017	/s/ Richard Murray, IV
Richard Murray, IV President and Chief Executive Officer

Date: August 9, 2017	/s/ William E. Matthews, V
William E. Matthews, V Chief Financial Officer