Form 10-Q
period 2017-09-30
National Commerce Corp
filed 2017-11-09
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                                                               No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 9, 2017
Common stock, $0.01 par value	14,784,165 shares

NATIONAL COMMERCE CORPORATION

FORM 10-Q

i

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “National Commerce Corporation,” “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation and its consolidated affiliates as of September 30, 2017.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$44,111	35,897
Interest-bearing deposits with banks	90,438	181,396
Cash and cash equivalents	134,549	217,293
Investment securities held-to-maturity (fair value of $26,076 and $25,894 at September 30, 2017 and December 31, 2016, respectively)	25,820	26,329
Investment securities available-for-sale	85,338	73,380
Other investments	10,740	7,879
Mortgage loans held-for-sale	15,278	15,373
Loans, net of unearned income	2,056,406	1,485,484
Less: allowance for loan losses	14,264	12,113
Loans, net	2,042,142	1,473,371
Premises and equipment, net	52,581	31,884
Accrued interest receivable	5,781	4,129
Bank-owned life insurance	31,973	28,034
Other real estate	1,171	2,068
Deferred tax assets, net	17,739	13,486
Goodwill	114,840	50,771
Core deposit intangible, net	4,848	2,032
Other assets	6,334	4,755
Total assets	$2,549,134	1,950,784

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$621,916	429,030
Interest-bearing demand	322,273	262,261
Savings and money market	863,421	703,289
Time	289,763	273,130
Total deposits	2,097,373	1,667,710
Federal Home Loan Bank advances and other borrowings	7,941	7,000
Subordinated debt	24,540	24,500
Accrued interest payable	1,136	829
Other liabilities	19,551	13,701
Total liabilities	2,150,541	1,713,740

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 14,777,230 and 10,934,541 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	148	109
Additional paid-in capital	347,371	205,372
Retained earnings	43,070	24,005
Accumulated other comprehensive income	500	249
Total shareholders' equity attributable to National Commerce Corporation	391,089	229,735
Noncontrolling interest	7,504	7,309
Total shareholders' equity	398,593	237,044
Total liabilities and shareholders' equity	$2,549,134	1,950,784

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Earnings
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest and dividend income:
Interest and fees on loans	$26,780	17,991	$75,360	53,143
Interest and dividends on taxable investment securities	694	493	1,871	1,288
Interest on non-taxable investment securities	195	200	592	601
Interest on interest-bearing deposits and federal funds sold	533	152	1,744	499
Total interest income	28,202	18,836	79,567	55,531
Interest expense:
Interest on deposits	2,101	1,499	6,165	4,544
Interest on borrowings	72	71	213	223
Interest on subordinated debt	388	389	1,165	572
Total interest expense	2,561	1,959	7,543	5,339
Net interest income	25,641	16,877	72,024	50,192
Provision for loan losses	1,105	373	2,416	2,807
Net interest income after provision for loan losses	24,536	16,504	69,608	47,385
Noninterest income:
Service charges and fees on deposit accounts	671	511	1,978	1,496
Mortgage origination and fee income	2,780	2,245	9,079	5,264
Merchant sponsorship revenue	622	542	1,968	1,555
Income from bank-owned life insurance	210	206	645	614
Rental income	84	-	84	-
Wealth management fees	12	15	36	39
Gain on other real estate, net	6	-	110	275
Gain on sale of investment securities available-for-sale	-	-	28	-
Other	245	483	1,242	1,241
Total noninterest income	4,630	4,002	15,170	10,484
Other expense:
Salaries and employee benefits	9,804	6,948	29,540	20,800
Commission-based compensation	1,748	1,104	5,155	3,015
Occupancy and equipment	1,692	1,181	4,644	3,447
Core deposit intangible amortization	366	191	1,062	574
Other operating expense	4,461	3,208	13,868	9,103
Total other expense	18,071	12,632	54,269	36,939
Earnings before income taxes	11,095	7,874	30,509	20,930
Income tax expense	3,828	2,639	9,950	6,794
Net earnings	7,267	5,235	20,559	14,136
Less: Net earnings attributable to noncontrolling interest	570	422	1,494	1,190
Net earnings attributable to National Commerce Corporation	$6,697	4,813	$19,065	12,946

Basic earnings per common share	$0.47	0.44	$1.42	1.19
Diluted earnings per common share	$0.46	0.43	$1.38	1.17

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings	$6,697	$4,813	$19,065	12,946
Other comprehensive income, net of tax:
Unrealized gains on investment securities available-for-sale:
Unrealized gains arising during the period, net of tax of $28, $34, $145 and $275, respectively	52	64	268	510
Reclassification adjustment for gains included in net earnings, net of tax of $11 during the nine months ended September 30, 2017	-	-	(17)	-
Other comprehensive income	52	64	251	510
Comprehensive income	$6,749	$4,877	$19,316	13,456

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Income	Interest	Total
Balance, December 31, 2016	$109	205,372	24,005	249	7,309	237,044

Share-based compensation expense	-	1,268	-	-	-	1,268
Net earnings attributable to National Commerce Corporation	-	-	19,065	-	-	19,065
Exercise of stock options and issuance of performance shares	3	2,598	-	-	-	2,601
Net earnings attributable to noncontrolling interest	-	-	-	-	1,494	1,494
Distributions paid to noncontrolling interest	-	-	-	-	(1,299)	(1,299)
Sale of common stock, net of offering expenses of $75	11	38,720	-	-	-	38,731
Acquisition of Private Bancshares, Inc., net of offering expenses of $167	18	71,384	-	-	-	71,402
Acquisition of Patriot Bank, net of offering expenses of $55	7	28,029	-	-	-	28,036
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	251	-	251

Balance, September 30, 2017	$148	347,371	43,070	500	7,504	398,593

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$19,065	12,946
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,416	2,807
Net earnings attributable to noncontrolling interest	1,494	1,190
Depreciation, amortization and accretion	(313)	650
Gain on trade or sale of premises and equipment	(21)	-
Gain on ineffective portion of fair value hedge derivative	(41)	(2)
Change in mortgage loan derivative	(201)	(342)
Excess tax benefit from share-based compensation	(527)	-
Gain on sale of investment securities available-for-sale	(28)	-
Share-based compensation expense	1,268	998
Income from bank-owned life insurance	(645)	(614)
Net gain on sale of other real estate	(110)	(275)
Other real estate non-cash write-downs	219	-
Change in (net of effect of business combinations):
Mortgage loans held-for-sale	24,723	7,210
Other assets and accrued interest receivable	538	1,203
Other liabilities and accrued interest payable	2,860	3,728
Net cash provided by operating activities	50,697	29,499
Cash flows from investing activities (net of effect of business combinations):
Proceeds from calls, maturities, and paydowns of securities available-for-sale	22,535	31,466
Proceeds from calls, maturities, and paydowns of securities held-to-maturity	670	698
Proceeds from sale of securities available-for-sale	15,055	1,494
Purchases of securities available-for-sale	(34,857)	(53,978)
Purchases of securities held-to-maturity	(250)	-
Proceeds from sale of other investments	-	693
Purchases of other investments	(2,468)	(2,173)
Net cash received in acquisitions	12,710	-
Net change in loans	(186,571)	(91,802)
Proceeds from sale of other real estate	2,103	2,080
Proceeds from the sale of premises and equipment	2,184	-
Purchases of premises and equipment	(18,058)	(2,372)
Net cash used by investing activities	(186,947)	(113,894)
Cash flows from financing activities (net of effect of business combinations):
Net change in deposits	13,614	(14,444)
Repayment of Federal Home Loan Bank advances	-	(15,000)
Net change in other borrowings	81	-
Issuance of subordinated debt	-	25,000
Debt offering expenses	-	(533)
Cash distribution paid to noncontrolling interests	(1,299)	(1,205)
Proceeds from stock offering	38,806	-
Stock offering expenses	(75)	-
Stock offering expenses related to acquisition	(222)	-
Proceeds from exercise of options and warrants	2,601	1,040
Net cash provided by (used by) financing activities	53,506	(5,142)
Net change in cash and cash equivalents	(82,744)	(89,537)
Cash and cash equivalents at beginning of the period	217,293	212,457
Cash and cash equivalents at end of the period	$134,549	122,920

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Cash Flows, continued
(In thousands)

	For the Nine Months Ended
	September 30,
Supplemental disclosure of cash flow information:	2017	2016
Cash paid during the period for:
Interest	$7,291	4,883
Income taxes	$9,257	4,508
Non-cash investing and financing activities:
Change in unrealized (losses) gains on securities available-for-sale, net of tax	$251	510
Transfer of loans to other real estate	$293	-
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	$507,635	-
Liabilities assumed in acquisitions	$420,685	-

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

The Bank provides a full range of commercial and consumer banking services. The Bank currently operates seven full-service banking offices in Alabama, fourteen full-service banking offices in central and northeast Florida (including under the trade names United Legacy Bank, Reunion Bank of Florida and Patriot Bank) and two full-service banking offices in the Atlanta, Georgia metro area (including under the trade names Private Bank of Buckhead, Private Bank of Decatur and PrivatePlus Mortgage). NBC is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and is subject to periodic examinations by the OCC. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is subject to periodic examinations by the Federal Reserve.

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

Note 3 – Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the sum of potential common shares that are dilutive plus the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares (options) are excluded from the diluted earnings per share computation. For the three- and nine-month periods ended September 30, 2017, there were no anti-dilutive potential common shares, compared to 101,459 and 101,680 anti-dilutive potential common shares for the three- and nine-month periods ended September 30, 2016, respectively.

The reconciliation of the components of the basic and diluted earnings per share is as follows.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net earnings available to common shareholders	$6,697	4,813	$19,065	12,946

Weighted average common shares outstanding	14,300,974	10,890,860	13,469,327	10,871,245
Dilutive effect of stock options	193,344	108,925	202,021	100,334
Dilutive effect of directors' deferred shares	33,418	20,148	33,418	20,072
Dilutive effect of performance share awards	151,810	95,201	149,308	89,095
Diluted common shares	14,679,546	11,115,134	13,854,074	11,080,746

Basic earnings per common share	$0.47	0.44	$1.42	1.19
Diluted earnings per common share	$0.46	0.43	$1.38	1.17

Note 4 – Securities

The amortized cost and fair value of held-to-maturity and available-for-sale debt securities at September 30, 2017 and December 31, 2016 were as follows.

	Held-to-Maturity Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
Residential mortgage-backed securities	$4,302	10	-	4,312
Municipal securities	21,268	269	23	21,514
Other debt securities	250	-	-	250
Total held-to-maturity securities	$25,820	279	23	26,076

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Residential mortgage-backed securities	$5,021	2	29	4,994
Municipal securities	21,308	25	433	20,900
Total held-to-maturity securities	$26,329	27	462	25,894

	Available-for-Sale Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
U.S. government agency obligations	$3,337	2	-	3,339
Residential mortgage-backed securities	41,108	496	75	41,529
Other commercial mortgage-backed securities	4,020	-	55	3,965
Other asset-backed securities	32,245	248	-	32,493
Municipal securities	3,859	153	-	4,012
Total available-for-sale securities	$84,569	899	130	85,338

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
U.S. government agency obligations	$3,653	-	36	3,617
Residential mortgage-backed securities	38,946	458	256	39,148
Other asset-backed securities	25,991	113	12	26,092
Municipal securities	4,406	148	31	4,523
Total available-for-sale securities	$72,996	719	335	73,380

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

Details concerning the Company’s debt securities with unrealized losses as of September 30, 2017 and December 31, 2016 are as follows.

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$-	-	-	-	-	-
Municipal securities	3,356	22	246	1	3,602	23
Other debt securities	-	-	-	-	-	-
Total held-to-maturity securities	$3,356	22	246	1	3,602	$23

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$3,286	29	-	-	3,286	29
Municipal securities	17,542	433	-	-	17,542	433
Total held-to-maturity securities	$20,828	462	-	-	20,828	462

	Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$-	-	-	-	-	-
Residential mortgage-backed securities	11,769	29	3,841	46	15,610	75
Other commercial mortgage-backed securities	3,965	55	-	-	3,965	55
Other asset-backed securities	1,000	-	-	-	1,000	-
Municipal securities	-	-	-	-	-	-
Total available-for-sale securities	$16,734	84	3,841	46	20,575	130

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$3,617	36	-	-	3,617	36
Residential mortgage-backed securities	18,606	256	-	-	18,606	256
Other asset-backed securities	2,488	12	-	-	2,488	12
Municipal securities	951	31	-	-	951	31
Total available-for-sale securities	$25,662	335	-	-	25,662	335

As of September 30, 2017, the Company did not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three-month and nine-month periods ended September 30, 2017 and 2016.

During the nine-month period ended September 30, 2017, the Company sold twenty-four debt securities that it acquired in connection with the purchases of Private Bancshares, Inc. (“Private Bancshares”) and Patriot Bank, resulting in proceeds of $14,489,000, and did not realize a gain or loss on the sale. In addition to these sales during the nine-month period ended September 30, 2017, the Company also sold one debt security from its legacy portfolio for proceeds of $562,000 and realized a gross gain of $28,000. During the nine-month period ended September 30, 2016, the Company sold one debt security for proceeds of $1,494,000 and realized a gross gain of $365.

The amortized cost and estimated fair value of debt securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal securities and U.S. government agencies:
0 to 5 years	$3,337	3,339	-	-
5 to 10 years	1,045	1,050	750	758
Over 10 years	2,814	2,962	20,518	20,756
Residential and other mortgage-backed securities and other asset-backed securities	77,373	77,987	4,552	4,562
Total	$84,569	85,338	25,820	26,076

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at September 30, 2017 and December 31, 2016 are summarized as follows.

	September 30, 2017	December 31, 2016
Commercial, financial and agricultural	$264,136	170,985
Factored commercial receivables	119,110	83,901
Real estate - mortgage	1,428,835	1,056,214
Real estate - construction	218,655	155,813
Consumer	26,299	19,060
	2,057,035	1,485,973
Less: Unearned fees	(629)	(489)
Total loans	2,056,406	1,485,484
Allowance for loan losses	(14,264)	(12,113)
Total net loans	$2,042,142	1,473,371

At September 30, 2017, the carrying value and outstanding balance of purchased credit impaired (“PCI”) loans accounted for under Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $26.9 million and $36.8 million, respectively. At December 31, 2016, the carrying value and outstanding balance of PCI loans were $12.0 million and $17.3 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	For the Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$375	286
Acquisition of Private Bancshares, Inc.	462	-
Accretion	(1,180)	(856)
Reclassification from nonaccretable difference	893	969
Balance at period end	$550	399

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

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
September 30, 2017	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,588	500	8,465	1,369	191	-	12,113
Provisions charged to operating expense	59	512	1,346	544	(45)	-	2,416
Loans charged off	(28)	(1,936)	(148)	-	(30)	-	(2,142)
Recoveries	427	1,424	19	-	7	-	1,877
Balance, September 30, 2017	$2,046	500	9,682	1,913	123	-	14,264

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	2,046	500	9,682	1,913	123	-	14,264
Total allowance for loan losses	$2,046	500	9,682	1,913	123	-	14,264
Loans:
Individually evaluated for impairment	$-	-	35	-	35	-	70
Collectively evaluated for impairment	263,260	119,110	1,404,063	217,978	25,630	-	2,030,041
Acquired loans with deteriorated credit quality	876	-	24,737	677	634	-	26,924
Total loans	$264,136	119,110	1,428,835	218,655	26,299	-	2,057,035

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
September 30, 2016	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,345	500	5,525	1,412	236	824	9,842
Provisions charged to operating expense	3	689	2,501	320	118	(824)	2,807
Loans charged off	(6)	(1,769)	(23)	-	(180)	-	(1,978)
Recoveries	72	1,080	107	9	11	-	1,279
Balance, September 30, 2016	$1,414	500	8,110	1,741	185	-	11,950

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	1,414	500	8,110	1,741	185	-	11,950
Total allowance for loan losses	$1,414	500	8,110	1,741	185	-	11,950
Loans:
Individually evaluated for impairment	$-	-	184	-	19	-	203
Collectively evaluated for impairment	167,546	70,066	996,677	146,831	19,489	-	1,400,609
Acquired loans with deteriorated credit quality	643	-	10,826	280	246	-	11,995
Total loans	$168,189	70,066	1,007,687	147,111	19,754	-	1,412,807

The Company individually evaluates for impairment all loans that are on non-accrual status. Additionally, any troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral-dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance. During the nine months ended September 30, 2017 and 2016, the Company did not modify any loans in a manner that would be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of September 30, 2017 and December 31, 2016. The purchased credit-impaired loans are not included in these tables because they are recorded at fair value at acquisition and there has been no further indication of credit deterioration that would require an additional provision.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
September 30, 2017	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	35	35	-	129
Real estate - construction	-	-	-	-
Consumer	35	35	-	35
Total	$70	70	-	164

Impaired loans with related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	11
Real estate - construction	-	-	-	-
Consumer	-	-	-	-
Total	$-	-	-	11

Total impaired loans:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	35	35	-	140
Real estate - construction	-	-	-	-
Consumer	35	35	-	35
Total	$70	70	-	175

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2016	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	180	213	-	168
Real estate - construction	-	-	-	97
Consumer	7	42	-	31
Total	$187	255	-	296

Impaired loans with related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	-
Real estate - construction	-	-	-	-
Consumer	-	-	-	-
Total	$-	-	-	-

Total impaired loans:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	180	213	-	168
Real estate - construction	-	-	-	97
Consumer	7	42	-	31
Total	$187	255	-	296

For the nine months ended September 30, 2017 and 2016, the Company did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of September 30, 2017 and December 31, 2016, by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For Corporate Billing’s factored receivables, which are commercial trade credits rather than promissory notes, our practice, in most cases, is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, in which case the invoice is charged against the allowance for loan losses. This table includes all loans, whether acquired or non-acquired.

	30-59 Days	60-89 Days	> 90 Days	Total
September 30, 2017	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial and agricultural	$1,363	-	-	1,363	262,773	264,136	-
Factored commercial receivables	8,440	2,605	1,690	12,735	106,375	119,110	-
Real estate - mortgage	2,363	-	2,132	4,495	1,424,340	1,428,835	2,576
Real estate - construction	124	-	-	124	218,531	218,655	84
Consumer	102	-	-	102	26,197	26,299	35
Total	$12,392	2,605	3,822	18,819	2,038,216	2,057,035	2,695

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2016	Past Due	Past Due	Past Due	Past Due	Current	Total	Non-accrual
Commercial, financial and agricultural	$13	-	-	13	170,972	170,985	-
Factored commercial receivables	5,947	1,383	581	7,911	75,990	83,901	-
Real estate - mortgage	440	392	2,075	2,907	1,053,307	1,056,214	2,718
Real estate - construction	-	-	-	-	155,813	155,813	98
Consumer	68	-	-	68	18,992	19,060	21
Total	$6,468	1,775	2,656	10,899	1,475,074	1,485,973	2,837

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans. As of September 30, 2017 and December 31, 2016, based on the most recent analysis performed, the risk category of loans by class of loans was as presented in the following table. This table includes all loans, whether acquired or non-acquired.

September 30, 2017	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$260,716	1,812	1,608	-	264,136
Factored commercial receivables	119,110	-	-	-	119,110
Real estate - mortgage	1,407,140	6,577	13,875	1,243	1,428,835
Real estate - construction	218,296	-	359	-	218,655
Consumer	25,718	24	557	-	26,299
Total	$2,030,980	8,413	16,399	1,243	2,057,035

December 31, 2016	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$168,004	1,422	1,559	-	170,985
Factored commercial receivables	83,901	-	-	-	83,901
Real estate - mortgage	1,047,797	2,163	3,586	2,668	1,056,214
Real estate - construction	155,583	-	132	98	155,813
Consumer	18,499	26	514	21	19,060
Total	$1,473,784	3,611	5,791	2,787	1,485,973

The September 30, 2017 totals above include the loans acquired in our acquisition of Private Bancshares and Patriot Bank using risk ratings assigned during the due diligence process. These initial risk ratings were revised as necessary as of September 30, 2017.

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

Investment Securities

Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurements are based on quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques, such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors, such as credit assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or Nasdaq, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises, municipal bonds and other asset-backed securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

The fair value of securities held-to-maturity is estimated using the same measurement techniques as securities available-for-sale.

Other Investments

For disclosure purposes, the carrying amount of other investments approximates their fair value.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired, and a specific reserve in the allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2017 and December 31, 2016, impaired loans were evaluated based on the fair value of the collateral.  Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Subordinated Debt

For disclosure purposes, the fair value of the Company’s fixed-rate subordinated debt is estimated using a discounted cash flow model that utilizes current market interest rates on borrowings with a similar maturity.

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

Although the Company has determined that a majority of the inputs used to value its derivatives falls within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company or the counterparty. However, as of September 30, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustment was not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

September 30, 2017	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	3,339	-	3,339
Residential mortgage-backed securities	-	41,529	-	41,529
Other commercial mortgage-backed securities	-	3,965	-	3,965
Municipal securities	-	4,012	-	4,012
Other asset-backed securities	-	32,493	-	32,493
Total investment securities available-for-sale	$-	85,338	-	85,338
Mortgage loans held-for-sale	$-	15,278	-	15,278
Derivative assets	$-	1,099	-	1,099
Derivative liabilities	$-	773	-	773

December 31, 2016	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	3,617	-	3,617
Residential mortgage-backed securities	-	39,148	-	39,148
Municipal securities	-	4,523	-	4,523
Other asset-backed securities	-	26,092	-	26,092
Total investment securities available-for-sale	-	73,380	-	73,380
Mortgage loans held-for-sale	$-	15,373	-	15,373
Derivative assets	$-	427	-	427
Derivative liabilities	$-	366	-	366

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2017 and December 31, 2016.

September 30, 2017	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	1,171	1,171
Non-accrual loans	-	-	2,695	2,695

December 31, 2016	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	2,068	2,068
Non-accrual loans	-	-	2,837	2,837

The following table shows the significant unobservable inputs used in the nonrecurring fair value measurement of Level 3 assets.

September 30, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts			Weighted Average Discounts
Other real estate	$1,171	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	0%	-	65%	51%
Non-accrual loans	2,695	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	31%

December 31, 2016
Other real estate	$2,068	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	11%	-	35%	11%
Non-accrual loans	2,837	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	33%

The inputs used to determine the fair value of other real estate include market conditions, estimated holding period, underlying collateral characteristics and discount rates. The inputs used to determine the fair value of impaired loans include market conditions, loan term, estimated holding period, underlying collateral characteristics and discount rates.

For the three months ended September 30, 2017, there were no changes in the methods and significant inputs used to estimate fair value.

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 were as follows:

	Carrying	Estimated Fair Value
September 30, 2017	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$134,549	134,549	-	-
Investment securities held-to-maturity	25,820	-	26,076	-
Investment securities available-for-sale	85,338	-	85,338	-
Other investments	10,740	-	10,740	-
Loans, net	2,042,142	-	2,037,652	2,695
Mortgage loans held-for-sale	15,278	-	15,278	-
Bank-owned life insurance	31,973	-	31,973	-
Derivative assets	1,099	-	1,099	-

Liabilities:
Deposits	2,097,373	-	1,994,706	-
Federal Home Loan Bank advances and other borrowings	7,941	-	7,149	-
Subordinated debt	24,540	-	24,122	-
Derivative liabilities	773	-	773	-

	Carrying	Estimated Fair Value
December 31, 2016	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$217,293	217,293	-	-
Investment securities held-to-maturity	26,329	-	25,894	-
Investment securities available-for-sale	73,380	-	73,380	-
Other investments	7,879	-	7,879	-
Loans, net	1,473,371	-	1,470,491	2,837
Mortgage loans held-for-sale	15,373	-	15,373	-
Bank-owned life insurance	28,034	-	28,034	-
Derivative assets	427	-	427	-

Liabilities:
Deposits	1,667,710	-	1,616,266	-
Federal Home Loan Bank advances	7,000	-	7,247	-
Subordinated debt	24,500	-	22,794	-
Derivative liabilities	366	-	366	-

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

	Retail and
	Commercial	Mortgage	Receivables	Elimination
	Banking	Division (1)	Factoring	Entries (2)	Total
For the Three Months Ended September 30, 2017
Interest income	$25,021	151	3,969	(939)	28,202
Interest expense	2,487	74	939	(939)	2,561
Net interest income	22,534	77	3,030	-	25,641
Provision for loan and lease losses	980	-	125	-	1,105
Noninterest income	1,285	3,296	49	-	4,630
Noninterest expense	13,104	3,352	1,615	-	18,071
Net earnings before tax and noncontrolling interest	9,735	21	1,339	-	11,095
Income tax expense	3,528	8	292	-	3,828
Noncontrolling interest	-	-	(570)	-	(570)
Net earnings attributable to National Commerce Corporation	$6,207	13	477	-	6,697

For the Nine Months Ended September 30, 2017
Interest income	$70,528	543	10,945	(2,449)	79,567
Interest expense	7,283	260	2,449	(2,449)	7,543
Net interest income	63,245	283	8,496	-	72,024
Provision for loan and lease losses	1,904	-	512	-	2,416
Noninterest income	4,683	10,379	108	-	15,170
Noninterest expense	39,114	10,515	4,640	-	54,269
Net earnings before tax and noncontrolling interest	26,910	147	3,452	-	30,509
Income tax expense	9,150	56	744	-	9,950
Noncontrolling interest	(1)	-	(1,493)	-	(1,494)
Net earnings attributable to National Commerce Corporation	$17,759	91	1,215	-	19,065

Total assets as of September 30, 2017	$2,498,085	15,278	140,285	(104,514)	2,549,134

For the Three Months Ended September 30, 2016
Interest income	$16,251	145	2,916	(476)	18,836
Interest expense	1,898	61	476	(476)	1,959
Net interest income	14,353	84	2,440	-	16,877
Provision for loan and lease losses	289	-	84	-	373
Noninterest income	1,791	2,179	32	-	4,002
Noninterest expense	9,590	1,709	1,333	-	12,632
Net earnings before tax and noncontrolling interest	6,265	554	1,055	-	7,874
Income tax expense	2,187	211	241	-	2,639
Noncontrolling interest	-	-	(422)	-	(422)
Net earnings attributable to National Commerce Corporation	$4,078	343	392	-	4,813

For the Nine Months Ended September 30, 2016
Interest income	$47,681	411	8,885	(1,446)	55,531
Interest expense	5,174	165	1,446	(1,446)	5,339
Net interest income	42,507	246	7,439	-	50,192
Provision for loan and lease losses	2,118	-	689	-	2,807
Noninterest income	4,734	5,673	77	-	10,484
Noninterest expense	28,246	4,758	3,935	-	36,939
Net earnings before tax and noncontrolling interest	16,877	1,161	2,892	-	20,930
Income tax expense	5,706	441	647	-	6,794
Noncontrolling interest	-	-	(1,190)	-	(1,190)
Net earnings attributable to National Commerce Corporation	$11,171	720	1,055	-	12,946

Total assets as of September 30, 2016	$1,741,047	7,810	92,822	(62,401)	1,779,278

(1) Noninterest income for the mortgage division segment includes intercompany income allocation.

(2) Entry to remove intercompany interest allocated to the receivables factoring segment.  For segment reporting purposes, we allocate funding costs to the receivables factoring segment at the federal funds rate plus 2.50%.

Note 8 – Goodwill and Intangibles

Changes to the carrying amount of goodwill for the nine months ended September 30, 2017 are provided in the following table.

Balance, December 31, 2016	$50,771
Acquisition of Private Bancshares, Inc.	48,169
Acquisition of Patriot Bank	15,900
Balance, September 30, 2017	$114,840

The adjustments to goodwill made during the nine months ended September 30, 2017 resulted from the acquisitions of Private Bancshares on January 1, 2017 and Patriot Bank on August 31, 2017. For additional information on these acquisitions, see Note 10 to the unaudited consolidated financial statements below.

A summary of core deposit intangible assets as of September 30, 2017 and December 31, 2016 is as follows.

	September 30, 2017	December 31, 2016
Gross carrying amount	$7,193	3,315
Less: accumulated amortization	(2,345)	(1,283)
Net carrying amount	$4,848	2,032

Note 9 – Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), the FHLB and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At September 30, 2017 and December 31, 2016, the Company’s reserve requirements were approximately $4,336,000 and $8,139,000, respectively.

Note 10 – Acquisitions

Patriot Bank

Effective August 31, 2017, the Company completed its acquisition of Patriot Bank. Patriot Bank was headquartered in Trinity, Florida, and was merged with and into NBC. NBC continues to operate the former offices of Patriot Bank as a division of NBC under the trade name “Patriot Bank.”

At the effective time of the merger, each share of common stock of Patriot Bank issued and outstanding was converted into the right to receive 0.1711 shares of NCC common stock and cash in the amount of $0.725. The Company paid approximately $3,002,000 in cash and issued 706,702 shares of NCC common stock for the issued and outstanding shares of Patriot Bank common stock.

The acquisition of Patriot Bank was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding the methods and assumptions to be used. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

The following table presents the assets acquired and liabilities assumed of Patriot Bank as of August 31, 2017 at their initial fair value estimates:

	As Recorded By	Fair Value		As Recorded
	Patriot Bank	Adjustments		By the Company
Cash and cash equivalents	$3,373	-		3,373
Interest bearing deposits in banks	2,895	(27)	a	2,868
Investment securities	4,967	(56)	a	4,911
Loans	124,714	(3,120)	b	121,594
Allowance for loan losses	1,531	(1,531)	c	-
Net loans	123,183	(1,589)		121,594
Premises and equipment, net	6,457	(280)	d	6,177
Core deposit intangible	-	899	e	899
Other real estate and repossessions	1,601	(580)		1,021
Other assets	2,838	657	f	3,459
		(36)	g
Total assets	$145,314	(1,012)		144,302

Noninterest-bearing deposits	$27,247	-		27,247
Interest-bearing deposits	100,425	68	h	100,493
Total deposits	127,672	68		127,740

Repurchase liability	860	-		860
Other liabilities	517	(8)	i	509
Total liabilities	129,049	60		129,109

Net identifiable assets acquired over liabilities assumed	16,265	(1,072)		15,193

Goodwill	-	15,900		15,900

Net assets acquired over liabilities assumed	$16,265	14,828		31,093

Consideration:

Shares of common stock issued		706,702
Estimated value per share of the Company's stock		$39.75

Fair value of Company stock issued		28,091
Cash paid for shares and in lieu of fractional shares		3,002

Fair value of total consideration transferred		$31,093

Explanation of fair value adjustments:

a.	Adjustment reflects fair value adjustments of the interest bearing deposits in banks and available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment reflects the elimination of Patriot Bank’s allowance for loan losses.
d.	Adjustment reflects the write-off of certain fixed assets.
e.	Adjustment reflects the recording of core deposit intangible asset.
f.	Adjustment to record the deferred tax asset created by purchase adjustments.
g.	Adjustment to write-off miscellaneous assets
h.	Adjustment reflects the fair value adjustment to time deposit accounts.
i.	Adjustment to reflect fair value of liabilities.

The discounts on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

Private Bancshares, Inc.

Effective January 1, 2017, the Company completed its merger with Private Bancshares. Private Bancshares was the parent company of Private Bank of Buckhead, headquartered in Atlanta, Georgia, and was merged with and into NCC. Immediately following the holding company merger, Private Bank of Buckhead merged with and into NBC, but NBC continues to operate the former offices of Private Bank of Buckhead as a division of NBC under the trade names “Private Bank of Buckhead,” “Private Bank of Decatur” and “PrivatePlus Mortgage.”

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

The following table presents the assets acquired and liabilities assumed of Private Bancshares as of January 1, 2017 at their initial fair value estimates:

	As Recorded By	Fair Value		As Recorded
	Private Bancshares	Adjustments		By the Company
Cash and cash equivalents	$17,793	-		17,793
Investment securities	10,030	(312)	a	9,718
Other investments	252	-		252
Mortgage loans held-for-sale	24,628	-		24,628
Loans	266,750	(6,716)	b	260,034
Allowance for loan losses	3,306	(3,306)	c	-
Net loans	263,444	(3,410)		260,034
Premises and equipment, net	558	(95)	d	463
Core deposit intangible	-	2,979	e	2,979
Bank-owned life insurance	3,294	-		3,294
Other assets	2,569	1,568	f	4,137
Total assets	$322,568	730		323,298

Noninterest-bearing deposits	$135,822	-		135,822
Interest-bearing deposits	150,260	131	g	150,391
Total deposits	286,082	131		286,213

Repurchase liability	2,201	-		2,201
Other liabilities	3,374	(212)	h	3,162
Total liabilities	291,657	(81)		291,576

Net identifiable assets acquired over liabilities assumed	30,911	811		31,722

Goodwill	-	48,169		48,169

Net assets acquired over liabilities assumed	$30,911	48,980		79,891

Consideration:

Shares of common stock issued		1,809,189
Estimated value per share of the Company's stock		$37.15

Fair value of Company stock issued		67,211
Cash paid for shares and in lieu of fractional shares		8,322
Value of assumed stock options and restricted stock units converted to common stock		4,358

Fair value of total consideration transferred		$79,891

Explanation of fair value adjustments:

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment reflects the elimination of Private Bancshares’ allowance for loan losses.
d.	Adjustment reflects the write-off of certain fixed assets.
e.	Adjustment reflects the recording of core deposit intangible asset.
f.	Adjustment to record the deferred tax asset created by purchase adjustments.
g.	Adjustment reflects the fair value adjustment to time deposit accounts.
h.	Adjustment to reflect unrecorded liabilities.

The discounts on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

The following unaudited supplemental pro forma information is presented to show estimated results assuming Private Bancshares and Patriot Bank were acquired as of January 1, 2016. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2016 and should not be considered as representative of future operating results. Pro forma information for 2017 is presented assuming Patriot Bank was included since the beginning of 2017. An adjustment for Private Bancshares is not necessary because Private Bancshares is included in the Company’s results for the entire three-and nine-month periods ended September 30, 2017.

	For the Three Months Ended		For the Nine Months Ended
Performance Measures (pro forma, unaudited)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net interest income	$26,725	$22,350	$76,292	$65,865
Net earnings	$7,086	$5,938	$20,255	$16,042
Diluted earnings per common share	$0.46	$0.43	$1.39	$1.17

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

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. As of September 30, 2017 and December 31, 2016, the approximate fair values and notional amounts of the Company’s derivative instruments, as well as their location on the consolidated balance sheet, were as follows.

	Balance Sheet		Notional
September 30, 2017	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(211)	15,306
Interest rate swaps with customers	Other Assets	$520	39,937
Reciprocal interest rate swaps	Other Liabilities	$(520)	39,937
Forward commitment to sell mortgage-backed securities	Other Liabilities	$(42)	23,500
Interest rate lock commitments on residential mortgages	Other Assets	$579	31,957

	Balance Sheet		Notional
December 31, 2016	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(276)	15,847
Interest rate swaps with customers	Other Assets	$91	26,624
Reciprocal interest rate swaps	Other Liabilities	$(91)	26,624
Forward commitment to sell mortgage-backed securities	Other Assets	$90	15,000
Interest rate lock commitments on residential mortgages	Other Assets	$246	26,463

During the nine months ended September 30, 2017, the Company recognized a gain of approximately $41,000 related to the ineffective portion of derivatives designated as fair value hedges. The gains and losses are included in other income in the consolidated statements of earnings.

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

Note 13 – Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (Topic 606). The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date. This ASU deferred the effective date of ASU 2014-09, Revenue From Contracts With Customers (Topic 606), by one year. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company’s revenue has been more significantly weighted towards net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income has not been as significant. The Company is continuing to assess its revenue streams and reviewing its contracts with customers that are potentially affected by the new guidance, including fees on deposits, gains and losses on the sale of other real estate owned, credit and debit card interchange fees, and credit card revenue, to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. However, the Company’s revenue recognition pattern for these revenue streams is not expected to change materially from current practice. In addition, the Company continues to follow implementation issues specific to financial institutions, which are still under discussion by the FASB’s Transition Resource Group. The Company is currently planning to adopt the ASU on January 1, 2018 utilizing the modified retrospective approach.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01: (a) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income; (b) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (d) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (e) require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (f) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (g) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the provisions of this ASU to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company leases some of its banking offices under lease agreements that it classifies as operating leases. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements. Management currently anticipates recognizing a right-of-use asset and a lease liability associated with its long-term operating leases. Additionally, the inclusion of these right-of-use lease assets in our balance sheet is expected to impact our total risk-weighted assets.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which applies to the use of the so-called CECL model, or current expected credit losses. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC reporting companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the amendments in this ASU on its consolidated financial statements and is collecting data that will be needed to produce historical inputs into any models created as a result of adopting this ASU.

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

Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through seven full-service banking offices in Alabama, fourteen full-service banking offices in central and northeast Florida, and two full-service banking offices in the Atlanta, Georgia metro area. We also own a 70% equity interest in CBI Holding Company, LLC (”CBI”), which owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services primarily to transportation companies and automotive parts and service providers throughout the United States and parts of Canada.

Overview of Third Quarter 2017 Results

Net income was $6.7 million in the third quarter ended September 30, 2017, compared to $4.8 million in the third quarter of 2016. Several important measures from the 2017 third quarter include:

●	Net interest margin (taxable equivalent) of 4.58%, compared to 4.18% for the third quarter of 2016.
●	Return on average assets of 1.08%, identical to the third quarter of 2016.
●

Loan growth (excluding mortgage loans held-for-sale and $121.6 million of loans acquired from Patriot Bank during the quarter) of $56.2 million. Excluding factored receivables in the Company’s factoring subsidiary, Corporate Billing, LLC, and the loans acquired from Patriot Bank, third quarter 2017 loan growth was approximately $51.5 million, representing an 11.6% annualized growth rate.

●	Excluding acquired deposits from Patriot Bank totaling $127.7 million, deposits decreased $34.9 million.
●	$122.7 million in mortgage production, compared to $91.6 million for the third quarter of 2016.
●	$259.5 million in purchased volume in the factoring division, compared to $251.0 million for the second quarter of 2017 and $172.4 million for the third quarter of 2016.
●	An increase in non-acquired non-performing assets to $1.9 million at September 30, 2017, from $1.2 million at June 30, 2017.
●	Annualized net charge-offs of 0.05% of average loans for the third quarter of 2017, compared to 0.07% for the second quarter of 2017 and of 0.02% for the third quarter of 2016.
●	Successful completion of the Patriot Bank acquisition on August 31, 2017.
●	Ending book value per share of $26.97.

2017 Acquisitions

Patriot Bank

On August 31, 2017, the Company closed the previously announced acquisition of Patriot Bank, headquartered in Trinity, Florida. At the effective time of the acquisition, Patriot Bank was merged with and into NBC. The former offices of Patriot Bank continue to operate as a division of NBC under the trade name “Patriot Bank.”

In connection with the merger, each share of common stock of Patriot Bank issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.1711 shares of NCC common stock and cash in the amount of $0.725. NCC paid approximately $3,002,000 in cash and issued 706,702 shares of common stock in exchange for all of the issued and outstanding shares of Patriot Bank common stock at the effective time of the merger. See Note 10 to the Unaudited Consolidated Financial Statements for more information on the acquisition.

Private Bancshares, Inc.

On January 1, 2017, the Company closed the previously announced merger of Private Bancshares, Inc. (“Private Bancshares”), the parent company of Private Bank of Buckhead (“PBB”), headquartered in Atlanta, Georgia, with and into NCC. Immediately following the holding company merger, PBB merged with and into NBC. The former offices of PBB continue to operate as a division of NBC under the trade names “Private Bank of Buckhead,” “Private Bank of Decatur” and “PrivatePlus Mortgage.”

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the creditworthiness of borrowers and the estimated value of underlying collateral, assumptions about cash flow, determinations of loss factors for estimating credit losses and judgments regarding the impact of current events, conditions and other factors affecting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we ultimately realize may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional, national and global economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to NCC’s consolidated financial statements for the year ended December 31, 2016, which are contained in our Annual Report on Form 10-K.

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

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2017 and September 30, 2016

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.

Net Income

During the three months ended September 30, 2017, our net income was $6.7 million, compared to $4.8 million for the three months ended September 30, 2016, an increase of 39.1%. During the nine months ended September 30, 2017, our net income was $19.1 million, compared to $12.9 million for the nine months ended September 30, 2016, an increase of 47.3%. Our results of operations for the three and nine months ended September 30, 2017 included the results of Private Bancshares for the entire period, which we acquired on January 1, 2017, and one month of the results of Patriot Bank, which we acquired on August 31, 2017. Because both Private Bancshares and Patriot Bank were acquired during 2017, their results are not included in our results of operations for three and nine months ended September 30, 2016.

The primary reason for the increase in net income for the three and nine months ended September 30, 2017 compared to the same period of 2016 was an increase in net interest income. During the three months ended September 30, 2017, net interest income was $25.6 million, an increase of $8.8 million, or 51.9%, compared to the three months ended September 30, 2016. During the nine months ended September 30, 2017, net interest income was $72.0 million, an increase of $21.8 million, or 43.5%, compared to the nine months ended September 30, 2016. This increase was a result of higher levels of loan volume and other earning assets from organic growth and the acquisitions of Private Bancshares and Patriot Bank. Total noninterest income during the three months ended September 30, 2017 was $4.6 million, an increase of $628 thousand compared to the three months ended September 30, 2016. Total noninterest income during the nine months ended September 30, 2017 was $15.2 million, an increase of $4.7 million, or 44.7%, compared to the nine months ended September 30, 2016. Most categories of noninterest income increased during the three and nine months ended September 30, 2017 compared to the same periods of 2016. The largest increase in noninterest income during the three and nine months ended September 30, 2017 was in revenue from the mortgage division. During the three and nine months ended September 30, 2017, mortgage origination and fee income increased $535 thousand and $3.8 million, respectively, compared to the same periods of 2016.

The increases in net interest income and noninterest income were partially offset by an increase in other noninterest expense during the three and nine months ended September 30, 2017. Total noninterest expense during the three months ended September 30, 2017 was $18.1 million, an increase of $5.4 million, or 43.1%, compared to the three months ended September 30, 2016. Total noninterest expense during the nine months ended September 30, 2017 was $54.3 million, an increase of $17.3 million, or 46.9%, compared to the nine months ended September 30, 2016. This increase during each period of 2017 was primarily a result of the addition of the operating expenses of Private Bancshares, included since January 1, 2017, and Patriot Bank, included since August 31, 2017, and costs associated with the overall growth of the Company. Private Bancshares and Patriot Bank are not included in our results of operations for the three and nine months ended September 30, 2016.

A majority of the changes in our net interest income, noninterest income and noninterest expense for the three and nine months ended September 30, 2017, compared to the same periods of 2016, resulted from the additional revenues and expenses of Private Bancshares, which we acquired on January 1, 2017, and Patriot Bank, which we acquired on August 31, 2017. The following table details the contributions of Private Bancshares and Patriot Bank to selected consolidated totals for the three and nine months ended September 30, 2017.

	Private Bancshares		Patriot Bank
	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017	For the Three and Nine Months Ended September 30, 2017
Net interest income	$4,676	$13,242	$475
Noninterest income	1,138	3,441	25
Noninterest expense	3,167	10,653	311

Net Interest Income and Net Interest Margin Analysis

Comparison of net interest income for the three months ended September 30, 2017 and 2016

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

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Three Months Ended
(Dollars in thousands)	September 30, 2017			September 30, 2016
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans (1)	$1,937,115	$26,634	5.45%	$1,399,016	$17,853	5.08%
Mortgage loans held-for-sale	16,811	151	3.56	13,986	145	4.12
Securities:
Taxable securities	90,969	694	3.03	76,787	493	2.55
Tax-exempt securities (1)	25,286	310	4.86	26,029	317	4.85
Cash balances in other banks	159,973	533	1.32	101,422	152	0.60
Total interest-earning assets	2,230,154	$28,322	5.04	1,617,240	$18,960	4.66
Noninterest-earning assets	228,231			148,275
Total assets	$2,458,385			$1,765,515

Liabilities and shareholders' equity
Interest-bearing transaction accounts	$314,925	$207	0.26%	$214,439	$125	0.23%
Savings and money market deposits	827,526	1,233	0.59	612,618	713	0.46
Time deposits	273,630	661	0.96	283,022	661	0.93
Federal Home Loan Bank advances and other borrowed money	7,228	72	3.95	7,000	71	.04
Subordinated debt	24,533	388	6.27	24,498	389	6.32
Total interest-bearing liabilities	1,447,842	$2,561	0.70	1,141,577	$1,959	0.68
Noninterest-bearing deposits	615,130			381,205
Total funding sources	2,062,972			1,522,782
Noninterest-bearing liabilities	19,284			13,780
Shareholders' equity	376,129			228,953
Total liabilities and shareholders’ equity	$2,458,385			$1,765,515
Net interest rate spread			4.34%			3.98%
Net interest income/margin (taxable equivalent)		25,761	4.58%		17,001	4.18%
Tax equivalent adjustment		120			124
Net interest income/margin		$25,641	4.56%		$16,877	4.15%

(1) Yields on tax-exempt loans and securities have been computed on a tax-equivalent basis using an income tax rate of 37%.

Net interest income increased $8.8 million, or 51.9%, to $25.6 million for the three months ended September 30, 2017, compared to $16.9 million for the same period of 2016. The increase was due to an increase in interest income of $9.4 million, resulting from higher levels of loan volume from organic growth and the acquisitions of Private Bancshares and Patriot Bank. This increase in interest income was partially offset by a $602 thousand increase in interest expense. The increase in interest income was primarily due to a 38.5% increase in average loans outstanding for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The resulting net interest margin for the three months ended September 30, 2017 rose to 4.56%, from 4.15% during the three months ended September 30, 2016.

Interest-earning assets averaged $2.2 billion for the three months ended September 30, 2017, compared to $1.6 billion for the three months ended September 30, 2016, an increase of $612.9 million, or 37.9%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased 0.38% to 5.04% for the three months ended September 30, 2017, compared to 4.66% for the three months ended September 30, 2016. During the three months ended September 30, 2017, the loan yield was 5.45%, compared to 5.08% during the three months ended September 30, 2016. The increase in loan yield was attributable to increased accretion on our acquired loans due to early pay-offs and increased cash flow projections, higher rates on the acquired Private Bancshares loans than on the rest of our existing portfolio and increased rates on floating rate loans resulting from increases in short-term interest rate indices, such as the prime rate and 30-day LIBOR rates. Private Bancshares and Patriot Bank contributed average loan balances of $276.2 million and $40.0 million, respectively, during the three months ended September 30, 2017. Additionally, during the three months ended September 30, 2017, the yield on cash balances in other banks was 1.32%, or 0.72% higher than the yield for the 2016 third quarter.

Interest-bearing liabilities averaged $1.4 billion for the three months ended September 30, 2017, compared to $1.1 billion for the three months ended September 30, 2016, an increase of $306.3 million, or 26.8%. The rate on total interest-bearing liabilities was 0.70% for the three months ended September 30, 2017, compared to 0.68% for the three months ended September 30, 2016. The small increase in the rate paid on interest-bearing liabilities is primarily due to the effect of recent increases in short-term rate indices, such as the prime rate, and the fact that rates paid on Private Bancshares’ interest-bearing deposits were generally higher than the rates paid on our other deposits. The increase in interest-bearing and noninterest-bearing average deposits was due to organic deposit production and the inclusion of Private Bancshares’ and Patriot Bank’s deposits in our results for the three months ended September 30, 2017.

Average noninterest-bearing deposits increased to $615.1 million during the three months ended September 30, 2017, compared to $381.2 million during the three months ended September 30, 2016. This increase in average noninterest-bearing deposits, together with the increased volume of interest-earning assets and higher yields on interest-earning assets, led to the higher net interest margin for the three months ended September 30, 2017.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2017 vs. 2016
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$7,356	$1,425	$8,781
Mortgage loans held-for-sale	27	(21)	6
Securities:
Taxable securities	101	100	201
Tax-exempt securities	(8)	1	(7)
Cash balances in other banks	122	259	381
Total interest-earning assets	$7,598	$1,764	$9,362

Interest-bearing liabilities
Interest-bearing transaction accounts	$64	$18	$82
Savings and money market deposits	291	229	520
Time deposits	(22)	22	-
Federal Home Loan Bank advances and other borrowed money	2	(1)	1
Subordinated debt	1	(2)	(1)
Total interest-bearing liabilities	$336	$266	$602

Net interest income
Net interest income (taxable equivalent)	7,262	1,498	8,760
Taxable equivalent adjustment	(2)	(2)	(4)
Net interest income	$7,264	$1,500	$8,764

Comparison of net interest income for the nine months ended September 30, 2017 and 2016

The following table shows, for the periods indicated, the average balances of each principal category of our assets, liabilities and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2017			September 30, 2016
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans (1)	$1,860,398	$74,835	5.38%	$1,381,246	$52,749	5.10%
Mortgage loans held-for-sale	18,962	543	3.83	13,926	411	3.94
Securities:
Taxable securities	86,903	1,871	2.88	72,501	1,288	2.37
Tax-exempt securities (1)	25,559	940	4.92	26,035	954	4.89
Cash balances in other banks	222,307	1,744	1.05	110,925	499	0.60
Total interest-earning assets	2,214,129	$79,933	4.83	1,604,633	$55,901	4.65
Noninterest-earning assets	222,139			151,036
Total assets	$2,436,268			$1,755,669

Liabilities and shareholders' equity
Interest-bearing transaction accounts	$329,444	$667	0.27%	$209,868	$372	0.24%
Savings and money market deposits	817,815	3,467	0.57	612,075	2,173	0.47
Time deposits	289,924	2,031	0.94	292,458	1,999	0.91
Federal Home Loan Bank advances and other borrowed money	7,741	213	3.68	8,315	223	3.58
Subordinated debt	24,520	1,165	6.35	12,080	572	6.32
Total interest-bearing liabilities	1,469,444	$7,543	0.69	1,134,796	$5,339	0.63
Noninterest-bearing deposits	609,698			385,399
Total funding sources	2,079,142			1,520,195
Noninterest-bearing liabilities	17,566			11,775
Shareholders' equity	339,560			223,699
	$2,436,268			$1,755,669
Net interest rate spread			4.14%			4.02%
Net interest income/margin (taxable equivalent)		72,390	4.37%		50,562	4.21%
Tax equivalent adjustment		366			370
Net interest income/margin		$72,024	4.35%		$50,192	4.18%

(1) Yields on tax-exempt loans and securities have been computed on a tax-equivalent basis using an income tax rate of 37%.

Net interest income increased $21.8 million, or 43.5%, to $72.0 million for the nine months ended September 30, 2017, compared to $50.2 million for the same period of 2016. The increase was due to an increase in interest income of $24.0 million, resulting from higher levels of loan volume from organic growth and the acquisitions of Private Bancshares and Patriot Bank. This increase in interest income was partially offset by a $2.2 million increase in interest expense resulting primarily from the acquisition of interest-bearing deposits from Private Bancshares and Patriot Bank during 2017. The increase in interest income was primarily due to a 34.7% increase in average loans outstanding for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The resulting net interest margin for the nine months ended September 30, 2017 increased to 4.35%, from 4.18% during the nine months ended September 30, 2016.

Interest-earning assets averaged $2.2 billion for the nine months ended September 30, 2017, compared to $1.6 billion for the nine months ended September 30, 2016, an increase of $609.5 million, or 38.0%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased by 0.18% to 4.83% for the nine months ended September 30, 2017, compared to 4.65% for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the loan yield was 5.38%, compared to 5.10% during the nine months ended September 30, 2016. The recent increases in short-term interest rate indices, such as the prime rate and 30-day LIBOR, increased accretion on our acquired portfolios due to early pay-offs and increased cash flow projections, and higher rates on loans acquired from Private Bancshares led to higher yields on our loan portfolio during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Private Bancshares and Patriot Bank contributed average loan balances of $275.3 million and $13.4 million, respectively, during the nine months ended September 30, 2017. Additionally, during the nine months ended September 30, 2017, the yield on cash balances in other banks was 1.05%, or 0.45% higher than the yield for the nine months ended September 30, 2016.

Interest-bearing liabilities averaged $1.5 billion for the nine months ended September 30, 2017, compared to $1.1 billion for the nine months ended September 30, 2016, an increase of $334.6 million, or 29.5%. The average rate on total interest-bearing liabilities was 0.69% for the nine months ended September 30, 2017, compared to 0.63% for the nine months ended September 30, 2016. The increase in average interest-bearing deposits was due to organic deposit production and the inclusion of Private Bancshares’ and Patriot Bank’s deposits in our results for the nine months ended September 30, 2017.

Average noninterest-bearing deposits increased to $609.7 million during the nine months ended September 30, 2017, compared to $385.4 million during the nine months ended September 30, 2016. This increase in average noninterest-bearing deposits, together with the increased volume of interest-earning assets and higher yields on interest-earning assets, led to the higher net interest margin for the nine months ended September 30, 2017.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2017 vs. 2016
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$19,097	$2,989	$22,086
Mortgage loans held-for-sale	144	(12)	132
Securities:
Taxable securities	281	302	583
Tax-exempt securities	(18)	4	(14)
Cash balances in other banks	714	531	1,245
Total interest-earning assets	$20,218	$3,814	$24,032

Interest-bearing liabilities
Interest-bearing transaction accounts	$236	59	295
Savings and money market deposits	818	476	1,294
Time deposits	(18)	50	32
Federal Home Loan Bank advances and other borrowed money	(16)	6	(10)
Subordinated debt	591	2	593
Total interest-bearing liabilities	$1,611	$593	$2,204

Net interest income
Net interest income (taxable equivalent)	18,607	3,221	21,828
Taxable equivalent adjustment	(2)	(2)	(4)
Net interest income	$18,609	$3,223	$21,832

Provision for Loan Losses

During the three and nine months ended September 30, 2017, we recorded a provision for loan losses of $1.1 million and $2.4 million, respectively. During the three and nine months ended September 30, 2016, we recorded a provision for loan losses of $373 thousand and $2.8 million, respectively. The provision for loan losses during the three and nine months ended September 30, 2017 was a result of loan growth rather than declining asset quality metrics. Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. In determining the proper level of the allowance for loan losses, we consider our historical loan loss experience, the general economic environment, our overall portfolio composition and other relevant information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated for impairment and an impairment is deemed necessary, the impaired portion of the loan amount is charged off. As of September 30, 2017, none of our recorded allowance was related to impaired loans.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2017	2016	2017	2016
Service charges and fees on deposit accounts	$671	$511	$1,978	$1,496
Mortgage origination and fee income	2,780	2,245	9,079	5,264
Merchant sponsorship revenue	622	542	1,968	1,555
Income from bank-owned life insurance	210	206	645	614
Rental income	84	-	84	-
Wealth management fees	12	15	36	39
Gain on sale of other real estate, net	6	-	110	275
Gain on sale of investment securities available-for-sale	-	-	28	-
Other noninterest income	245	483	1,242	1,241
Total noninterest income	$4,630	$4,002	$15,170	$10,484

Noninterest income for the three months ended September 30, 2017 and 2016 was $4.6 million and $4.0 million, respectively. Noninterest income for the nine months ended September 30, 2017 and 2016 was $15.2 million and $10.5 million, respectively. The inclusion of Private Bancshares and Patriot Bank in our results of operations accounted for most of the $628 thousand increase in noninterest income recorded during the three months ended September 30, 2017 and approximately $3.5 million of the $4.7 million increase recorded during the nine months ended September 30, 2017.

During the three months ended September 30, 2017, all categories of noninterest income (except for wealth management fees and other noninterest income) experienced an increase. During the nine months ended September 30, 2017, all categories of noninterest income (except for wealth management fees and gain on sale of other real estate) experienced an increase. The most significant increase in noninterest income for both periods of 2017 was from the mortgage division. Mortgage origination and fee income increased $535 thousand to $2.8 million during the three months ended September 30, 2017, compared to $2.2 million during the three months ended September 30, 2016. Mortgage origination and fee income increased $3.8 million to $9.1 million during the nine months ended September 30, 2017, compared to $5.3 million during the nine months ended September 30, 2016. A large portion of this increase was due to the acquisition of Private Bancshares, which had a sizable mortgage operation that we acquired through the transaction. Increased production led to higher mortgage division income. During the three months ended September 30, 2017, total production was $122.7 million, compared to $91.6 million during the three months ended September 30, 2016. During the nine months ended September 30, 2017, total production was $386.6 million, compared to $246.9 million during the nine months ended September 30, 2016.

Service charges and fees on deposit accounts increased by $160 thousand to $671 thousand for the three months ended September 30, 2017, and increased $482 thousand to $2.0 million for the nine months ended September 30, 2017, compared to the same periods in 2016. The additions of Private Bancshares and Patriot Bank contributed $57 thousand and $202 thousand of the increases for the three- and nine-month periods ended September 30, 2017, respectively. The remaining portion of this increase was a result of an increase in the number of deposit accounts, as we continue to open new accounts and gain market share in our markets.

Merchant sponsorship revenue increased by $80 thousand to $622 thousand for the three months ended September 30, 2017, and increased $413 thousand to $2.0 million for the nine months ended September 30, 2017, compared to the same periods in 2016. The increase was due to growth in the volume of transactions that we processed.

During the three and nine months ended September 30, 2017, we recorded net gains on the sale of other real estate totaling $6 thousand and $110 thousand, respectively. During the three months ended September 30, 2016, we had no sales of other real estate, and during the nine months ended September 30, 2016, we recorded gains on the sale of other real estate totaling $275 thousand.

In August 2017, we purchased a building in Birmingham, Alabama near our current corporate headquarters. We intend to relocate to the new building during the third quarter of 2018 after renovations are completed. During the three months ended September 30, 2017, we collected $84 thousand in rental income from the current tenants in the building.

Noninterest expense

The increase in our total noninterest expense during the three and nine months ended September 30, 2017 reflects the continued growth of the Company (organic growth and growth through acquisition), as well as the expansion of our operational framework, employee base and facilities infrastructure as we build the foundation to support our growth strategies.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2017	2016	2017	2016
Salaries and employee benefits	$9,804	$6,948	$29,540	$20,800
Commission-based compensation	1,748	1,104	5,155	3,015
Occupancy and equipment expense	1,692	1,181	4,644	3,447
Data processing expenses	976	572	2,931	1,857
Advertising and marketing expenses	309	198	1,104	549
Legal fees	204	182	630	483
FDIC insurance assessments	351	246	1,017	766
Property and casualty insurance premiums	229	90	581	479
Accounting and audit expenses	288	252	900	751
Consulting and other professional expenses	510	330	1,524	757
Telecommunications expenses	203	146	558	445
Other real estate owned, repossessed asset and other collection expenses	26	142	347	290
Core deposit intangible amortization	366	191	1,062	574
Other noninterest expense	1,365	1,050	4,276	2,726
Total noninterest expense	$18,071	$12,632	$54,269	$36,939

Noninterest expense for the three months ended September 30, 2017 and 2016 was $18.1 million and $12.6 million, respectively. Noninterest expense for the nine months ended September 30, 2017 and 2016 was $54.3 million and $36.9 million, respectively. The inclusion of Private Bancshares and Patriot Bank in our results of operations accounted for approximately $3.5 million of the $5.4 million increase in noninterest expense recorded during the three months ended September 30, 2017. The inclusion of Private Bancshares and Patriot Bank accounted for approximately $11.0 million of the $17.3 million increase in noninterest expense recorded during the nine months ended September 30, 2017.

Two of the largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits and commission-based compensation. Salaries continue to increase as we grow and expand our presence in the markets that we serve. Higher incentive compensation accruals during the three and nine months ended September 30, 2017 and a larger workforce have contributed to the increase in salaries and employee benefits. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at Corporate Billing. The higher levels of revenue for the mortgage division, including revenue from the addition of Private Bancshares, contributed to the increased commission-based compensation during each period of 2017 compared to the same periods of 2016. Additionally, salaries and benefits expense and commission-based compensation expense for Private Bancshares’ employees contributed approximately $2.4 million of the $3.5 million increase in salaries and employee benefits expense and commission-based compensation expense recorded during the three months ended September 30, 2017 and contributed approximately $7.3 million of the $10.9 million increase in salaries and employee benefits and commission-based compensation expense recorded during the nine months ended September 30, 2017 compared to the same periods in 2016.

All categories of noninterest expense during the three and nine months ended September 30, 2017 increased (except for other real estate and collection expenses during the three months ended September 30, 2017). This was largely a result of the additional expenses associated with the operations of Private Bancshares. Our other noninterest expenses continue to increase as the size and complexity of our Company grows.

Income Tax Provision

Income tax expense of $3.8 million was recognized during the three months ended September 30, 2017, compared to income tax expense of $2.6 million during the three months ended September 30, 2016. Income tax expense of $10.0 million was recognized during the nine months ended September 30, 2017, compared to income tax expense of $6.8 million during the nine months ended September 30, 2016. The increase in income tax expense during the each of the 2017 periods was due to an increase in pre-tax income. Our effective tax rate for the three months ended September 30, 2017 was 34.5% (36.4% including the minority interest in CBI), compared to 33.5% (35.4% including the minority interest in CBI) during the three months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2017 was 32.6% (34.3% including the minority interest in CBI), compared to 32.5% (34.4% including the minority interest in CBI) during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company adopted ASU No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting. Upon adoption, the excess tax benefit from issuing share-based payments to employees is recorded as a reduction of tax expense. During the first nine months of 2017, we recorded a tax benefit of $527 thousand, lowering our effective tax rate for the period. The effective tax rate is also affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at September 30, 2017 and December 31, 2016

Overview

Our total assets increased $598.4 million, or 30.7%, from $2.0 billion at December 31, 2016 to $2.5 billion at September 30, 2017. Cash and cash equivalents decreased by $82.7 million during the first nine months of 2017. This reduction in cash and cash equivalents was due to slower deposit growth and an increase in loans and investment securities. Loans increased by $570.9 million, or 38.4%, during the first nine months of 2017. The Private Bancshares and Patriot Bank acquisitions added total assets and loans of $467.6 million and $381.6 million, respectively.

During the first nine months of 2017, deposits increased $429.7 million and totaled $2.1 billion at September 30, 2017. The Private Bancshares and Patriot Bank acquisitions added $414.0 million in deposits. The remaining increase was a result of organic deposit growth in our existing markets. As expected, a portion of our first quarter of 2017 growth that was seasonal in nature exited the bank during the second and third quarters of 2017. The seasonality of certain large deposit relationships at the Bank is commensurate with the nature of the business of the respective depositors, which include, among others, tax collection authorities and other governmental entities. We also experienced an outflow of certain higher-priced deposits from a few large depositors seeking higher rates who moved their deposits to other financial institutions offering a higher rate. During the first nine months of 2017, wholesale deposits totaling $14.5 million have matured and have not been replaced. Deposit production is one of our primary focuses, as deposits serve as a low-cost funding source.

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

During the nine months ended September 30, 2017, we elected to use a portion of our balance sheet liquidity to invest $7.0 million in a United States Treasury security for pledging purposes, $6.3 million (net) in other asset-backed securities, $4.0 million in a commercial mortgage-backed security and $8.1 million in residential mortgage-backed securities. We may invest excess liquidity in securities when management determines that the yield, liquidity and interest rate risk are appropriate.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2017 and December 31, 2016.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of
	September 30,		December 31,
(Dollars in thousands)	2017		2016
	Cost	Market	Cost	Market
U.S. government agency obligations	$3,337	3,339	3,653	3,617
Municipal securities	3,859	4,012	4,406	4,523
Residential mortgage-backed securities	41,108	41,529	38,946	39,148
Other commercial mortgage-backed securities	4,020	3,965	-	-
Other asset-backed securities	32,245	32,493	25,991	26,092
Total investment securities available-for-sale	$84,569	85,338	72,996	73,380

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of
	September 30,		December 31,
(Dollars in thousands)	2017		2016
	Cost	Market	Cost	Market
Municipal securities	$21,268	21,514	21,308	20,900
Residential mortgage-backed securities	4,302	4,312	5,021	4,994
Other debt securities	250	250	-	-
Total investment securities held-to-maturity	$25,820	26,076	26,329	25,894

We invest primarily in mortgage-backed securities, municipal securities and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our residential mortgage-backed securities are issued by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or the Government National Mortgage Association (GNMA). During 2016, we began investing in other asset-backed securities. These securities are collateralized by commercial loans, and we have invested in tranches rated AAA, AA and A by Standard & Poor’s and/or Moody’s.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that management attempts to control and counterbalance. Total loans averaged $1.9 billion during the nine months ended September 30, 2017, or 84.0% of average earning assets, compared to $1.4 billion, or 86.1% of average earning assets, for the nine months ended September 30, 2016. At September 30, 2017, total loans, net of unearned income, were $2.1 billion, compared to $1.5 billion at December 31, 2016, an increase of $570.9 million, or 38.4%. Excluding the loans acquired in the Private Bancshares and Patriot Bank transactions, loans increased by $189.3 million, or 12.7%, during the nine months ended September 30, 2017.

The organic, or non-acquired, growth in the Bank’s loan portfolio is attributable to the Bank’s ability to attract new customers from other financial institutions. We have also been successful in building banking relationships with new customers in the markets that we serve. We have continued to hire new bankers in our markets, and these employees have been successful in transitioning their former clients and new clients to the Bank. Our bankers are expected to be involved in their communities and to maintain business development efforts to develop relationships with clients. Our philosophy is for our bankers to be responsive to customer needs by providing decisions in a timely manner. In addition to our business development efforts, many of the markets in which we operate have experienced economic growth over the past few years, which has increased demand for the services that we provide.

The table below provides a summary of the loan portfolio composition as of the dates indicated.

COMPOSITION OF LOAN PORTFOLIO

	As of
	September 30,		December 31,
(Dollars in thousands)	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Construction, land development and other land loans	$218,655	10.63%	$155,813	10.49%
Secured by farmland	16,808	0.82	15,036	1.01
Secured by 1-4 family residential properties	490,557	23.85	387,342	26.07
Secured by multifamily (5 or more) residential properties	59,779	2.91	47,060	3.17
Secured by nonfarm nonresidential properties	861,691	41.89	606,776	40.83
Loans secured by real estate	1,647,490	80.10	1,212,027	81.57
Commercial and industrial loans	241,068	11.72	150,268	10.11
Factored commercial receivables	119,110	5.79	83,901	5.65
Consumer loans	26,299	1.28	19,060	1.28
Other loans	23,068	1.11	20,717	1.39
Total gross loans	2,057,035	100.00%	1,485,973	100.00%
Unearned income	(629)		(489)
Total loans, net of unearned income	2,056,406		1,485,484
Allowance for loan losses	(14,264)		(12,113)
Total net loans	$2,042,142		$1,473,371

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

The principal component of our loan portfolio is loans secured by real estate. At September 30, 2017, this category totaled $1.6 billion and represented 80.1% of our total loan portfolio, compared to $1.2 billion, or 81.6% of the total loan portfolio, at December 31, 2016. Each category of real estate mortgage loans increased during the first nine months of 2017.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $254.9 million, or 42.0%, to $861.7 million at September 30, 2017, compared to $606.8 million at December 31, 2016. Excluding the acquired Private Bancshares and Patriot Bank loans, commercial mortgage loans increased by $50.7 million, or 13.1%, during the nine months ended September 30, 2017. Commercial mortgage loans comprise the single largest category of our loans, and at September 30, 2017, accounted for 41.9% of our entire loan portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally comprised a large portion of our loan portfolio. Of the $861.2 million in total commercial mortgage loans at September 30, 2017, approximately $385.6 million were loans secured by owner-occupied properties.

Residential mortgage loans increased by $103.2 million, or 26.6%, to $490.6 million at September 30, 2017, compared to $387.3 million at December 31, 2016. Excluding the acquired Private Bancshares and Patriot Bank loans, residential mortgage loans increased by $50.6 million, or 13.1%, during the nine months ended September 30, 2017. At September 30, 2017, residential mortgages accounted for 23.9% of our entire loan portfolio.

Real estate construction, land development and other land loans totaled $218.7 million at September 30, 2017, an increase of 40.3% from $155.8 million at December 31, 2016. Excluding the acquired Private Bancshares and Patriot Bank loans, real estate construction, land development and other land loans decreased by $9.9 million, or 6.3%, during the nine months ended September 30, 2017. At September 30, 2017, this loan type accounted for 10.6% of our total loan portfolio.

Commercial and industrial loans totaled $241.1 million at September 30, 2017, an increase of 60.4% from $150.3 million at December 31, 2016. Excluding the acquired Private Bancshares and Patriot Bank loans, commercial and industrial loans increased by $39.6 million, or 26.3%, during the nine months ended September 30, 2017. At September 30, 2017, this loan type accounted for 11.7% of our total loan portfolio.

Factored commercial receivables at Corporate Billing totaled $119.1 million at September 30, 2017, compared to $83.9 million at December 31, 2016. This balance fluctuates based on several variables, such as when receivables are purchased and when and how quickly payments are received.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

ALLOWANCE FOR LOAN LOSSES

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Total loans outstanding, net of unearned income	$2,056,406	$1,412,368	$2,056,406	1,412,368
Average loans outstanding, net of unearned income	$1,937,115	$1,399,016	$1,860,398	1,381,246
Allowance for loan losses at beginning of period	$13,407	$11,642	$12,113	9,842
Charge-offs:
Loans secured by real estate	104	23	148	23
Commercial and industrial loans	-	-	-	-
Factored receivables	583	450	1,936	1,769
Consumer loans	-	-	30	180
All other loans	26	2	28	6
Total charge-offs	713	475	2,142	1,978
Recoveries:
Loans secured by real estate	-	2	19	116
Commercial and industrial loans	2	37	6	63
Factored receivables	459	366	1,424	1,080
Consumer loans	1	4	7	11
All other loans	3	1	421	9
Total recoveries	465	410	1,877	1,279
Net charge-offs	248	65	265	699
Provision for loan losses	1,105	373	2,416	2,807
Allowance for loan losses at period end	$14,264	$11,950	$14,264	11,950
Allowance for loan losses to period end loans	0.69%	0.85%	0.69%	0.85%

Net charge-offs to average loans	0.05%	0.02%	0.02%	0.07%

The table above does not include the allowances of United Legacy Bank, Reunion Bank of Florida, Private Bancshares or Patriot Bank that were established prior to each bank’s respective date of acquisition. In accordance with ASC Topic 805, Business Combinations, these acquired entities’ respective allowances for loan losses were not brought forward at acquisition; instead, the acquired loans were recorded at fair value, and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At September 30, 2017, our total acquired loan portfolios totaled $588.0 million and had an aggregate related non-accretable difference of $9.3 million and accretable discount of $5.7 million.

For the acquired loan portfolio, the allowance is determined for each loan pool and compared to the remaining discount for that pool. If the allowance amount calculated under the Company’s methodology is greater than the Company’s remaining discount on the acquired loan portfolio, this amount is added to the reported allowance through a provision for loan losses. If the allowance amount calculated under the Company’s methodology is less than the Company’s recorded discount, no additional allowance or provision is recognized. Our analysis indicates that no additional allowance is necessary on our acquired loan portfolio at this time.

Overall, asset quality indicators have remained steady or even improved, and, as a result, provision expense related directly to asset quality has been minimal. During the nine months ended September 30, 2017, we recorded a provision expense of $2.4 million due to growth in the loan portfolio. The Company continues to experience organic growth, as well as growth through the maturity and renewal of acquired loans, at which point these matured and renewed loans are no longer classified as acquired and have no remaining discount based on the fact that they have now been underwritten by the Company.

Allocation of the Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of
	September 30,		December 31,
(Dollars in thousands)	2017		2016
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$2,046	12.83%	$1,588	11.51%
Factored receivables	500	5.79	500	5.65
Real estate - mortgage	9,682	69.47	8,465	71.07
Real estate - construction	1,913	10.63	1,369	10.49
Consumer	123	1.28	191	1.28
	$14,264	100.00%	$12,113	100.00%

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

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated.

NONPERFORMING ASSETS

	As of
	September 30,		December 31,
(Dollars in thousands)	2017	2016	2016
Nonaccrual loans	$2,695	3,001	2,837
Loans past due 90 days or more and still accruing	1,690	358	581
Total nonperforming loans	4,385	3,359	3,418
Other real estate	1,171	2,160	2,068
Total nonperforming assets	$5,556	5,519	5,486
Allowance for loan losses to period-end loans	0.69%	0.85%	0.82%
Allowance for loan losses to period-end nonperforming loans	325.29	355.76	354.39
Net charge-offs to average loans	0.02	0.07	0.07
Nonperforming assets to period-end loans and foreclosed property and repossessed assets	0.27	0.39	0.37
Nonperforming loans to period-end loans	0.21	0.24	0.23

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. In addition to a consideration of these factors, we have a consistent and continuing policy of placing all loans on nonaccrual status if they become 90 days or more past due, excluding factored receivables. For Corporate Billing’s factored receivables, which are trade credits rather than promissory notes, our practice in most cases is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and to charge off unpaid non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the amount of the invoice is charged against the client reserve account established for such purposes, unless the client reserve and the client’s financial resources are insufficient, in which case either the amount of the invoice is charged against loans or the balance is considered impaired and the client is responsible for repaying the unpaid obligation of the account debtor. When a loan is placed on nonaccrual status, all accrued interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Payments received while a loan is on nonaccrual status will be applied to the loan’s outstanding principal balance. When a problem loan is resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan that would necessitate additional charges to the allowance for loan losses.

Total nonperforming assets totaled $5.6 million at September 30, 2017, an increase from $5.5 million at December 31, 2016. Many of the nonperforming assets as of September 30, 2017 were acquired as a result of our bank acquisitions. As of September 30, 2017, acquired nonaccrual loans and other real estate totaled $2.6 million and $1.0 million, respectively,. Acquired nonaccrual loans and other real estate totaled $2.6 million and $1.0 million, respectively, at September 30, 2017. Asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of
	September 30,		December 31,
(Dollars in thousands)	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$621,916	29.64%	$429,030	25.73%
Interest-bearing demand	322,273	15.37	262,261	15.73
Savings and money market	863,421	41.17	703,289	42.17
Time less than $100k	68,246	3.25	64,073	3.84
Time equal to or greater than $100k and less than $250k	93,173	4.44	73,028	4.38
Time equal to or greater than $250k	128,344	6.12	136,029	8.15
Total deposits	$2,097,373	100.00%	$1,667,710	100.00%

Total deposits were $2.1 billion at September 30, 2017, an increase of $429.7 million from December 31, 2016. Excluding the acquired Private Bancshares and Patriot Bank deposits, deposits increased by $15.7 million, or 1.0%, during the nine months ended September 30, 2017. During the second and third quarters of 2017, deposits decreased due to expected seasonal withdrawals and the departure of certain depositors with large deposit accounts seeking higher rates at other financial institutions. During the first nine months of 2017, wholesale deposits totaling $14.5 million matured and were not replaced.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One of our sources of wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $7.0 million at September 30, 2017 and December 31, 2016. We have not initiated any additional borrowings from the FHLB since 2012. During 2014, we issued $48.9 million of brokered deposits to fund a portion of the Bank’s acquisition of its controlling interest in Corporate Billing. Several of these brokered deposits have matured, and as of September 30, 2017, we had $12.9 million of brokered deposits outstanding. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit that mature in three to five years at rates that are lower than we would offer in our local markets, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificates of deposit balances of $5.1 million and $6.7 million at September 30, 2017 and December 31, 2016, respectively. The decrease in internet certificates of deposit during the first nine months of 2017 was due to the contractual maturities of certain certificates of deposit that were not replaced.

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

Cash and cash equivalents at September 30, 2017 and December 31, 2016 were $134.5 million and $217.3 million, respectively. Based on the balance of cash and cash equivalents, we believe that our liquidity resources were sufficient at September 30, 2017 to fund loans and meet our other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS
As of September 30, 2017

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$5,000	$2,000	$-	$-	$7,000
Subordinated debt	-	-	-	24,540	24,540
Certificates of deposit of less than $100k	49,556	13,216	5,387	87	68,246
Certificates of deposit of $100k or more	137,054	49,405	35,058	-	221,517
Operating leases	1,631	2,648	2,313	3,761	10,353
Total contractual obligations	$193,241	$67,269	$42,758	$28,388	$331,656

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

Our off-balance sheet arrangements are summarized in the following table as of the dates indicated.

CREDIT EXTENSION COMMITMENTS

	As of
	September 30,	December 31,
(Dollars in thousands)	2017	2016
Unfunded lines	$499,256	$337,415
Letters of credit	11,121	11,766
Total credit extension commitments	$510,377	349,181

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

The following table illustrates our interest rate sensitivity at September 30, 2017, assuming that the relevant assets and liabilities are collected and paid, respectively, based on historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS
As of September 30, 2017

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$904,672	60,702	201,911	371,033	382,291	151,075	2,071,684
Securities	32,374	9,574	6,503	12,499	11,944	38,264	111,158
Cash balances in other banks	90,438	-	-	-	-	-	90,438
Total interest-earning assets	$1,027,484	70,276	208,414	383,532	394,235	189,339	2,273,280

Interest-bearing liabilities
Interest-bearing transaction accounts	$130,888	4,088	18,399	49,068	43,756	76,074	322,273
Savings and money market deposits	512,001	8,732	39,294	86,688	68,594	148,112	863,421
Time deposits	16,665	33,312	136,284	62,659	40,536	307	289,763
Federal Home Loan Bank and other borrowed money	941	-	5,000	2,000	-	-	7,941
Subordinated debt	-	-	-	-	24,540	-	24,540
Total interest-bearing liabilities	$660,495	46,132	198,977	200,415	177,426	224,493	1,507,938

Interest sensitivity gap
Period gap	$366,989	24,144	9,437	183,117	216,809	(35,154)	765,342
Cumulative gap	366,989	391,133	400,570	583,687	800,496	765,342
Cumulative gap - Rate-Sensitive Assets/Rate-Sensitive Liabilities	16.14%	17.21	17.62	25.68	35.21	33.67

(1) Includes mortgage loans held-for-sale.

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

Market Risk

Our earnings are dependent, to a large degree, on our net interest income, which is the difference between interest income earned on all earning assets, primarily consisting of loans and securities, and interest paid on all interest-bearing liabilities, primarily consisting of deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from inherent interest rate risk in our lending, investing and deposit-gathering activities. We seek to reduce our exposure to market risk through actively monitoring and managing interest rate risk. Management relies on static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest-earning assets and interest-bearing liabilities, which quantifies, to a large extent, the degree of market risk inherent in our balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific earning assets and interest-bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 400% below the current prevailing rates to 400% above the current prevailing rates. We make certain assumptions regarding the effect that varying levels of interest rates have on certain earning assets and interest-bearing liabilities, based on both historical experience and consensus estimates of outside sources.

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

MARKET RISK

	Impact on Net Interest Income
	As of
	September 30,	December 31,
Change in prevailing interest rates	2017	2016
+400 basis points	15.24%	22.37%
+300 basis points	11.48	16.79
+200 basis points	7.72	11.20
+100 basis points	3.83	5.51
0 basis points	-	-
-100 basis points	(4.80)	(5.31)
-200 basis points	(11.32)	(11.75)
-300 basis points	(15.03)	(16.32)
-400 basis points	(18.02)	(20.19)

Capital Resources

Total shareholders’ equity attributable to NCC at September 30, 2017 was $391.1 million, or 15.3% of total assets. At December 31, 2016, total shareholders’ equity attributable to NCC was $229.7 million, or 11.8% of total assets.

On June 12, 2017, the Company completed an underwritten public offering of 1,104,000 shares of the Company’s common stock at a price to the public of $37.00 per share, for gross proceeds of $40.8 million. This included 144,000 shares pursuant to the exercise of the underwriters’ over-allotment option. The net proceeds to the Company after deducting the underwriters’ discount and offering expenses totaled $38.7 million. Other factors increasing equity during the nine months ended September 30, 2017 included our acquisitions of Private Bancshares and Patriot Bank, the exercise of options and other rights to purchase our common stock and our net income.

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

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures, such as common equity Tier 1 capital, Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well-capitalized” institution under applicable federal regulations. As of September 30, 2017, the Bank was “well-capitalized” under the regulatory framework for prompt corrective action.

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

The following table sets forth selected consolidated capital ratios at September 30, 2017 and December 31, 2016 for both NBC and NCC.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$305,198	14.64%	$166,801	8.00%	N/A	N/A
NBC	$260,043	12.48%	$166,738	8.00%	$208,423	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$266,394	12.78%	$125,101	6.00%	N/A	N/A
NBC	$245,779	11.79%	$125,054	6.00%	$166,739	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$266,394	12.78%	$93,826	4.50%	N/A	N/A
NBC	$245,779	11.79%	$93,790	4.50%	$135,475	6.50%
Tier 1 Capital (to Average Assets)
NCC	$266,394	11.42%	$93,324	4.00%	N/A	N/A
NBC	$245,779	10.55%	$93,192	4.00%	$116,490	5.00%
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$208,664	13.90%	$120,102	8.00%	N/A	N/A
NBC	$178,150	11.88%	$120,007	8.00%	$150,008	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$90,076	6.00%	N/A	N/A
NBC	$166,037	11.07%	$90,005	6.00%	$120,007	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$67,557	4.50%	N/A	N/A
NBC	$166,037	11.07%	$67,504	4.50%	$97,506	6.50%
Tier 1 Capital (to Average Assets)
NCC	$172,051	9.57%	$71,909	4.00%	N/A	N/A
NBC	$166,037	9.25%	$71,822	4.00%	$89,777	5.00%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.1

Agreement and Plan of Merger, dated August 16, 2017, by and between National Commerce Corporation and FirstAtlantic Financial Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36878), filed with the Securities and Exchange Commission on August 16, 2017)

3.1

Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

3.1A

Amendment to Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1A to the Company’s Annual Report on Form 10-K (File No. 000-55336), filed with the Securities and Exchange Commission on February 20, 2016)

3.2

By-Laws of National Commerce Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

10.1

Real Estate Sales Agreement, dated May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36878) , filed with the Securities and Exchange Commission on August 11, 2017)

10.1A

First Amendment to Real Estate Sales Agreement, dated June 26, 2017 (incorporated by reference to Exhibit 10.1A to the Company’s Current Report on Form 8-K (File No. 001-36878) , filed with the Securities and Exchange Commission on August 11, 2017)

10.1B

Second Amendment to Real Estate Sales Agreement, dated July 3, 2017 (incorporated by reference to Exhibit 10.1B to the Company’s Current Report on Form 8-K (File No. 001-36878) , filed with the Securities and Exchange Commission on August 11, 2017)

10.1C

Third Amendment to Real Estate Sales Agreement, dated July 21, 2017 (incorporated by reference to Exhibit 10.1C to the Company’s Current Report on Form 8-K (File No. 001-36878) , filed with the Securities and Exchange Commission on August 11, 2017)

10.1D

Fourth Amendment to Real Estate Sales Agreement, dated July 28, 2017 (incorporated by reference to Exhibit 10.1D to the Company’s Current Report on Form 8-K (File No. 001-36878) , filed with the Securities and Exchange Commission on August 11, 2017)

10.2

Form of Voting Agreement, by and between National Commerce Corporation and each director and certain officers of FirstAtlantic Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-220855), filed with the Securities and Exchange Commission on October 6, 2017)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE CORPORATION (Registrant)

Date: November 9, 2017	/s/ Richard Murray, IV
Richard Murray, IV President and Chief Executive Officer

Date: November 9, 2017	/s/ William E. Matthews, V
William E. Matthews, V Chief Financial Officer