Form 10-K
period 2017-12-31
National Commerce Corp
filed 2018-03-09
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $466,166,872

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 7, 2018
Common stock, par value $0.01 per share	17,220,188 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NATIONAL COMMERCE CORPORATION

FORM 10-K

GENERAL

Unless the context otherwise indicates or requires, references in this Annual Report on Form 10-K to “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation, a Delaware corporation, and our consolidated affiliates as of December 31, 2017.

               On October 28, 2014, the Company’s Registration Statement on Form S-4 (File No. 333-198219) became effective, and the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company subsequently filed a Registration Statement on Form S-1 (File No. 333-201371) in connection with the initial public offering of the Company’s common stock. The Company’s common stock became listed on the Nasdaq Global Select Market at the time of the initial public offering.

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

Through the Bank, we provide a broad array of financial services to businesses, business owners, and professionals. We operate seven full-service banking offices in Alabama, located in Birmingham, Huntsville, Auburn-Opelika, and Baldwin County, twenty‐one full‐service banking offices in central and northeast Florida (including under the trade names United Legacy Bank, Reunion Bank of Florida, Patriot Bank and FirstAtlantic Bank) and two full‐service banking offices in the Atlanta, Georgia metro area (including under the trade names Private Bank of Buckhead, Private Bank of Decatur and PrivatePlus Mortgage).

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

In January 2017, we completed our previously announced acquisition of Private Bancshares, Inc. (“Private Bancshares”), as result of which we acquired our two full-service banking offices in Georgia. In June 2017, we closed an underwritten public offering of 1,104,000 shares of our common stock at a price to the public of $37.00 per share, resulting in net proceeds of approximately $38.7 million after deducting underwriting discounts and commissions and estimated offering expenses. In August 2017, we acquired Patriot Bank, a Florida banking corporation headquartered in Trinity, Florida. As a result of the Patriot Bank transaction, we acquired four full-service banking offices in the Tampa, Florida metro area. Also in August 2017, we entered into a definitive agreement to acquire FirstAtlantic Financial Holdings, Inc. (“FirstAtlantic”), the holding company of FirstAtlantic Bank, headquartered in Jacksonville, Florida. As a result of the FirstAtlantic transaction, which became effective on January 1, 2018, we acquired eight full-service banking offices in the Jacksonville, Florida metro area.

As of December 31, 2017, we had total assets of approximately $2.74 billion, total net loans of approximately $2.12 billion, total deposits of approximately $2.29 billion, and total shareholders’ equity of approximately $400 million.

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

Lending

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2017, were approximately $2.14 billion, or approximately 85.9% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $1.71 billion, or 79.8% of total loans, net of unearned income, at December 31, 2017. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate. We also often take real estate as an additional source of collateral to secure commercial and industrial loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis and are supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

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

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are usually also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $258.6 million, or 12.1% of our loan portfolio, at December 31, 2017. Interest rates are negotiable and are based on the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $26.3 million, or 1.2% of our loan portfolio, at December 31, 2017. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years, depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

Loan Approval. Certain credit risks are inherent in making loans. These include repayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility.

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

Market Areas

We conduct our banking operations through the Bank’s seven full-service banking offices in Alabama (in Birmingham, Huntsville, Auburn-Opelika, and Baldwin County), twenty-two full-service banking offices in central and northeast Florida (including in the Orlando, Tampa and Jacksonville, Florida metro areas) and two full-service banking offices and a loan production office in the Atlanta, Georgia metro area. In addition to the “National Bank of Commerce” name, we also use the trade names “United Legacy Bank,” “Reunion Bank of Florida,” “Patriot Bank” and “FirstAtlantic Bank” for certain of our Florida offices and “Private Bank of Buckhead,” “Private Bank of Decatur” and “Private Plus Mortgage” for our operations in Georgia. We conduct our factoring business through Corporate Billing’s office in Decatur, Alabama, with clients located throughout the United States and parts of Canada. Technology allows us to service a national client base in our factoring business, with sales representatives traveling to meet existing and potential clients in their places of business.

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

 Employees

As of December 31, 2017, we had approximately 433 full-time and full-time equivalent employees. None of these employees is party to a collective bargaining agreement.

SUPERVISION AND REGULATION

General

We are extensively regulated under both federal and state law. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage, and fiduciary activities. They also impose capital adequacy requirements and conditions on a bank holding company’s ability to repurchase stock or to receive dividends from its subsidiary banks. NCC and its non-bank subsidiary, National Commerce Risk Management, Inc., are subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and NBC and its operating subsidiary, CBI, are subject to comprehensive examination and supervision by the OCC. These regulatory agencies generally have broad discretion to impose restrictions and limitations on our operations. This supervisory framework could materially impact the conduct and profitability of our activities.

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

Regulation of NCC

NCC is a registered bank holding company that has elected to become a financial holding company under the BHCA and is subject to the examination authority and the regulatory and periodic reporting requirements of the Federal Reserve. Under the BHCA, bank holding companies and their non-bank subsidiaries generally may engage in activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereto, and may, in some cases and subject to certain restrictions, invest in companies not engaged in activities closely related to banking. As a financial holding company, we are permitted to (i) engage in other activities that the Federal Reserve determines to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, and (ii) acquire an equity stake in companies engaged in such activities. We may not, however, directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares, or substantially all of the assets, of a bank holding company or a bank without the prior approval of the Federal Reserve. In order to maintain our status as a financial holding company, NBC must remain “well capitalized” and “well managed” under applicable regulations and maintain at least a “satisfactory” rating under the Community Reinvestment Act. Failure to meet one or more of the requirements would mean, depending on the requirements not met, that we could not undertake new activities, make acquisitions other than those permitted generally for bank holding companies, or continue certain activities.

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

There are a number of restrictions imposed on NCC by law and regulatory policy that are designed to minimize potential loss to depositors and to the Deposit Insurance Fund maintained by the Federal Deposit Insurance Corporation (the “FDIC”) in the event that a subsidiary depository institution should become insolvent. For example, federal law requires a bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances in which it might not otherwise do so. The Federal Reserve also has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as a subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the institution’s holding company, with respect to any extensions of credit that they have made to such insured depository institution.

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

Transactions with Affiliates

We are subject to federal laws, such as Sections 23A and 23B of the Federal Reserve Act, that limit the size and number of the transactions that depository institutions may engage in with their affiliates. Under these provisions, transactions (such as loans or investments) by a bank with non-bank affiliates are generally limited to 10% of the bank’s capital and surplus for all covered transactions with any one affiliate and 20% of capital and surplus for all covered transactions with all affiliates. Any extensions of credit to affiliates, with limited exceptions, must be secured by eligible collateral in specified amounts. Banks are also prohibited from purchasing any “low quality” assets from an affiliate. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposed additional requirements on transactions with affiliates, by, among other things, expanding the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund maintained by the FDIC. As a result, the Bank is required to pay periodic assessments to maintain insurance coverage for its deposits. Under the FDIC’s assessment system for banks with less than $10 billion in assets, the assessment rate is determined based on a number of factors, including the Bank’s CAMELS (supervisory) rating, leverage ratio, net income, non-performing loan ratios, OREO ratios, core deposit ratios, one-year organic asset growth and a loan mix index. The FDIC has authority to increase insurance assessments. A significant increase in insurance assessments would likely have an adverse effect on our operating expense, results of operations, and cash flows. Management cannot predict what insurance assessment rates will be in the future. Furthermore, deposit insurance may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

The ability of a bank holding company to pay dividends and make distributions can also be limited by other laws or regulations. The Federal Reserve, which has authority to prohibit a bank holding company from paying dividends or making other distributions, has issued a Supervisory Letter stating that a bank holding company should not pay cash dividends unless, among other things, (i) its net income available to common stockholders for the past four quarters, net of dividends paid during that period, is sufficient to fully fund the dividends, (ii) the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition and (iii) the dividend will not cause the company to fail to meet, or be in danger of failing to meet, its minimum regulatory capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken its financial health, such as by borrowing. Federal regulations relating to capital adequacy create additional restrictions on the ability of banking institutions to pay dividends.

Capital Adequacy

In July 2013, the federal banking regulatory agencies adopted regulations to implement the framework developed by the Basel Committee on Banking Supervision for strengthening international capital and liquidity, known as “Basel III” (the “Basel III Rule”). The Basel III Rule provides risk-based capital guidelines designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposures, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk-weights. The net amount of assets remaining after applying the risk-weights to the gross asset values comprises the institution’s total risk-weighted assets. An institution’s total risk-weighted assets are used to calculate its regulatory capital ratios. The Basel III Rule establishes minimum capital and leverage ratios that supervised financial institutions are required to maintain, while also providing countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Under the Basel III Rule, banks must maintain a specified capital conservation buffer above each of the required minimum capital levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying certain discretionary bonuses.

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

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” that federal banking agencies are required to take, and certain actions that they have discretion to take, based on the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Each institution is assigned to one of five categories based on its capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Institutions categorized as “undercapitalized” or worse become subject to increasing levels of regulatory oversight and restrictions, which may include, among other things, limitations on growth and activities and payment of dividends.

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

Regulation of Lending Practices

Our lending practices are subject to a number of federal and state laws, as supplemented by the rules and regulations of the various agencies charged with the responsibility of implementing these laws. These include, among others, the following:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities that it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other specified factors in extending credit;

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

●	Military Lending Act, governing the extension of consumer credit to members of the United States armed forces on active duty and their dependents;

●	Servicemembers Civil Relief Act, which restricts or limits civil actions with respect to certain financial transactions against military servicemembers who are called to active duty; and

●	rules and regulations established by the National Flood Insurance Program.

In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), an independent bureau with broad authority to regulate the consumer finance industry, including regulated financial institutions, non-banks and others involved in extending credit to consumers. The CFPB has authority through rulemaking, orders, policy statements, guidance and enforcement actions to administer and enforce federal consumer financial laws. Although the CFPB has the power to interpret, administer and enforce federal consumer financial laws, the Dodd-Frank Act provides that the federal banking regulatory agencies continue to have examination and enforcement powers over the financial institutions that they supervise relating to the matters within the jurisdiction of the CFPB if the supervised institutions have less than $10 billion in assets. The CFPB has adopted a number of rules that impact our lending practices, including, among other things, (i) requiring financial institutions to make a “reasonable and good faith determination” that a consumer has a “reasonable ability” to repay a residential mortgage loan before making such a loan, (ii) requiring sponsors of asset-backed securities to retain at least 5% of the credit risk of the assets underlying the securities (and generally prohibiting sponsors from transferring or hedging that credit risk), and (iii) imposing a number of new and enhanced requirements on the mortgage servicing industry, including rules regarding communications with borrowers, maintenance of customer account records, procedures for responding to written borrower requests and complaints of errors, servicing delinquent loans, and conducting foreclosure proceedings, among other measures.

Regulation of Deposit Operations

Our deposit operations are subject to federal laws applicable to depository accounts, including, among others, the following:

●

Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

●

Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	rules and regulations of the various agencies charged with the responsibility of implementing these laws.

Federal Home Loan Bank Membership

NBC is a member of the Federal Home Loan Bank of Atlanta (the “FHLB”). Each member of the FHLB is required to maintain a minimum investment in the Class B stock of the FHLB. The Board of Directors of the FHLB can increase the minimum investment requirements if it concludes that additional capital is required to allow the FHLB to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Agency. Because the extent of any obligation on the part of NBC to increase the level of its investment in the FHLB depends entirely on the occurrence of a future event, we are currently unable to determine the extent of future required potential payments to the FHLB. Additionally, in the event that a member financial institution fails, the right of the FHLB to seek repayment of funds loaned to that institution will take priority over the rights of all other creditors.

Future Legislation and Regulation

We are heavily regulated by regulatory agencies at the federal and state levels.  Since the 2008 financial crisis, regulators have increased their focus on the regulation of the financial services industry, leading in many cases to greater uncertainty and compliance costs for regulated entities. For example, the provisions of the Dodd-Frank Act have required us to make material expenditures, particularly in the form of personnel training costs and additional compliance expenses. Recently, however, we have seen an effort at the federal level to provide some relief from the regulatory burdens placed on banks as a result of Dodd-Frank Act.  A number of bills have been introduced in early 2018 in both the House of Representatives and the U.S. Senate that would scale back the regulatory burdens placed on banks in recent years.  It is impossible to know at this time what practical impact these bills will have on our business, if enacted.  In addition to the legislative changes, there have been leadership changes at all of the federal banking agencies, including the FDIC, the OCC, the CFPB, and the Federal Reserve.  These legislative proposals and the changes in the key regulators who implement the banking laws are likely to impact our business; however, we cannot predict the actual effect that these proposals would have on our business, consolidated results of operations, financial condition, or cash flows.

Website Information

The Bank maintains a website at www.nationalbankofcommerce.com. The Company does not maintain a separate website at this time; however, certain corporate governance information, SEC filings and other information of potential interest to our stockholders are available free of charge through the “Investor Relations” page of the Bank’s website. These include, for example, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These documents are made available as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Information on, or accessible through, the Bank’s website is not part of or incorporated into this Annual Report on Form 10-K. We have included the website address only as an inactive textual reference and do not intend for it to be an active link to the website. We will provide paper copies of our periodic and current reports to stockholders free of charge upon written request to: National Commerce Corporation, Attention: Corporate Secretary, 813 Shades Creek Parkway, Suite 100, Birmingham, Alabama 35209.

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

Our commercial banking operations are concentrated in the southeastern United States, particularly in Alabama, in central and northeast Florida, and in the Atlanta, Georgia metro area. As of December 31, 2017, approximately 91.5% of our total loans were to borrowers located in Alabama, Florida and Georgia. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of those states or the regions of which they are a part. Our success depends to a significant extent on the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits and generally affect our financial condition and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduced demand for our products and services, which could have an adverse effect on our results of operations.

                Economic recession or other economic problems, including those affecting our markets and regions, but also those affecting the United States or world economies, could have a material adverse impact on the demand for banking products and services. Since the conclusion of the last recession, economic growth has been uneven. If economic conditions deteriorate, or if there are negative developments affecting the domestic and international credit markets, the value of our loans and investments may be harmed, which in turn would have an adverse effect on our financial performance and condition, as it would for other banks. In addition, although deteriorating market conditions could adversely affect our financial condition, results of operations and cash flows, there can be no assurance that we would benefit from any market growth or favorable economic conditions, either in our primary market areas or nationally, even if they do occur.

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

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates on net interest income and the economic value of equity. As of December 31, 2017, this simulation analysis indicated that, if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to decrease by approximately $20.6 million, or 18.0%, over the next 12 months, and a decline in the economic value of equity of $77.8 million, or 14.8%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to increase by approximately $15.0 million, or 13.2%, over the next 12 months, and the economic value of equity to increase by $28.0 million, or 5.3%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

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

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2017, we had approximately $508.9 million in residential real estate loans and $888.3 million in commercial real estate loans outstanding, representing approximately 23.8% and 41.5%, respectively, of our total loans outstanding on that date.

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

The foregoing risks are enhanced as a result of the limited geographic scope of our principal markets. Most of the real estate securing our loans is located in Alabama, in central and northeast Florida, and in the Atlanta, Georgia metro area. Because the value of this collateral depends on local real estate market conditions and is affected by, among other things, neighborhood characteristics, real estate tax rates, the cost of operating the properties and local governmental regulation, adverse changes in any of these factors in Alabama, central and northeast Florida or the Atlanta, Georgia metro area could cause a decline in the value of the collateral securing a significant portion of our loan portfolio. Further, the concentration of real estate collateral in these markets limits our ability to diversify the risk of such occurrences.

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

We may be required to increase our allowance for loan losses as a result of a recent change to an accounting standard.

The measure of our allowance for loan losses depends in part on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, recently issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. This ASU provides a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will apply to us beginning on January 1, 2020, though we may choose, or may be encouraged by our regulators, to adopt CECL on January 1, 2019. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, implementation of the CECL model will change our current method of providing allowances for loan losses, which would likely require us to increase our allowance for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. A material increase in our level of allowance for loan losses could adversely affect our business, financial condition and results of operations.

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

Our business strategy focuses on both organic growth and growth through acquisitions of financial institutions located in the southeastern United States. Our pursuit of acquisitions may disrupt our business, and common stock that we issue as merger consideration may have the effect of diluting the value of your investment. In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions, including our acquisitions of Private Bancshares and Patriot in 2017 and of FirstAtlantic in January 2018. We anticipate that the continued integration process for these entities and any other businesses that we may acquire in the future will be a time-consuming and expensive process, even if the integration process is effectively planned and implemented.

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

The primary sources of funds for the Bank are customer deposits and loan repayments. Loan repayments are subject to the credit risks described above. In addition, deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Therefore, we may be required to rely from time to time on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or support growth. The Bank has lines of credit in place with the FHLB and correspondent banks that management believes are adequate to meet our liquidity needs. However, there can be no assurance that these arrangements will be sufficient to meet future liquidity needs, particularly if loan demand grows faster than anticipated.

As a bank holding company, the sources of funds available to NCC are limited.

Any future constraints on liquidity at the holding company level could impair NCC’s ability to declare and pay dividends on its common stock. In some instances, notice to, or approval from, the Federal Reserve may be required prior to NCC’s declaration or payment of dividends. Further, our banking operations are conducted by NBC, which is subject to significant regulation. Federal banking laws restrict the payment of dividends by banks to their holding companies, and NBC is subject to these restrictions with respect to paying dividends to NCC. For example, NBC’s ability to pay dividends on its common stock to NCC without OCC approval is limited under federal banking laws such that the amount available for payment may not exceed NBC’s retained net income available to holders of its common stock to date for the then-current fiscal year, plus retained net income from the prior two fiscal years. Because NCC’s ability to receive dividends from NBC is restricted, its ability to pay dividends to its own stockholders is also restricted.

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

As of December 31, 2017, our ten largest loan relationships totaled more than $122.6 million in loan exposure, or 4.7% of our total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. Our allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Several of our large depositors have relationships with each other, which creates a higher risk that one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

As of December 31, 2017, our ten largest non-brokered depositors accounted for $383.3 million in deposits, or approximately 16.8% of our total deposits. Further, our non-brokered deposit account balance was $2.29 billion, or approximately 99.5% of our total deposits, as of December 31, 2017. Several of our large depositors have business, family or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

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

Factoring for transportation and automotive parts and services businesses constituted approximately 89% of our total factoring business as of December 31, 2017, calculated based on the gross purchases of invoices from such businesses compared to total gross purchases of factored receivables for December 2017. Given the concentration of our factoring business in the transportation and automotive parts and services industries, economic conditions or other factors that negatively impact these industries could impact our factoring revenues, as the revenues earned from purchasing invoices are directly correlated with the amount of revenue generated by our factoring clients (i.e., the volume of transportation and automotive parts and services invoices that they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. Moreover, the operations of a large number of our factoring clients are susceptible to changing economic conditions in the energy industry. For example, fluctuations in prices of oil and diesel fuel may affect demand for transportation services, which may in turn affect the ability of such factoring clients to satisfy their obligations to us. Additionally, the factoring industry may not continue its historical growth, and we may face increased competition. A failure to compete effectively in our market could restrain our growth or cause a loss in market share. Any of these events could adversely impact the returns that we realize on our factoring activities or result in a decrease in the overall amount of our factoring activities and could have an adverse effect on our financial condition and results of operations.

Additional regulations and rulemaking impacting the transportation industry may have a disproportionate impact on the small to medium-sized trucking businesses that comprise our primary transportation factoring clients and adversely affect our factoring business.

Our primary transportation factoring clients are small to medium-sized owner-operators and trucking fleets. Recently implemented federal regulations, and regulations proposed to be implemented in the future, may significantly increase the costs and expenses associated with owning or operating a trucking fleet. These regulations include maximum hours of service limitations and other rules promulgated by the Federal Motor Carrier Safety Administration of the United States Department of Transportation, electronic log requirements, regulations proposed by the federal Food and Drug Administration (the “FDA”) requiring increased labeling and monitoring by carriers of any FDA-regulated commodity, and regulations regarding the amount of combined single-limit liability insurance coverage required of carriers. The costs and burdens of compliance with these requirements will have a disproportionate impact on the small to medium-sized trucking businesses that comprise our factoring client base and could force some or all of these businesses out of the market. Such an occurrence could adversely impact the returns that we realize on our factoring activities or result in a decrease in the overall amount of our factoring activities and could have an adverse effect on our business, financial condition and results of operations.

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

We acquired United Group Banking Company of Florida, Inc. and a controlling interest in CBI in 2014, Reunion Bank of Florida in 2015, Private Bancshares and Patriot in 2017 and FirstAtlantic in January 2018. Our limited history operating these businesses and the lack of combined historical financial information relating to the more recent acquisitions may not provide an adequate basis for investors to evaluate our business, financial condition and results of operations or to assess trends that may be affecting the acquired businesses or our business as a whole. Our future operating results depend on a number of factors, including our ability to continue to integrate these acquisitions, manage our growth, retain the respective customer bases and successfully identify and respond to emerging trends affecting our primary product lines and markets. As a result of these uncertainties, predictions about our future financial performance may not be as accurate as they would be if we had a longer operating history, which in turn may affect the trading price and volatility of our common stock.

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

We may be adversely affected by the lack of soundness of other financial institutions.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements and other financial information, as well as representations of customers and counterparties as to the accuracy and completeness of that information. With respect to financial statements, we may rely on reports of independent auditors. In deciding whether to extend credit or engage in other business transactions, we may rely on our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate, or fraudulent information.

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

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. We are under a continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize the internet and other remote channels to transact business. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels and our plans to develop additional remote connectivity solutions to serve our customers. Therefore, the secure processing, transmission and storage of information in connection with our online banking services are critical elements of our operations. However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes or other security failures. In addition, our customers may use personal smartphones, tablets or other mobile devices that are beyond our control systems in order to access our products and services. Our technologies, systems and networks, as well as our customers’ devices, may become the target of cyber-attacks, electronic fraud or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats. To the extent that our activities or the activities of our customers involve the processing, storage or transmission of confidential customer information, any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities. Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future. The occurrence of any cyber-attack or information security breach could result in potential legal liability, reputational harm, damage to our competitive position and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

We depend on outside third parties for the processing and handling of our records and data, which exposes us to additional risk for cybersecurity breaches or regulatory actions.

We rely on software and internet-based platforms developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio accounting. If these third-party service providers experience difficulties, are subject to cybersecurity breaches or terminate their services, and we are unable to replace them with other service providers on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of customer data. In addition, we maintain, or contract with third parties to maintain, daily backups of key processing outputs in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct business or process transactions, or damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such a disruption or breach of security may have a material adverse effect on our business.

In addition, federal regulators have issued guidance outlining their expectations for third-party service provider oversight and monitoring by financial institutions. Any failure to adequately oversee the actions of our third-party service providers could result in regulatory actions against us, which could adversely affect our business, financial condition and results of operations.

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

Our market areas are susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events related flooding and wind damage and manmade disasters, such as the 2010 oil spill in the Gulf of Mexico. We cannot predict whether or to what extent damage that may be caused by future weather or manmade events will affect our operations or the economies in our current or future market areas, but such events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans, damage to our banking facilities and offices, and an increase in delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of natural or manmade disasters. Further, severe weather, natural disasters, acts of war or terrorism, and other external events could adversely affect us in a number of ways, including an increase in delinquencies, bankruptcies or defaults that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. Such risks could also impair the value of collateral securing our outstanding loans and hurt our deposit base.

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

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017. The Company is still in the process of analyzing this law and its possible effects on the Company. The law includes a number of provisions, including the lowering of the United States corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. There are also provisions that may partially offset the benefit of such rate reduction. Financial statement impacts include adjustments for, among other things, the re-measurement of deferred tax assets and liabilities. While the provisions of the law generally are expected to benefit the Company, the law remains subject to implementation through rulemaking and administrative guidance that has not yet been implemented. The Company anticipates that the impact of Tax Cuts and Jobs Act may be material to our business, financial condition and results of operations; however, the intended and unintended consequences of the Tax Cuts and Jobs Act and of future tax legislation on our business are uncertain.

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

As a member institution of the FDIC, NBC is assessed a quarterly deposit insurance premium. In the aftermath of the most recent recession, a number of bank failures led to a depletion of the FDIC’s Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. The FDIC has adopted a Deposit Insurance Fund Restoration Plan, which requires the Deposit Insurance Fund to attain a 1.35% reserve ratio by September 30, 2020. As a result of this requirement, NBC could be required to pay significantly higher premiums or additional special assessments that would adversely affect its earnings, thereby reducing the availability of funds to pay dividends to NCC (subject to the other limitations discussed herein).

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

We are required by federal and state regulatory authorities to maintain adequate capital levels to support our operations. New regulations implementing minimum capital standards could require financial institutions to maintain higher minimum capital ratios and may place a greater emphasis on common equity as a component of “Tier 1 Capital,” which consists generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. In order to support operations and comply with regulatory standards, we may need to raise capital in the future, and in some cases, NCC may be required to contribute capital to NBC. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, on our financial performance and on a successful execution of our growth strategy. Accordingly, there can be no assurance that any additional needed capital will be available on favorable terms. The capital and credit markets have experienced significant volatility in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If we have to raise capital in the form of debt, we may have to pledge our assets, including our stock in NBC. If we cannot raise additional capital when needed, our financial condition and results of operations may be adversely affected, and banking regulatory authorities may subject us to regulatory enforcement action, including receivership. Furthermore, an issuance of additional shares of our common stock could dilute the economic ownership interest of our stockholders.

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

We are subject to laws regarding the privacy, information security and protection of personal information, and any violation of these laws or unauthorized disclosure of such information could damage our reputation and otherwise adversely affect our operations and financial condition.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal data, such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act, which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires us to provide certain disclosures to customers about our information collection, sharing and security practices and to afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires us to develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and state legislatures have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to unauthorized persons, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under applicable laws and regulations. Concerns about the effectiveness of our measures to safeguard personal information could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations and financial condition.

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

●	future issuances of our common stock or other securities;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

●	additions or departures of key personnel;

●	trades of large blocks of our stock;

●	economic and political conditions or events;

●	proposed or adopted changes in laws, regulations or policies affecting us;

●	other regulatory developments; and

●	other news, announcements, or disclosures (whether by us or others) related to us, our competitors, our core markets, or the financial services industry.

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

Our principal business operations are conducted through NBC. Cash available to pay dividends to stockholders of NCC is derived primarily, if not entirely, from dividends paid by NBC to NCC. The ability of NBC to pay dividends to NCC, and therefore NCC’s ability to pay dividends to its stockholders, will continue to be subject to, and limited by, certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than regulatory requirements.

A future issuance of stock could dilute the value of our common stock.

Our certificate of incorporation provides that we may issue up to 30,000,000 shares of common stock. As of March 7, 2018, 17,220,188 shares of our common stock were issued and outstanding. Those shares outstanding do not include the potential issuance, as of March 7, 2018, of (i) 305,876 shares of our common stock subject to issuance upon the exercise of outstanding options and warrants to purchase our common stock, (ii) 220,921 shares of our common stock potentially issuable pursuant to outstanding performance awards (based on projections of the earned percentages of the respective awards as of such date),or (iii) approximately 72,026 shares that have been earned but deferred (and therefore not yet issued) under the National Commerce Corporation Deferral of Compensation Plan for Key Employees and Non-Employee Directors. Any future issuance of new shares could cause further dilution in the value of outstanding shares of our common stock.

Our directors and executive officers beneficially own a significant portion of our outstanding common stock and have substantial influence over us.

Our directors and executive officers, as a group, beneficially owned approximately 14.3% of our common stock as of March 7, 2018. As a result of this level of ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company.

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

Since October 28, 2014, we have been required to comply with the regulatory and reporting requirements of the SEC, and since March 19, 2015, we have been subject to the listing requirements of the Nasdaq Global Select Market. Complying with these reporting and other requirements is time consuming, results in increased costs to us and could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.     Unresolved Staff Comments.

None.

Item 2.       Properties.

NCC owns no real property. NCC’s headquarters and the main office of NBC are located at 813 Shades Creek Parkway, Suite 100, Birmingham, Alabama 35209. Including its main office, NBC operates 31 full-service banking offices: seven in Alabama, twenty-two in central and northeast Florida (eight of which were acquired subsequent to December 31, 2017), and two in the Atlanta, Georgia metro area. NBC owns 16 and leases 15 of these offices. NBC also operates three loan production offices, all of which are leased. NBC also leases space for its mortgage operations center, located in Mountain Brook, Alabama. The sole office of both CBI and Corporate Billing, which is owned by a subsidiary of Corporate Billing, is located at 239 Johnson Street, S.E., Decatur, Alabama 35601. See Note 5 to the Notes to the Consolidated Financial Statements included in this report and the information under the heading “Contractual Obligations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” portion of this report for more information regarding our office premises. We believe that our banking and non-banking offices are in good condition and are suitable to our needs at this time and for the foreseeable future.

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

Market for Our Common Stock

Our common stock is listed and trades on the Nasdaq Global Select Market under the symbol “NCOM.” The following table shows, for the indicated periods, the high and low sale prices per share for our common stock as reported on the Nasdaq Global Select Market. We did not pay cash dividends on our common stock during the periods indicated.

	High	Low
2017
Fourth Quarter	$43.80	$38.03
Third Quarter	$43.80	$38.05
Second Quarter	$40.00	$35.55
First Quarter	$39.99	$35.00

2016
Fourth Quarter	$38.00	$26.54
Third Quarter	$28.74	$22.32
Second Quarter	$24.50	$21.37
First Quarter*	$25.30	$20.50

Holders

As of March 7, 2018, there were 17,220,188 shares of our common stock outstanding and approximately 813 record holders of our common stock (excluding any participants in any clearing agency and “street name” holders).

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

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Russell 2000 Index and the SNL U.S. Bank Index ($1 billion to $5 billion in assets) from March 18, 2015 (the date on which our common stock was first traded on the Nasdaq Global Select Market) through December 31, 2017. The following is based on an investment of $100 on March 18, 2015 in our common stock, the Russell 2000 Index and the SNL U.S. Bank Index ($1 billion to $5 billion in assets), with dividends reinvested where applicable.

		Period Ending
Index	03/18/15	06/30/15	12/31/15	06/30/16	12/31/16	06/30/17	12/31/17
National Commerce Corporation	100.00	132.31	128.46	119.59	190.51	203.08	206.61
Russell 2000	100.00	100.56	91.75	93.79	111.31	117.67	127.61
SNL U.S. Bank $1B-$5B	100.00	107.23	113.43	111.97	163.19	163.31	173.97

Source: S&P Global Market Intelligence © 2017

Item 6.     Selected Financial Data.

	SUMMARY CONSOLIDATED FINANCIAL DATA
	As of and for the Year Ended December 31,
(Dollars in thousands, except per share information)	2017	2016	2015	2014	2013
Statement of Income Data
Interest income	$109,791	$74,563	$54,845	$31,342	$23,312
Interest expense	10,367	7,381	4,796	2,869	2,613
Net interest income	99,424	67,182	50,049	28,473	20,699
Provision for loan losses	3,894	3,248	1,113	978	-
(Loss) gain on sale of securities	(91)	-	-	(33)	47
Other noninterest income (1)	20,126	13,956	8,459	5,065	5,255
Merger/conversion-related expenses	2,320	479	764	662	257
Other noninterest expense (2)	71,199	48,600	39,481	22,791	19,428
Income before income taxes	42,046	28,811	17,150	9,074	6,316
Income tax expense	13,840	9,394	5,476	3,159	2,310
Deferred tax asset write-down	6,231	-	-	-	-
Total income tax expense	20,071	9,394	5,476	3,159	2,310
Net income before minority interest	21,975	19,417	11,674	5,915	4,006
Net income attributable to minority interest	1,907	1,564	2,069	512	-
Net income to common shareholders	20,068	17,853	9,605	5,403	4,006
Balance sheet (at period end)
Cash and cash equivalents	$235,288	$217,293	$212,457	$123,435	$124,136
Total investment securities	111,396	99,709	80,863	34,932	47,979
Mortgage loans held-for-sale	29,191	15,373	15,020	9,329	7,159
Acquired purchased credit-impaired loans	25,696	11,975	12,690	9,077	-
Acquired non-purchased credit-impaired loans	538,276	313,399	368,625	143,981	-
Nonacquired loans held for investment (3)	1,455,376	1,076,209	870,471	653,063	582,002
CBI loans (factoring receivables)	118,710	83,901	67,628	82,600	-
Total gross loans held for investment	2,138,058	1,485,484	1,319,414	888,721	582,002
Allowance for loan losses	14,985	12,113	9,842	9,802	9,119
Total intangibles	117,849	52,803	53,474	30,591	-
Total assets	2,737,676	1,950,784	1,763,369	1,138,426	791,781
Total deposits	2,285,831	1,667,710	1,514,458	971,060	678,031
FHLB and other borrowings	7,000	7,000	22,000	22,000	22,000
Subordinated debt	24,553	24,500	-	-	-
Total liabilities	2,337,718	1,713,740	1,546,733	1,002,265	702,842
Minority interest	7,348	7,309	7,372	7,239	-
Common stock	148	109	108	75	5,730
Total shareholders' equity	399,958	237,044	216,636	136,161	88,939
Tangible common equity	281,695	183,866	162,724	105,265	88,939
Selected Performance Ratios
Return on average assets (ROAA) (4)	0.81%	1.00%	0.72%	0.66%	0.60%
Return on average equity (ROAE)	5.65	7.89	5.55	5.55	4.61
Return on average tangible common equity (ROATCE)	8.14	10.32	6.96	6.07	4.61
Net interest margin - taxable equivalent	4.44	4.15	4.13	3.76	3.27
Efficiency ratio	61.50	60.49	68.79	69.93	75.85
Operating efficiency ratio (2)	59.56	59.90	67.48	67.96	74.86
Noninterest income / average assets	0.81	0.78	0.64	0.62	0.79
Noninterest expense / average assets	2.96	2.76	3.03	2.88	2.97
Yield on loans	5.40	5.06	5.17	4.68	4.37
Cost of total deposits	0.41	0.40	0.39	0.35	0.38
Per Share Outstanding Data
Net earnings per share	$1.45	$1.64	$1.04	$0.92	$0.70
Diluted net earnings per share	1.41	1.61	1.02	0.91	0.69
Common shares outstanding at period end	14,788,436	10,934,541	10,824,969	7,541,541	5,730,114
Weighted average diluted shares	14,193,433	11,093,987	9,395,741	5,960,199	5,764,285
Book value per share	27.05	21.68	20.01	18.05	15.52
Tangible book value per share	19.05	16.82	15.03	13.96	15.52
Nonperforming assets
Nonacquired
Non-accrual loans	$82	$69	$187	$2,276	$3,371
Other real estate and repossessed assets	-	2,068	3,873	823	845
Loans past due 90 days or more and still accruing	677	581	252	217	-
Total nonacquired nonperforming assets	759	2,718	4,312	3,316	4,216

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share information)	2017	2016	2015	2014	2013
Acquired
Non-accrual loans	2,640	2,768	3,508	2,589	-
Other real estate and repossessed assets	1,094	-	92	557	-
Loans past due 90 days or more and still accruing	-	-	-	80	-
Total acquired nonperforming assets	3,734	2,768	3,600	3,226	-
Asset Quality Ratios
Nonperforming assets / Assets	0.16%	0.28%	0.45%	0.57%	0.53%
Nonperforming assets / Loans + OREO + repossessed assets	0.21	0.37	0.60	0.73	0.72
Nonacquired nonperforming assets / Nonacquired loans + nonacquired OREO + nonacquired repossessed assets (3)	0.05	0.25	0.49	0.51	0.72
Net charge-offs to average loans	0.05	0.07	0.11	0.05	0.19
Allowance for loan losses to total loans	0.70	0.82	0.75	1.10	1.57
Allowance for loan losses / (Nonacquired non-accrual loans + nonacquired loans past due 90 days or more and still accruing)	1,974.31	1,863.54	2,241.91	393.18	270.51
Additional Information: Allowance for Loan Losses
Allowance for loan losses excluding CBI loans (factoring receivables)	$14,985	$12,113	$9,842	$9,802	$9,119
Nonacquired loans held for investment (3)	1,455,376	1,076,209	870,471	653,063	582,002
Allowance for loan losses allocated to CBI loans (factoring receivables)	600	500	500	955	-
CBI loans (factoring receivables)	118,710	83,901	67,628	82,600	-
Capital ratios (at period end)
Tier 1 leverage ratio	10.89%	9.57%	9.68%	10.68%	12.18%
Tier 1 common capital ratio	12.54	11.46	11.18	10.66	14.58
Tier 1 risk-based capital ratio	12.54	11.46	11.18	10.66	14.58
Total risk-based capital ratio	14.37	13.90	11.91	11.75	15.83
Equity / Assets	14.61	12.15	12.29	11.96	11.23
Tangible common equity to tangible assets	10.75	9.69	9.52	9.50	11.23
Composition of Loans Held for Investment
Owner-occupied commercial real estate	$378,525	$254,099	$215,021	$132,126	$71,790
Non-owner occupied commercial real estate	509,764	352,677	294,191	198,658	146,509
Commercial and industrial loans	258,577	150,268	171,160	113,788	102,286
Factored commercial receivables	118,710	83,901	67,628	82,600	-
Construction, land development and other land loans	231,030	155,813	152,862	83,663	58,372
1-4 family	508,935	387,342	333,761	221,222	162,091
Multifamily	60,054	47,060	31,128	23,420	22,316
Consumer and other	72,463	54,324	53,663	33,244	18,638
Deposit Composition
Demand	$697,144	$429,030	$382,946	$217,643	$128,837
NOW	362,266	262,261	202,649	154,816	107,060
Money market and savings	951,846	703,289	611,887	392,394	304,071
Retail time	63,044	64,073	87,069	74,367	15,979
Jumbo time (5)	211,531	209,057	229,907	131,840	122,084
Mortgage Metrics
Total production ($)	$507,563	$322,909	$281,706	$207,269	$246,649

(1) Excludes securities gains (losses)
(2) Excludes merger/conversion-related expenses
(3) Excludes CBI loans
(4) Net income to common shareholders / average assets
(5) Jumbo time deposits defined as time deposits greater than $100,000

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Some of the financial measures included in our selected historical consolidated financial data table and other data are not measures of financial performance recognized by generally accepted accounting principles in the United States (“non-GAAP financial measures”). These non-GAAP financial measures include tangible common equity, tangible book value per share, return on average tangible common equity, efficiency ratio and operating efficiency ratios. The Company’s management uses the non-GAAP financial measures set forth below in its analysis of the Company’s performance.

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

We believe that the above measures, each of which utilizes the concept of tangible common equity rather than total common equity, provide useful information to management and investors because they eliminate the impact of goodwill and other intangible assets created in an acquisition. These measures are commonly used by investors when assessing financial institutions.

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

	NON-GAAP RECONCILIATION
	As of and for the Year Ended December 31,
(Dollars in thousands, except per share information)	2017	2016	2015	2014	2013
Total shareholders' equity	$399,958	$237,044	$216,636	$136,161	$88,939
Less: Intangible assets	117,849	52,803	53,474	30,591	-
Less: minority interest not included in intangible assets	414	375	438	305	-
Tangible common equity	$281,695	$183,866	$162,724	$105,265	$88,939
Common shares outstanding at year end or period end	14,788,436	10,934,541	10,824,969	7,541,541	5,730,114
Tangible book value per share	$19.05	$16.82	$15.03	$13.96	$15.52
Total assets at end of period	$2,737,676	$1,950,784	$1,763,369	$1,138,426	$791,781
Less: Intangible assets	117,849	52,803	53,474	30,591	-
Adjusted total assets at end of period	2,619,827	1,897,981	1,709,895	1,107,835	791,781
Tangible common equity to tangible assets	10.75%	9.69%	9.52%	9.50%	11.23%
Total average shareholders' equity	355,378	226,351	172,954	97,326	86,969
Less: average intangible assets	108,638	53,136	34,628	8,244	-
Less: average minority interest not included in intangible assets	332	264	267	136	-
Average tangible common equity	$246,408	$172,951	$138,059	$88,946	$86,969
Net income to common shareholders	20,068	17,853	9,605	5,403	4,006
Return on average tangible common equity (ROATCE)	8.14%	10.32%	6.96%	6.07%	4.61%
Efficiency ratio:
Net interest income	$99,424	$67,182	$50,049	$28,473	$20,699
Total noninterest income	20,035	13,956	8,459	5,032	5,302
Less: gain (loss) on sale of securities	(91)	-	-	(33)	47
Operating revenue	$119,550	$81,138	$58,508	$33,538	$25,954
Expenses:
Total noninterest expenses	$73,519	$49,079	$40,245	$23,453	$19,685
Efficiency ratio	61.50%	60.49%	68.79%	69.93%	75.85%
Operating efficiency ratio:
Net interest income	$99,424	$67,182	$50,049	$28,473	$20,699
Total noninterest income	20,035	13,956	8,459	5,032	5,302
Less: gain (loss) on sale of securities	(91)	-	-	(33)	47
Operating revenue	$119,550	$81,138	$58,508	$33,538	$25,954
Expenses:
Total noninterest expenses	$73,519	$49,079	$40,245	$23,453	$19,685
Less: merger/conversion-related expenses	2,320	479	764	662	257
Adjusted noninterest expenses	$71,199	$48,600	$39,481	$22,791	$19,428
Operating efficiency ratio	59.56%	59.90%	67.48%	67.96%	74.86%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto and other financial information appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences are discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements except as required by law.

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

Our Business

We (the “Company” or “NCC”) are a financial holding company headquartered in Birmingham, Alabama. We operate one subsidiary bank, National Bank of Commerce (“NBC” or the “Bank”). Through NBC, we provide a broad array of financial services to businesses, business owners and professionals through seven full-service banking offices in Alabama, twenty-two full-service banking offices in central and northeast Florida, and two full-service banking offices in the Atlanta, Georgia metro area. Certain of our offices operate under trade names, including “United Legacy Bank,” “Reunion Bank of Florida,” “Patriot Bank” and “FirstAtlantic Bank” in Florida, and “Private Bank of Buckhead,” “Private Bank of Decatur” and “PrivatePlus Mortgage” in Georgia.

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

2018 Acquisition

FirstAtlantic Financial Holdings, Inc.

On January 1, 2018, we acquired FirstAtlantic Financial Holdings, Inc. (“FirstAtlantic”), a savings and loan holding company headquartered in Jacksonville, Florida, through the merger of FirstAtlantic with and into NCC and of FirstAtlantic’s wholly-owned subsidiary, FirstAtlantic Bank, with and into NBC. The former offices of FirstAtlantic Bank continue to operate as a division of NBC under the trade name “FirstAtlantic Bank.” Because the acquisition was completed after year-end, the assets, liabilities and results of operations for FirstAtlantic were not included in our financial results for 2017, but they will be included in our financial results for 2018.

In connection with the merger, each share of FirstAtlantic common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive either 0.44 shares of our common stock or $17.25 in cash. We paid approximately $12.8 million in cash and issued 2,393,389 shares of our common stock as consideration in the merger. The aggregate estimated value of the consideration was $110.0 million.

We marked FirstAtlantic’s assets and liabilities to fair value based on information available at the time of acquisition. We acquired approximately $489.4 million in assets at fair value from FirstAtlantic and added eight banking centers with approximately $303.9 million in loans and approximately $374.3 million in deposits. We expect to record goodwill of approximately $50.5 million and a core deposit intangible asset of approximately $6.3 million as a result of the merger. The fair value results are preliminary and subject to refinement for up to one year after the closing as additional information becomes available.

Additional information regarding the FirstAtlantic merger is included in Note 20, “Subsequent Events,” of the Notes to Consolidated Financial Statements provided herein.

2017 Acquisitions

Patriot Bank

On August 31, 2017, we acquired Patriot Bank, headquartered in Trinity, Florida, through the merger of Patriot Bank with and into NBC. The former offices of Patriot Bank continue to operate as a division of NBC under the trade name “Patriot Bank.”

In connection with the merger, each share of Patriot Bank common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.1711 shares of NCC common stock and $0.725 in cash. We paid approximately $3.0 million in cash and issued 706,702 shares of our common stock as consideration in the merger. The aggregate estimated value of the consideration was $31.1 million.

We marked Patriot Bank’s assets and liabilities to fair value based on information available at the time of acquisition. We acquired approximately $160.3 million in assets at fair value from Patriot Bank and added four banking centers with approximately $121.7 million in loans and approximately $127.7 million in deposits. We recorded goodwill of $14.7 million and a core deposit intangible asset of $899 thousand as a result of the merger.

Private Bancshares, Inc.

On January 1, 2017, we acquired Private Bancshares, Inc. (“Private Bancshares”), a bank holding company headquartered in Atlanta, Georgia, through the merger of Private Bancshares with and into NCC and of Private Bancshares’ wholly-owned subsidiary, Private Bank of Buckhead, with and into NBC. The former offices of Private Bank of Buckhead continue to operate as a division of NBC under the trade names “Private Bank of Buckhead,” “Private Bank of Decatur” and “PrivatePlus Mortgage.”

In connection with the merger, each share of Private Bancshares common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive either 0.85417 shares of our common stock or $20.50 in cash. We paid approximately $8.3 million in cash and issued 1,809,189 shares of our common stock as consideration in the merger. The aggregate estimated value of the consideration was $79.9 million.

We marked Private Bancshares’ assets and liabilities to fair value based on information available at the time of acquisition. We acquired approximately $371.1 million in assets at fair value from Private Bancshares and added two banking centers with approximately $260.0 million in loans and approximately $286.2 million in deposits. We recorded goodwill of $47.9 million and a core deposit intangible asset of $3.0 million as a result of the merger.

2015 Acquisition

Reunion Bank of Florida

On October 31, 2015, we acquired Reunion Bank of Florida (“Reunion”), headquartered in Tavares, Florida, through the merger of Reunion with and into NBC. The former offices of Reunion continue to operate as a division of NBC under the trade name “Reunion Bank of Florida.”

In connection with the merger, each share of Reunion common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive either 0.7273 shares of our common stock or $16.00 in cash. We paid approximately $7.4 million in cash and issued 1,339,129 shares of our common stock as consideration in the merger. The aggregate estimated value of the consideration was $43.2 million.

We marked Reunion’s assets and liabilities to fair value based on information available at the time of the acquisition. We acquired approximately $309.7 million in assets at fair value from Reunion and added approximately $258.4 million in loans and approximately $277.7 million in deposits.

Additional information regarding the Patriot Bank, Private Bancshares and Reunion acquisitions is included in Note 2, “Business Combinations,” of the Notes to Consolidated Financial Statements provided herein.

Overview of 2017 Results

Our net income was $20.1 million in 2017, compared to $17.9 million in 2016, after taking into account a write-down of our deferred tax asset (“DTA”) due to the enactment of the Tax Cuts and Jobs Act of 2017, increasing income tax expense for the year by $6.2 million. The primary factors leading to the increase in our 2017 net income and other highlights include the following:

●

We acquired Private Bancshares on January 1, 2017 and Patriot Bank on August 31, 2017. As a result, our 2017 results include an entire year of revenue and expenses attributable to Private Bancshares and four months of revenue and expenses attributable to Patriot Bank.

●

Average loans outstanding in 2017 were $1.92 billion, compared to $1.40 billion in 2016, an increase of approximately 37.3%. The higher loan balance led to an increase in net interest income from $67.2 million in 2016 to $99.4 million in 2017. In addition to organic growth, 2017 balances include a full year of loans attributable to Private Bancshares and four months of loans attributable to Patriot Bank.

●

Loan yields in 2017 averaged 5.40%, compared to 5.06% for 2016. Interest-bearing liability costs were 0.70% in 2017, compared to 0.64% in 2016. As a result, our net interest spread increased from 3.96% in 2016 to 4.20% in 2017. Average noninterest-bearing deposits grew from $396.9 million in 2016 to $621.8 million in 2017, reducing our overall funding cost. The combination of higher loan yields, relatively stable funding costs and an increase in noninterest-bearing deposits led to an expansion in our net interest margin from 4.12% in 2016 to 4.42% in 2017.

●

Average deposits in 2017 were $2.08 billion, compared to $1.52 billion in 2016, an increase of approximately 36.7%. In addition to organic growth, the increase in the 2017 balances was driven by a full year of deposits attributable to Private Bancshares and four months of deposits attributable to Patriot Bank.

●

Our higher net interest income in 2017 was partially offset by higher operating expenses, which grew to $73.5 million in 2017 from $49.1 million in 2016. The largest category of operating expense increase was salaries and employee benefits. The higher operating expenses resulted primarily from our expansion activities and the inclusion of expenses attributable to Private Bancshares and Patriot Bank.

●

During 2017, our noninterest income grew to $20.0 million from $14.0 million in 2016. Mortgage origination and fee income, merchant sponsorship revenue and service charges were significant contributors to this increase in 2017.

●

On June 12, 2017, we completed an underwritten public offering of 1,104,000 shares of our common stock at a price to the public of $37.00 per share, for gross proceeds of $40.8 million. This included 144,000 shares pursuant to the exercise of the underwriters’ over-allotment option. The net proceeds to the Company after deducting the underwriters’ discount and offering expenses totaled $38.7 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the Notes to Consolidated Financial Statements for the year ended December 31, 2017, which are contained elsewhere in this report. Certain of these policies require estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes some of the more complex policies involving a significant degree of judgment about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we ultimately realize may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans or on groups of loans that are not impaired when the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses, and the impacts of local, regional, national and global economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2017.

 Investment Securities Impairment

We assess on a quarterly basis whether there have been any events or economic circumstances to indicate that a security with respect to which there is an unrealized loss is impaired on an other-than-temporary basis. In each instance, we consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and, for debt securities, external credit ratings and recent downgrades. Securities with respect to which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value. The credit portion of the impairment, if any, is recognized as a realized loss in current earnings. Management performed its quarterly analysis as of December 31, 2017 and concluded that no securities were impaired. The Company did not recognize an impairment loss in 2017, 2016 or 2015.

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to a level at which it is “more likely than not” that the tax asset or benefit will be realized. Realization of tax benefits requires (1) having sufficient taxable income, available tax loss carrybacks or credits in future periods to permit the application of the tax benefit, (2) that the reversal of taxable temporary differences and/or tax planning strategies within the reversal period facilitate the utilization of the tax benefits, and (3) that then-current tax law allows for the realization of recorded tax benefits.

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

In determining the initial fair value of purchased loans without evidence of credit deterioration at the date of acquisition, we include an adjustment to reflect an appropriate market rate of interest given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

We record goodwill and other intangible assets as a result of acquisitions accounted for under the acquisition method of accounting. Under the acquisition method, we are required to allocate the consideration paid for an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired and is not amortized but is tested for impairment. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performs its annual test of impairment in the fourth quarter of each year. The measurement of any actual impairment loss requires management to calculate the implied fair value of goodwill by deducting the fair value of all tangible and separately identifiable intangible net assets (including unrecognized intangible assets) from the fair value of the reporting unit. The fair value of net tangible assets is calculated using the methodologies described in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2017.

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

Comparison of Results of Operations for the Years Ended December 31, 2017, 2016 and 2015

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2017, 2016 and 2015.

Net Income

2017 vs. 2016

During the year ended December 31, 2017, our net income was $20.1 million, compared to $17.9 million for the year ended December 31, 2016, an increase of 12.4%. The primary reason for the increase in net income in 2017 compared to 2016 was an increase in net interest income, which resulted from higher levels of loan balances and other earning assets, higher levels of noninterest-bearing deposits, and a resulting increase in our net interest margin. In addition to higher net interest income, noninterest income increased by $6.1 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increased net interest income and noninterest income were partially offset by an increase in noninterest expense of $24.4 million during 2017 compared to 2016 and the $6.2 million write-down of our DTA due to the lower corporate tax rate implemented by the Tax Cuts and Jobs Act of 2017. The largest increase in noninterest income during 2017 was in revenue from the mortgage division. During the year ended December 31, 2017, mortgage origination and fee income totaled $11.5 million, compared to $7.0 million for the year ended December 31, 2016, an increase of 65.3%. Other noninterest expense increased by $24.4 million during the year ended December 31, 2017. Each category of noninterest expense increased in large part as a result of a full year of activity from Private Bancshares, which we acquired on January 1, 2017, and four months of activity from Patriot Bank, which we acquired on August 31, 2017. The growth of our franchise in the markets in which we operate and the expenses associated with our acquisition activities also contributed to the overall increase in noninterest expense during 2017.

A majority of the changes in our net interest income, noninterest income and noninterest expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 resulted from the additional revenues and expenses attributable to the addition of Private Bancshares and Patriot Bank, which we acquired on January 1, 2017 and August 31, 2017, respectively. The following table details the amounts that Private Bancshares and Patriot Bank contributed to the change in selected consolidated totals for the year ended December 31, 2017.

	For The Year Ended December 31, 2017
	Private Bancshares	Patriot Bank	Total
Net interest income	$17,868	2,004	19,872
Noninterest income	$4,364	82	4,446
Noninterest expense	$13,819	1,210	15,029

2016 vs. 2015

During the year ended December 31, 2016, our net income was $17.9 million, compared to $9.6 million for the year ended December 31, 2015, an increase of 85.9%. The primary reason for the increase in net income in 2016 compared to 2015 was an increase in net interest income, which resulted from higher levels of loan balances and other earning assets, higher levels of noninterest-bearing deposits, and a resulting increase in our net interest margin. In addition to higher net interest income, noninterest income increased by $5.5 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increased net interest income and noninterest income were partially offset by an increase in noninterest expense of $8.8 million during 2016 compared to 2015. The largest increase in noninterest income during 2016 was in revenue from the mortgage division and merchant sponsorship revenue. During the year ended December 31, 2016, mortgage origination and fee income totaled $7.0 million, compared to $5.3 million for the year ended December 31, 2015, an increase of 32.2%. Merchant sponsorship revenue totaled $2.2 million during the year ended December 31, 2016, an increase of $1.3 million compared to the year ended December 31, 2015. We entered this business during April 2015, so 2016 was the first year to include this category of revenue for a full twelve-month period. Other noninterest expense increased by $8.8 million during the year ended December 31, 2016. Each category of noninterest expense increased as a result of a full year of activity from Reunion, which we acquired on October 31, 2015. The growth of our franchise in the markets in which we operate and the expenses associated with being a public company for a full year also contributed to the overall increase in noninterest expense during 2016.

A majority of the changes in our net interest income, noninterest income and noninterest expense for the year ended December 31, 2016 compared to the year ended December 31, 2015 resulted from the additional revenues and expenses attributable to the addition of Reunion, which we acquired on October 31, 2015. The following table details the amounts that Reunion contributed to the change in selected consolidated totals for the year ended December 31, 2016. Our 2015 results include two months of activity attributable to Reunion.

For the Year Ended December 31, 2016
Net interest income	$12,130
Noninterest income	$578
Noninterest expense	$5,465

Net Interest Income and Net Interest Margin Analysis

The largest component of our net income is net interest income – the difference between the income earned on interest-earning assets and the interest paid on deposits and borrowed funds used to support our assets. Net interest income divided by average earning assets represents our net interest margin. The major factors that affect net interest income and net interest margin are changes in interest-earning asset and interest-bearing liability volumes, the yield on interest-earning assets, and the cost of interest-bearing liabilities. Our margin can also be affected by economic conditions, the competitive environment, loan demand, and deposit flow. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and our primary source of earnings.

The following table shows, for the periods indicated, the average balance of each principal category of our assets, liabilities, and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Year Ended December 31,
(Dollars in thousands)	2017			2016			2015
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans (1)	$1,918,634	$103,539	5.40%	$1,397,681	$70,761	5.06%	$1,011,921	$52,351	5.17%
Mortgage loans held-for-sale	18,779	679	3.62	13,031	489	3.75	10,064	385	3.83
Securities:
Taxable securities	89,492	2,627	2.94	75,110	1,813	2.41	36,811	1,154	3.13
Tax-exempt securities (1)	25,420	1,243	4.89	26,004	1,273	4.90	14,623	740	5.06
Cash balances in other banks	198,689	2,187	1.10	118,438	723	0.61	146,379	505	0.34
Total interest-earning assets	2,251,014	$110,275	4.90	1,630,264	$75,059	4.60	1,219,798	$55,135	4.52
Noninterest-earning assets	230,482			150,703			107,890
Total assets	$2,481,496			$1,780,967			$1,327,688

Liabilities and shareholders' equity
Interest-bearing transaction accounts	$330,057	$944	0.29%	$216,271	$521	0.24%	$173,913	$443	0.25%
Savings and money market deposits	834,664	4,848	0.58	617,527	2,964	0.48	446,750	1,892	0.42
Time deposits	288,851	2,738	0.95	287,641	2,642	0.92	234,485	2,019	0.86
Federal Home Loan Bank advances and other borrowed money	7,651	284	3.71	7,985	294	3.68	21,974	442	2.01
Subordinated debt	24,527	1,553	6.33	15,200	960	6.32	-	-	-
Total interest-bearing liabilities	1,485,750	$10,367	0.70	1,144,624	$7,381	0.64	877,122	$4,796	0.55
Noninterest-bearing deposits	621,819			396,925			269,008
Total funding sources	2,107,569			1,541,549			1,146,130
Noninterest-bearing liabilities	18,549			13,067			8,604
Shareholders' equity	355,378			226,351			172,954
Total liabilities and shareholders' equity	$2,481,496			$1,780,967			$1,327,688
Net interest rate spread			4.20%			3.96%			3.97%
Net interest income/margin (taxable equivalent)		99,908	4.44%		67,678	4.15%		50,339	4.13%
Tax equivalent adjustment		484			496			290
Net interest income/margin		$99,424	4.42%		$67,182	4.12%		$50,049	4.10%

(1) Yields on tax-exempt loans and securities have been computed on a tax-equivalent basis using an income tax rate of 37%.

Comparison of Net Interest Income for the Years Ended December 31, 2017 and 2016

Net interest income increased by $32.2 million, or 48.0%, to $99.4 million for the year ended December 31, 2017, compared to $67.2 million for 2016. The increase was due to an increase in interest income of $35.2 million, resulting from higher levels of loan volume, investment securities and cash balances in banks, which was partially offset by a $3.0 million increase in interest expense. The increase in interest income was primarily due to a 37.3% increase in average loans outstanding, a 13.6% increase in average investment securities and a 67.8% increase in average cash balances in other banks during 2017 compared to 2016. The resulting net interest margin for 2017 rose to 4.42%, from 4.12% during 2016. Higher loan yields during 2017, coupled with higher rates earned on cash balances in other banks, also contributed to the increased net interest margin during 2017. During 2017, noninterest-bearing deposits averaged $621.8 million, compared to $396.9 million during 2016, an increase of $224.9 million, or 56.7%.

Interest-earning assets averaged $2.25 billion for 2017, compared to $1.63 billion for 2016, an increase of $620.8 million, or 38.1%. The yield on average interest-earning assets increased by 0.30% to 4.90% during 2017, compared to 4.60% for 2016. During 2017, loan yields increased by 0.34% to 5.40%. The increase in loan yield was primarily attributable to recent increases in short-term interest rate indices, such as the prime rate and 30-day LIBOR, increased accretion on our acquired loan portfolios due to early pay-offs and higher rates on loans acquired from Private Bancshares and Patriot Bank. Private Bancshares and Patriot Bank contributed average loan balances of $276.4 million and $42.6 million, respectively, during 2017.

Interest-bearing liabilities averaged $1.49 billion for 2017, compared to $1.14 billion for 2016, an increase of $341.1 million, or 29.8%. The average rate paid on interest-bearing liabilities was 0.70% for 2017, compared to 0.64% for 2016. Each category of interest-bearing liabilities experienced small rate increases. The rate increase on deposit accounts was primarily due to the effect of increases in short-term rate indices, such as the prime rate, and some resultant competitive pricing pressure in certain account types, as well as the fact that rates paid on Private Bancshares’ and Patriot Bank’s interest-bearing deposits were generally higher than the rates paid on our other deposits. The increase in interest-bearing and noninterest-bearing average deposits was due to organic deposit production and the inclusion of Private Bancshares’ and Patriot Bank’s deposits in our results during 2017. Private Bancshares and Patriot Bank contributed average deposit balances of $304.8 million and $40.7 million, respectively, during 2017.

Comparison of Net Interest Income for the Years Ended December 31, 2016 and 2015

Net interest income increased by $17.1 million, or 34.2%, to $67.2 million for the year ended December 31, 2016, compared to $50.0 million for 2015. The increase was due to an increase in interest income of $19.7 million, resulting from higher levels of loan volume and investment securities, which was partially offset by a $2.6 million increase in interest expense. The increase in interest income was primarily due to a 38.1% increase in average loans outstanding and a 96.6% increase in average investment securities during 2016 compared to 2015. The resulting net interest margin for 2016 rose to 4.12%, from 4.10% during 2015. Despite lower loan yields during 2016, the net interest margin in 2016 increased due to a change in our earning asset mix. During 2016, a larger percentage of our earning assets was invested in loans and investment securities, and we experienced a decrease in cash balances in other banks, our lowest-yielding asset. This change in earning asset mix, along with higher balances of noninterest-bearing deposits, contributed to our increased net interest margin during 2016. During 2016, noninterest-bearing deposits averaged $396.9 million, compared to $269.0 million during 2015, an increase of $127.9 million, or 47.6%.

Interest-earning assets averaged $1.63 billion for 2016, compared to $1.22 billion for 2015, an increase of $410.5 million, or 33.7%. The yield on average interest-earning assets increased by 0.08% to 4.60% during 2016, compared to 4.52% for 2015. The yield on interest-earning assets increased despite a decreased yield on loans during 2016. During 2016, loan yields decreased by 0.11% to 5.06%. The decrease in loan yields was primarily attributable to the fact that rates on maturing loans generally have been higher than rates on new or renewed loans and that factored receivables, which earn a higher yield than traditional loans, represented a lower proportion of our total loans in 2016.

Interest-bearing liabilities averaged $1.14 billion for 2016, compared to $877.1 million for 2015, an increase of $267.5 million, or 30.5%. The average rate paid on interest-bearing liabilities was 0.64% for 2016, compared to 0.55% for 2015. Each category of interest-bearing liabilities experienced small rate increases, with the exception of interest-bearing transaction accounts, which experienced a slight rate decrease. The rate increase on deposit accounts was due to the effect of rate increases that occurred in late 2016 and the impact of the inherited deposits of Reunion. The Reunion deposits generally had higher rates than our existing deposits. Our subordinated debt issuance in May 2016 also contributed to the increased interest-bearing liability costs for 2016. The increase in average interest-bearing liabilities and 0.09% increase in the rate paid on total interest-bearing liabilities increased our total interest expense by $2.6 million in 2016 to $7.4 million.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Year Ended December 31,
(Dollars in thousands)	2017 vs. 2016			2016 vs. 2015
	Variance due to			Variance due to
Interest-earning assets	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Loans	$27,852	4,926	32,778	19,553	(1,143)	18,410
Mortgage loans held-for-sale	209	(19)	190	111	(7)	104
Securities:
Taxable securities	382	432	814	974	(315)	659
Tax-exempt securities	(29)	(1)	(30)	558	(25)	533
Cash balances in other banks	670	794	1,464	(112)	330	218
Total interest-earning assets	$29,084	6,132	35,216	21,084	(1,160)	19,924

Interest-bearing liabilities
Interest-bearing transaction accounts	$312	111	423	103	(25)	78
Savings and money market deposits	1,179	705	1,884	795	277	1,072
Time deposits	11	85	96	481	142	623
Federal Home Loan Bank advances and other borrowed money	(12)	2	(10)	(383)	235	(148)
Subordinated debt	591	2	593	960	-	960
Total interest-bearing liabilities	$2,081	905	2,986	1,956	629	2,585

Net interest income
Net interest income (taxable equivalent)	27,003	5,227	32,230	19,128	(1,789)	17,339
Taxable equivalent adjustment	(6)	(6)	(12)	129	37	206
Net interest income	$27,009	5,233	32,242	18,959	(1,826)	17,133

Provision for Loan Losses

During the year ended December 31, 2017, we recorded a provision for loan losses of $3.9 million, compared to $3.2 million during the year ended December 31, 2016 and $1.1 million during the year ended December 31, 2015. The provision for 2017 was a result of overall loan growth rather than declining asset quality metrics, and we incurred net charge-offs of $995 thousand in the factored receivables portfolio that required additional provision expense during 2017. The provision expense for 2016 was primarily attributable to growth in our overall loan portfolio, specifically our “real estate-mortgage” portfolio and the impact of uncertainty in the national and international economies on our local markets. We also incurred net charge-offs of $923 thousand in the factored receivables portfolio that required provision expense during 2016. The provision expense for 2015 was primarily related to the “real estate-mortgage” and “construction” portfolios.

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses (which is a charge to earnings) and loan recoveries, and is decreased by charge-offs. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated and an impairment is deemed necessary, the impaired portion of the loan amount generally is charged off. As of December 31, 2017, $9 thousand of our allowance was related to impaired loans.

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

Additionally, during the 2017 third quarter, we purchased a building in Birmingham, Alabama that will serve as our corporate headquarters and replace our current leased location. We are renovating the portion of the building that we intend to occupy, and we intend to lease the remaining space to unrelated third parties. During the third quarter of 2017, we began to receive rental income related to this activity and recorded $324 thousand in rental income for the full year.

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Service charges and fees on deposit accounts	$2,711	2,019	1,288
Mortgage origination and fee income	11,529	6,975	5,278
Merchant sponsorship revenue	2,560	2,168	861
Income from bank-owned life insurance	855	810	433
Rental income	324	-	-
Wealth management fees	47	49	53
Gain (loss) on sale of other real estate, net	44	244	(24)
Loss on sale of investments available-for-sale	(91)	-	-
Other noninterest income	2,056	1,691	570
Total noninterest income	$20,035	13,956	8,459

Noninterest income for the years ended December 31, 2017 and 2016 was $20.0 million and $14.0 million, respectively. Each category of noninterest income (except for wealth management fees) increased during 2017. The inclusion of Private Bancshares and Patriot Bank in our results of operations accounted for $4.4 million of the $6.1 million increase in noninterest income recorded during the year ended December 31, 2017.

Mortgage division income increased by $4.6 million during 2017 and totaled $11.5 million for the year, compared to $7.0 million during 2016. Mortgage division production totaled $507.6 million during 2016, compared to $322.9 million during the year ended December 31, 2016, which led to the increased mortgage division income. During the year ended December 31, 2017, refinance activity accounted for approximately 24.3% of production volume, compared to approximately 26.6% during 2016. A large portion of this increase was due to the acquisition of Private Bancshares, which had a sizable mortgage operation that we acquired through the transaction.

Merchant sponsorship revenue totaled $2.6 million during the year ended December 31, 2017, compared to $2.2 million during the year ended December 31, 2016. The increase was due to growth in the volume of transactions that we processed.

Service charges and fees on deposit accounts increased by $692 thousand to $2.7 million for 2017. The addition of Private Bancshares and Patriot Bank contributed $272 thousand of the increase for 2017. The remaining portion of this increase was a result of an increase in the number of deposit accounts, as we continue to open new accounts and gain market share in our markets.

During the year ended December 31, 2017, we recorded income from bank-owned life insurance totaling $855 thousand, compared to $810 thousand during the year ended December 31, 2016. The increase during 2017 was due to the addition of the bank-owned life insurance acquired in the Private Bancshares transaction.

During the year ended December 31, 2017, we recorded gains on the sale of other real estate totaling $44 thousand, compared to a gain of $244 thousand on such sales during 2016.

Other noninterest income increased by $365 thousand and totaled $2.1 million during the year ended December 31, 2017. Most of the increase was attributable to non-recurring income, such as a death benefit claim and refunds on unemployment taxes.

Noninterest income for the years ended December 31, 2016 and 2015 was $14.0 million and $8.5 million, respectively. The primary reason for the increase in noninterest income was higher revenue from the mortgage division in 2016. Mortgage division income increased by $1.7 million during 2016 and totaled $7.0 million for the year, compared to $5.3 million during 2015. Mortgage division production totaled $322.9 million during 2016, compared to $281.7 million during the year ended December 31, 2015, which led to the increased mortgage division income. During the year ended December 31, 2015, refinance activity accounted for approximately 22.2% of production volume, compared to approximately 26.6% during 2016. The increased volume during 2016 was a result of our continued expansion of our mortgage division in our Florida markets and overall growth in this division as we add new originators in our markets. During 2016, we began to originate a portion of our mortgage loans on a mandatory delivery basis. Prior to 2016, we originated mortgage loans on a best-efforts basis only. In connection with this transition, we elected to value our mortgage loans held-for-sale at fair value. This change created a one-time adjustment to mortgage division income and increased revenue by $268 thousand during 2016.

Merchant sponsorship revenue totaled $2.2 million during the year ended December 31, 2016, compared to $861 thousand during the year ended December 31, 2015. We entered this business line during the second quarter of 2015, so the increase during 2016 represents a full year of activity, as well as growth in the volume in this business. Service charges and fees on deposit accounts increased by $731 thousand to $2.0 million for 2016. This increase was primarily a result of the impact of a full year of revenue attributable to Reunion. We also experienced an increase in the number of our deposit accounts. Other noninterest income increased by $1.1 million and totaled $1.7 million during the year ended December 31, 2016. Most of the increase was attributable to non-recurring income, such as litigation claims and lawsuit settlements, rental income on other real estate and fees from cancellation of interest rate swaps.

Noninterest Expense

Our total noninterest expense increase reflects our continued growth (organic and growth through acquisition), as well as the expansion of our operational framework, employee expansion, and facility expansion, as we build the foundation to support our growth initiatives.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Salaries and employee benefits	$39,556	27,735	21,364
Commission-based compensation	6,855	4,091	3,744
Occupancy and equipment expense	6,533	4,640	3,584
Data processing expenses	4,368	2,425	1,887
Advertising and marketing expenses	1,453	705	441
Legal fees	849	646	652
FDIC insurance assessments	1,162	1,000	805
Property and casualty insurance premiums	834	574	594
Accounting and audit expenses	1,109	962	978
Consulting and other professional expenses	2,412	958	894
Telecommunications expenses	775	559	539
Other real estate owned, repossessed asset and other collection expenses	422	331	528
Core deposit intangible amortization	1,455	756	508
Other noninterest expense	5,736	3,697	3,727
Total noninterest expense	$73,519	49,079	40,245

Noninterest expense for the years ended December 31, 2017 and 2016 was $73.5 million and $49.1 million, respectively. The inclusion of Private Bancshares and Patriot Bank in our results of operations accounted for approximately $15.0 million of the $24.4 million increase in noninterest expense recorded during the year ended December 31, 2017.

The largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits expense and commission-based compensation expense. Salaries continue to increase as we grow and expand our presence in the markets that we serve. Higher incentive compensation accruals during 2017 and a larger workforce contributed to the increase in salaries and employee benefits. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at Corporate Billing. The higher levels of revenue for the mortgage division, specifically revenue from the addition of Private Bancshares, contributed to an increase of $2.1 million in commission-based compensation during 2017 compared to 2016. Additionally, salaries and benefits expense and commission-based compensation expense for Private Bancshares and Patriot Bank employees contributed approximately $10.1 million of the $14.6 million increase in salaries and employee benefits expense and commission-based compensation expense recorded during 2017 compared to 2016.

All categories of noninterest expense increased during the year ended December 31, 2017. This was largely a result of the additional expenses associated with the operations of Private Bancshares and Patriot Bank and the fact that we are a larger company as a result of acquisitions and organic growth. Our other noninterest expenses continue to increase as the size and complexity of our Company grows.

Occupancy and equipment expense increased by 40.8% in 2017 compared to 2016, primarily due to the inclusion of $1.2 million in expenses relating to the operation of the acquired Private Bancshares and Patriot Bank banking offices. The acquisition of our future headquarters building in August 2017 also contributed to the increase.

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

Most categories of noninterest expense increased during the year ended December 31, 2016, although a few experienced slight decreases. This was largely a result of the additional expenses associated with the operations of Reunion and other recent acquisitions and the fact that we are a larger company as a result of acquisitions and organic growth. Occupancy and equipment expense increased by 29.5% in 2016 compared to 2015, primarily due to the inclusion of a full year of expenses relating to the operation of the acquired Reunion banking offices. In addition, as we expand our franchise in our markets, we anticipate that other noninterest expenses will continue to grow.

Income Tax Provision

Income tax expense of $20.1 million, $9.4 million and $5.5 million was recognized during the years ended December 31, 2017, 2016 and 2015, respectively. The increase in income tax expense during 2017 was due to an increase in pre-tax income as well as the impact of the Tax Cut and Jobs Act enacted on December 22, 2017, which reduced the corporate tax rate from a maximum tax rate of 35 percent to a flat tax rate of 21 percent effective for tax years beginning after December 31, 2017.  Pursuant to ASC 740-10-30-2 Income Taxes, deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As a result, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 and recorded the effect of this change as a component of income tax expense.  The income tax expense related to the change in the enacted federal tax rate as of December 31, 2017 was $6.2 million. We should benefit in the future from lower federal income tax rates. The combination of higher pre-tax income and the write-down of our deferred tax asset resulted in a 2017 effective tax rate of 47.7% (50% including the minority interest).

The effective tax rate for 2016 and 2015 was 32.6% (34.5% including the minority interest) and 31.9% (36.3% including the minority interest), respectively. Our effective tax rate generally is expected to increase with higher levels of taxable income. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at December 31, 2017, 2016 and 2015

Overview

Our total assets increased by $786.9 million, or 40.3%, from $1.95 billion at December 31, 2016 to $2.74 billion at December 31, 2017. Loans increased by $652.6 million, or 43.9%, from $1.49 billion at December 31, 2016 to $2.14 billion at December 31, 2017. Our total investment securities increased by $11.7 million, or 11.7%, from $99.7 million at December 31, 2016 to $111.4 million at December 31, 2017, and cash and cash equivalents increased $18.0 million during 2017 to $235.3 million at December 31, 2017. The Private Bancshares and Patriot Bank acquisitions added total assets and loans of $531.4 million and $381.7 million, respectively.

Deposits at December 31, 2017 totaled $2.29 billion, an increase of $618.1 million compared to December 31, 2016. The Private Bancshares and Patriot Bank acquisitions added $414.0 million in deposits. As expected, a portion of our first quarter 2017 growth that was seasonal in nature exited the bank during the second and third quarters of 2017. The seasonality of certain large deposit relationships at the Bank is commensurate with the nature of the business of the respective depositors (which include, among others, tax collection authorities and other governmental entities), and as anticipated, a portion of these deposits returned during the fourth quarter of 2017, as deposits increased by $188.5 million during the 2017 fourth quarter. Deposit production is one of our primary focuses, as deposits serve as a low-cost funding source.

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

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $1.92 billion during the year ended December 31, 2017, or 85.2% of average earning assets, compared to $1.40 billion, or 85.7% of average earning assets, for the year ended December 31, 2016. At December 31, 2017, total loans, net of unearned income, were $2.14 billion, compared to $1.49 billion at December 31, 2016, an increase of $652.6 million, or 43.9%. Excluding the loans acquired in the Private Bancshares and Patriot Bank transactions, loans increased by $270.8 million, or 18.2%, during 2017.

Total loans averaged $1.40 billion during the year ended December 31, 2016, or 85.7% of average earning assets, compared to $1.01 billion, or 83.0% of average earning assets, for the year ended December 31, 2015. At December 31, 2016, total loans, net of unearned income, were $1.49 billion, compared to $1.32 billion at December 31, 2015, an increase of $166.1 million, or 12.6%.

The organic, or non-acquired, growth in our loan portfolio is attributable to our ability to attract new customers from other financial institutions. We also have been successful in building banking relationships with new customers in the markets that we serve. We have continued to hire new bankers in some of our markets, and these employees have been successful in transitioning their former clients and new clients to the Bank. Our bankers are expected to be involved in their communities and to maintain business development efforts to develop relationships with clients. Our philosophy is for our bankers to be responsive to customer needs by providing decisions in a timely manner. In addition to our business development efforts, many of the markets in which we operate have experienced economic growth over the past few years, which has increased demand for the services that we provide.

The table below provides a summary of the loan portfolio composition as of the dates indicated.

COMPOSITION OF LOAN PORTFOLIO

	As of December 31,
(Dollars in thousands)	2017		2016		2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Construction, land development and other land loans	$231,030	10.80%	$155,813	10.49%	$152,862	11.58%	$83,663	9.41%	$58,372	10.02%
Secured by farmland	17,726	0.83	15,036	1.01	7,455	0.56	1,842	0.21	347	0.06
Secured by 1-4 family residential properties	508,935	23.80	387,342	26.07	333,761	25.29	221,222	24.88	162,091	27.82
Secured by multifamily (5 or more) residential properties	60,054	2.81	47,060	3.17	31,128	2.36	23,420	2.63	22,316	3.83
Secured by nonfarm nonresidential properties	888,289	41.53	606,776	40.83	509,212	38.58	330,784	37.20	218,299	37.47
Loans secured by real estate	1,706,034	79.77	1,212,027	81.57	1,034,418	78.37	660,931	74.33	461,425	79.20
Commercial and industrial loans	258,577	12.09	150,268	10.11	171,160	12.97	113,788	12.80	102,280	17.56
Factored commercial receivables	118,710	5.55	83,901	5.65	67,628	5.12	82,600	9.29	-	-
Consumer loans	26,314	1.23	19,060	1.28	21,116	1.60	13,962	1.57	6,113	1.06
Lease financing receivables	-	-	-	-	-	-	-	-	6	-
Other loans	29,082	1.36	20,717	1.39	25,572	1.94	17,869	2.01	12,725	2.18
Total gross loans	2,138,717	100.00%	1,485,973	100.00%	1,319,894	100.00%	889,150	100.00%	582,549	100.00%
Unearned income	(659)		(489)		(480)		(429)		(547)
Total loans, net of unearned income	2,138,058		1,485,484		1,319,414		888,721		582,002
Allowance for loan losses	(14,985)		(12,113)		(9,842)		(9,802)		(9,119)
Total net loans	$2,123,073		$1,473,371		$1,309,572		$878,919		$572,883

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

The principal component of our loan portfolio is loans secured by real estate. At December 31, 2017, this category totaled $1.71 billion and represented 79.8% of the total loan portfolio, compared to $1.21 billion, or 81.6%, and $1.03 billion, or 78.4%, of the total loan portfolio at December 31, 2016 and 2015, respectively.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $281.5 million, or 46.4%, to $888.3 million at December 31, 2017, compared to $606.8 million at December 31, 2016. Excluding the acquired Private Bancshares and Patriot Bank loans, commercial mortgage loans increased by $99.6 million, or 16.4%, during 2017. Commercial mortgage loans increased by $97.6 million, or 19.2%, to $606.8 million at December 31, 2016, compared to $509.2 million at December 31, 2015. Commercial mortgage loans are the single largest category of loans, and, at December 31, 2017, accounted for 41.5% of the portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally represented a large portion of our loan portfolio. Of the $888.3 million in total commercial mortgage loans at December 31, 2017, approximately $378.5 million were loans secured by owner-occupied properties.

The following table provides a summary of our non-owner occupied commercial mortgage loans as of the dates indicated.

	As of December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Office	$122,554	101,639	81,543	67,173	43,963
Retail	203,647	131,807	114,841	29,103	61,634
Industrial/Warehouse	51,852	32,608	32,412	74,424	20,774
Other	131,711	86,623	65,395	27,958	20,138
Total	$509,764	352,677	294,191	198,658	146,509

Residential mortgage loans increased by $121.6 million, or 31.4%, to $508.9 million at December 31, 2017, compared to $387.3 million at December 31, 2016. Excluding the acquired Private Bancshares and Patriot Bank loans, residential mortgage loans increased by $69.1 million, or 17.8%, during 2017. Residential mortgage loans increased by $53.6 million, or 16.1%, to $387.3 million at December 31, 2016, compared to $333.8 million at December 31, 2015. At December 31, 2017, 2016 and 2015, residential mortgages accounted for 23.8%, 26.1% and 25.3%, respectively, of the entire loan portfolio. Our residential mortgage loan portfolio continues to grow as rates on residential mortgage loans remain historically low and housing activity is relatively strong in our markets, leading to higher origination activity for mortgage loans.

Real estate construction, land development and other land loans totaled $231.0 million at December 31, 2017, an increase $75.2 million, or 48.3%, compared to $155.8 million at December 31, 2016. Excluding the acquired Private Bancshares and Patriot Bank loans, real estate construction, land development and other land loans increased by $2.5 million, or 1.6%, during 2017. During the year ended December 31, 2016, these loans increased by $2.9 million, or 1.9%, compared to $152.9 million at December 31, 2015. At December 31, 2017, 2016 and 2015, this loan type accounted for 10.8%, 10.5% and 11.6%, respectively, of our total loan portfolio.

Commercial and industrial loans totaled $258.6 million at December 31, 2017, compared to $150.3 million at December 31, 2016, an increase of $108.3 million, or 72.1%. Excluding the acquired Private Bancshares and Patriot Bank loans, commercial and industrial loans increased by $57.1 million, or 38.0%, during 2017. During the year ended December 31, 2016, commercial and industrial loans decreased by $20.9 million. The decline in commercial and industrial loans during 2016 was due to several factors, including reduced line usage by borrowers, loan paydowns, and loan payoffs. Although we experienced a decline in outstanding loan balances, in most cases, the customer relationship still exists. At December 31, 2017, 2016 and 2015, this loan type accounted for 12.1%, 10.1% and 13.0%, respectively, of our total loan portfolio.

Factored commercial receivables totaled $118.7 million at December 31, 2017, compared to $83.9 million at December 31, 2016. This balance fluctuates based on several variables, such as when receivables are purchased and when and how quickly payments are received. The increase at December 31, 2017 was largely attributable to increased growth in purchased receivables. A lower balance at a period end does not necessarily mean less purchase activity during the period, nor does a higher balance at period end necessarily mean more purchase activity during the period. During the years ended December 31, 2017, 2016 and 2015, we purchased factored commercial receivables of $1.03 billion, $705.9 million and $718.5 million, respectively.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our loans maturing within specific intervals at December 31, 2017.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one
	One year	year through	Over
(Dollars in thousands)	or less	five years	five years	Total
Construction, land development and other land loans	$141,780	75,158	14,092	231,030
Secured by farmland	1,726	11,895	4,105	17,726
Secured by 1-4 family residential properties	81,819	206,657	220,459	508,935
Secured by multifamily (5 or more) residential properties	10,345	44,664	5,045	60,054
Secured by nonfarm nonresidential properties	142,673	527,167	218,449	888,289
Loans secured by real estate	378,343	865,541	462,150	1,706,034
Commercial and industrial loans	136,563	94,629	27,385	258,577
Factored commercial receivables	118,710	-	-	118,710
Consumer loans	12,575	10,033	3,706	26,314
Other loans	10,051	12,337	6,694	29,082
Total gross loans	$656,242	982,540	499,935	2,138,717

	Predetermined	Floating
	rates	rates	Total

Maturing after one year but within five years	$582,223	400,317	982,540
Maturing after five years	144,324	355,611	499,935
Total gross loans	$726,547	755,928	1,482,475

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

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2017, 2016 and 2015.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of December 31,
(Dollars in thousands)	2017		2016		2015
	Cost	Market	Cost	Market	Cost	Market
U.S. government agency obligations	$3,261	3,264	3,653	3,617	-	-
Municipal securities	3,074	3,265	4,406	4,523	4,407	4,679
Residential mortgage-backed securities	39,143	39,244	38,946	39,148	48,155	48,726
Other commercial mortgage-backed securities	4,012	3,924	-	-	-	-
Other asset-backed securities	35,745	36,137	25,991	26,092	-	-
Total investment securities available-for-sale	$85,235	85,834	72,996	73,380	52,562	53,405

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of December 31,
(Dollars in thousands)	2017		2016		2015
	Cost	Market	Cost	Market	Cost	Market
Municipal securities	$21,254	21,645	21,308	20,900	21,361	21,762
Residential mortgage-backed securities	4,058	4,037	5,021	4,994	6,097	6,081
Other debt securities	250	250	-	-	-	-
Total investment securities held-to-maturity	$25,562	25,932	26,329	25,894	27,458	27,843

The following table shows the scheduled maturity and average yields of our securities at December 31, 2017.

AVAILABLE-FOR-SALE INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

(Dollars in thousands)	Within one year		After one but within five years		After five but within ten years		After ten years		Other
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agency obligations	$-	-%	$-	-%	$-	-%	$3,264	1.70%	$-	-%
Municipal securities	-	-	-	-	763	3.77	2,502	3.89	-	-
Other asset-backed securities	-	-	-	-	-	-	-	-	36,137	3.41
Other commercial mortgage-backed securities									3,924	2.68
Residential mortgage-backed securities	-	-	-	-	-	-	-	-	39,244	2.70
Total investment securities available-for-sale	$-	-%	$-	-%	$763	3.77%	$5,766	2.65%	$79,305	3.02%

HELD-TO-MATURITY INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

(Dollars in thousands)	Within one year		After one but within five years		After five but within ten years		After ten years		Other
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Municipal securities	$-	-%	$-	-%	$749	2.50%	$20,505	3.00%	$-	-%
Residential mortgage-backed securities	-	-	-	-	-	-	-	-	4,058	1.55
Other debt securities	-	-	-	-	-	-	-	-	250	6.28
Total investment securities held-to-maturity	$-	-%	$-	-%	$749	2.50%	$20,505	3.00%	$4,308	1.82%

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

During 2017, we elected to use a portion of our balance sheet liquidity to invest $7.0 million in a United States Treasury security for pledging purposes (which matured during 2017), $10.0 million (net) in other asset-backed securities, $4.0 million in a commercial agency mortgage-backed security and $14.8 million in residential agency mortgage-backed securities. We may invest excess liquidity in securities when management determines that the yield, liquidity and interest rate risk are appropriate.

During 2017, we sold twenty-four debt securities that we acquired in connection with the acquisitions of Private Bancshares and Patriot Bank totaling $14.5 million and did not realize a gain or loss on the sale. We took the opportunity to liquidate the acquired portfolio and reinvest as needed in securities that meet our interest rate risk parameters and credit quality metrics. In addition to these sales during 2017, we sold seven debt securities from our legacy portfolio totaling $7.8 million and realized a net loss of $91 thousand. The securities sold were low-factor residential mortgage-backed securities and one municipal security.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

ALLOWANCE FOR LOAN LOSSES

	As of and for the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Total loans outstanding, net of unearned income	$2,138,058	1,485,484	1,319,414	888,721	582,002
Average loans outstanding, net of unearned income	$1,918,634	1,397,681	1,011,921	629,040	485,769
Allowance for loan losses at beginning of period	$12,113	9,842	9,802	9,119	10,020
Charge-offs:
Loans secured by real estate	273	53	1,402	429	1,558
Commercial and industrial loans	124	-	27	-	32
Factored receivables	2,911	2,331	2,316	656	-
Consumer loans	69	197	164	-	-
All other loans	35	16	4	3	-
Total charge-offs	3,412	2,597	3,913	1,088	1,590
Recoveries:
Loans secured by real estate	39	123	851	72	354
Commercial and industrial loans	6	67	33	15	320
Factored receivables	1,916	1,408	1,905	633	-
Consumer loans	7	13	5	21	15
All other loans	422	9	46	52	-
Total recoveries	2,390	1,620	2,840	793	689
Net charge-offs	1,022	977	1,073	295	901
Provision for loan losses	3,894	3,248	1,113	978	-
Allowance for loan losses at period end	$14,985	12,113	9,842	9,802	9,119
Allowance for loan losses to period end loans	0.70%	0.82%	0.75%	1.10%	1.57%
Net charge-offs to average loans	0.05%	0.07%	0.11%	0.05%	0.19%

The table above does not include the allowances of United Legacy Bank, Reunion, Private Bancshares or Patriot Bank that were established prior to each bank’s respective date of acquisition. In accordance with ASC Topic 805, Business Combinations, these acquired entities’ respective allowances for loan losses were not brought forward at acquisition; instead, the acquired loans were recorded at fair value, and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At December 31, 2017, our total acquired loan portfolios totaled $564.0 million and had an aggregate related non-accretable difference of $8.3 million and accretable discount of $5.1 million.

For the acquired loan portfolio, the allowance is determined for each loan pool and compared to the remaining discount for that pool. If the allowance amount calculated under the Company’s methodology is greater than the Company’s remaining discount, this amount is added to the reported allowance through a provision for loan losses. If the allowance amount calculated under the Company’s methodology is less than the Company’s recorded discount, no additional allowance or provision is recognized. Our analysis indicates that no additional allowance is necessary on our acquired loan portfolio as of December 31, 2017.

Consistent with prior years, asset quality indicators have remained stable or improved for the traditional bank portfolio during the year ended December 31, 2017. During 2017, we recorded total provision expense of $3.9 million. The 2017 provision was a result of overall loan growth in each loan category rather than declining asset quality metrics. During 2017, we incurred net charge-offs of $995 thousand in the factored receivables portfolio that required additional provision expense. During 2016, we recorded provision expense of $3.2 million due to Corporate Billing’s net charge-offs of $923 thousand, continued loan growth in certain loan segments, and the impact of uncertainty in the national and international economies on our local markets. Provision expense related to our real estate mortgage portfolio totaled $2.9 million during 2016 due to a combination of overall growth in the segment and our concentration in this portfolio. Although we experienced net recoveries for this loan type during 2016, the growth in our real estate mortgage loan portfolio and our concentration in such loans led to the 2016 provision expense for this segment. During the year ended December 31, 2015, we recorded provision expense of $1.1 million.

Allocation of Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$2,511	13.45%	$1,588	11.51%	$1,345	14.91%	$1,523	14.81%	$1,398	19.74%
Factored receivables	600	5.55	500	5.65	500	5.12	955	9.29	-	-
Real estate - mortgage	9,845	68.97	8,465	71.07	5,525	66.79	5,047	64.92	4,449	69.19
Real estate - construction	1,884	10.80	1,369	10.49	1,412	11.58	647	9.41	964	10.02
Consumer	145	1.23	191	1.28	236	1.60	562	1.57	243	1.05
Unallocated	-	-	-	-	824	-	1,068	-	2,065	-
	$14,985	100.00%	$12,113	100.00%	$9,842	100.00%	$9,802	100.00%	$9,119	100.00%

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

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	As of December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013

Non-accrual loans	$2,722	2,837	3,695	4,865	3,371
Loans past due 90 days or more and still accruing	677	581	252	297	-
Total nonperforming loans	3,399	3,418	3,947	5,162	3,371
Other real estate and repossessed assets	1,094	2,068	3,965	1,380	845
Total nonperforming assets	$4,493	5,486	7,912	6,542	4,216
Allowance for loan losses to period-end loans	0.70%	0.82%	0.75%	1.10%	1.57%
Allowance for loan losses to period-end nonperforming loans	440.86	354.39	249.35	189.89	270.51
Net charge-offs to average loans	0.05	0.07	0.11	0.05	0.19
Nonperforming assets to period-end loans and foreclosed property and repossessed assets	0.21	0.37	0.60	0.73	0.72
Nonperforming loans to period-end loans	0.16	0.23	0.30	0.58	0.58

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. In addition to a consideration of these factors, we have a consistent and continuing policy of placing all loans on non-accrual status if they become 90 days or more past due, excluding factored receivables. For Corporate Billing’s factored receivables, which are trade credits rather than promissory notes, our practice in most cases is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and to charge off unpaid non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the amount of the invoice is charged against the client reserve account established for such purposes, unless the client reserve and the client’s financial resources are insufficient, in which case either the amount of the invoice is charged against loans or the balance is considered impaired and the client is responsible for repaying the unpaid obligation of the account debtor. When a loan is placed on non-accrual status, all accrued interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until collection of both principal and interest becomes reasonably certain. Payments received while a loan is on non-accrual status will be applied to the loan’s outstanding principal balance. When a problem loan is resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan that would necessitate additional charges to the allowance for loan losses.

Total nonperforming assets decreased by $1.0 million to $4.5 million at December 31, 2017, from $5.5 million at December 31, 2016. Included in nonperforming assets at December 31, 2017 are acquired non-accrual loans of $2.6 million and acquired other real estate of $1.1 million. Excluding the acquired nonperforming assets, nonperforming assets decreased by $2.0 million and totaled $759 thousand at December 31, 2017. Asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$697,144	30.49%	$429,030	25.73%	$382,946	25.29%
Interest-bearing demand	362,266	15.85	262,261	15.73	202,649	13.38
Savings and money market	951,846	41.64	703,289	42.17	611,887	40.40
Time less than $100k	63,044	2.76	64,073	3.84	87,069	5.75
Time equal to or greater than $100k and less than $250k	88,207	3.86	73,028	4.38	85,151	5.62
Time equal to or greater than $250k	123,324	5.40	136,029	8.15	144,756	9.56
Total deposits	$2,285,831	100.00%	$1,667,710	100.00%	$1,514,458	100.00%

Total deposits were $2.29 billion at December 31, 2017, an increase of $618.1 million, or 37.1%, from December 31, 2016. Excluding the acquired Private Bancshares and Patriot Bank deposits, deposits increased by $204.2 million, or 12.2%, during 2017. During 2016, deposits increased $153.3 million, or 10.1%. During 2015, deposits increased $543.4 million, or 56%. Excluding the assumed Reunion deposits, deposits increased by $265.7 million, or 27.4%, during 2015.

The following table details the maturities of time deposits greater than $100,000 and other time deposits. Other time deposits include brokered certificates of deposit and internet certificates of deposit. Large certificate of deposit customers and brokered and internet certificate of deposit customers tend to be more sensitive to interest rate levels.

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
AND OTHER TIME DEPOSITS

	As of December 31, 2017
		Over three	Over one year
	Three months	through	through	Greater than
(Dollars in thousands)	or less	twelve months	three years	three years	Total
Certificates of deposit of $100,000 or more	$37,673	86,002	44,841	34,235	202,751
Other time deposits	6,927	10,101	3,072	249	20,349
Total	$44,600	96,103	47,913	34,484	223,100

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $7.0 million at December 31, 2017 and 2016 and $22.0 million at December 31, 2015. During 2016, a $15.0 million advance matured. We have not initiated any additional borrowings from the FHLB since 2012. We have access to brokered deposits and issued $48.9 million in brokered deposits during 2014 to fund a portion of the Bank’s acquisition of its controlling interest in Corporate Billing. We had brokered deposits of $11.7 million, $25.4 million and $38.9 million at December 31, 2017, 2016 and 2015, respectively. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit with maturities of three to five years at rates that are lower than we would offer in our local market, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificate of deposit balances of $8.6 million, $6.7 million and $12.3 million at December 31, 2017, 2016 and 2015, respectively. During 2017, the acquisitions of Private Bancshares and Patriot Bank added $8.3 million of brokered deposits and $8.1 million of internet certificates of deposit. We have allowed the maturing wholesale deposits to mature without replacing, and a total of $28.2 million matured during 2017.

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

Cash and cash equivalents at December 31, 2017, 2016 and 2015 were $235.3 million, $217.3 million and $212.5 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2017 to fund loans and to meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS

	As of December 31, 2017
(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$5,000	2,000	-	-	7,000
Subordinated debt	-	-	-	24,553	24,553
Certificates of deposit of less than $100k	43,871	14,053	5,033	87	63,044
Certificates of deposit of $100k or more	129,133	47,913	34,485	-	211,531
Operating leases	1,531	2,637	2,232	3,515	9,915
Total contractual obligations	$179,535	66,603	41,750	28,155	316,043

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	As of December 31,
(Dollars in thousands)	2017	2016	2015
Unfunded lines	$483,952	337,415	311,424
Letters of credit	10,255	11,766	10,206
Total credit extension commitments	$494,207	349,181	$321,630

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

The following table illustrates our interest rate sensitivity at December 31, 2017, assuming that the relevant assets and liabilities are collected and paid, respectively, based on historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS
As of December 31, 2017

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$924,830	63,174	207,011	397,190	412,967	162,077	2,167,249
Securities	38,845	11,349	4,894	11,439	12,429	32,440	111,396
Cash balances in other banks	199,042	-	-	-	-	-	199,042
Total interest-earning assets	$1,162,717	74,523	211,905	408,629	425,396	194,517	2,477,687

Interest-bearing liabilities
Interest-bearing transaction accounts	$147,364	4,734	21,303	56,808	49,224	82,833	362,266
Savings and money market deposits	564,532	9,956	44,802	97,021	74,572	160,963	951,846
Time deposits	21,742	34,052	117,530	61,966	39,518	(233)	274,575
Federal Home Loan Bank and other borrowed money	-	-	5,000	2,000	-	-	7,000
Subordinated debt	-	-	-	-	24,553	-	24,553
Total interest-bearing liabilities	$733,638	48,742	188,635	217,795	187,867	243,563	1,620,240

Interest sensitivity gap
Period gap	$429,079	25,781	23,270	190,834	237,529	(49,046)	857,447
Cumulative gap	429,079	454,860	478,130	668,964	906,493	857,447
Cumulative gap - Rate-Sensitive Assets/Rate-Sensitive Liabilities	17.32%	18.36	19.30	27.00	36.59	34.61

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

MARKET RISK

	Impact on Net Interest Income
	As of December 31,
Change in prevailing interest rates	2017	2016	2015
+400 basis points	17.52%	22.37%	21.26%
+300 basis points	13.17	16.79	15.89
+200 basis points	8.83	11.20	10.48
+100 basis points	4.41	5.51	5.08
0 basis points	-	-	-
-100 basis points	(5.60)	(5.31)	(3.85)
-200 basis points	(13.64)	(11.75)	(8.95)
-300 basis points	(18.01)	(16.32)	(13.17)
-400 basis points	(21.34)	(20.19)	(16.96)

Capital Resources

Total shareholders’ equity attributable to us at December 31, 2017 was $392.6 million, or 14.3% of total assets. At December 31, 2016, total shareholders’ equity attributable to us was $229.7 million, or 11.8% of total assets.

On June 12, 2017, we completed an underwritten public offering of 1,104,000 shares of our common stock at a price to the public of $37.00 per share, for gross proceeds of $40.8 million. This included 144,000 shares pursuant to the exercise of the underwriters’ over-allotment option. The net proceeds to the Company after deducting the underwriters’ discount and offering expenses totaled $38.7 million. Other factors increasing equity during 2017 included our acquisitions of Private Bancshares and Patriot Bank, the exercise of options and other rights to purchase our common stock, and our net income recorded during 2017.

In July 2013, the Federal Reserve and the OCC issued final rules implementing the Basel III regulatory capital framework, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules. Among other things, the rules (1) revised the minimum capital requirements and adjusted the prompt corrective action thresholds applicable to financial institutions under the agencies’ jurisdiction, (2) revised the regulatory capital elements, (3) added a new common equity Tier 1 capital ratio, (4) increased the minimum Tier 1 capital ratio requirements and (5) implemented a new capital conservation buffer. The rules permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and Bank have made the election to retain the existing treatment for accumulated other comprehensive income.

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures, such as common equity Tier 1 capital, Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well-capitalized” institution, as that term is defined by the Bank’s regulators. As of December 31, 2017, the Bank was “well-capitalized” under the regulatory framework for prompt corrective action. This classification is primarily for regulatory purposes and is not intended to be interpreted as a representation of our overall financial condition or prospects.

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

The following table sets forth selected consolidated capital ratios at December 31, 2017, 2016 and 2015 for both NBC and NCC.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$311,225	14.37%	$173,301	8.00%	N/A	N/A
NBC	$273,012	12.61%	$173,243	8.00%	$220,680	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$271,687	12.54%	$129,975	6.00%	N/A	N/A
NBC	$258,027	11.92%	$129,932	6.00%	$176,543	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$271,687	12.54%	$97,482	4.50%	N/A	N/A
NBC	$258,027	11.92%	$97,449	4.50%	$143,442	6.50%
Tier 1 Capital (to Average Assets)
NCC	$271,687	10.89%	$99,786	4.00%	N/A	N/A
NBC	$258,027	10.36%	$99,630	4.00%	$124,538	5.00%

As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$208,664	13.90%	$120,102	8.00%	N/A	N/A
NBC	$178,150	11.88%	$120,007	8.00%	$150,008	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$90,076	6.00%	N/A	N/A
NBC	$166,037	11.07%	$90,005	6.00%	$120,007	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$67,557	4.50%	N/A	N/A
NBC	$166,037	11.07%	$67,504	4.50%	$97,506	6.50%
Tier 1 Capital (to Average Assets)
NCC	$172,051	9.57%	$71,909	4.00%	N/A	N/A
NBC	$166,037	9.25%	$71,822	4.00%	$89,777	5.00%

As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$161,023	11.91%	$108,178	8.00%	N/A	N/A
NBC	$151,386	11.21%	$108,085	8.00%	$135,106	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$151,181	11.18%	$81,134	6.00%	N/A	N/A
NBC	$141,544	10.48%	$81,064	6.00%	$108,085	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$151,181	11.18%	$60,850	4.50%	N/A	N/A
NBC	$141,544	10.48%	$60,798	4.50%	$87,819	6.50%
Tier 1 Capital (to Average Assets)
NCC	$151,181	9.68%	$62,501	4.00%	N/A	N/A
NBC	$141,544	9.05%	$62,575	4.00%	$78,219	5.00%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

National Commerce Corporation and subsidiaries

Birmingham, Alabama

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Commerce Corporation and subsidiaries (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2003.

Atlanta, Georgia

March 9, 2018

Item 8.       Financial Statements and Supplementary Data.

NATIONAL COMMERCE CORPORATION
Consolidated Balance Sheets
December 31, 2017 and 2016
(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets

Cash and due from banks	$36,246	35,897
Interest-bearing deposits with banks	199,042	181,396
Cash and cash equivalents	235,288	217,293
Investment securities held-to-maturity (fair value of $25,932 and $25,894 at December 31, 2017 and December 31, 2016, respectively)	25,562	26,329
Investment securities available-for-sale	85,834	73,380
Other investments	11,350	7,879
Mortgage loans held-for-sale	29,191	15,373
Loans, net of unearned income	2,138,058	1,485,484
Less: allowance for loan losses	14,985	12,113
Loans, net	2,123,073	1,473,371
Premises and equipment, net	52,455	31,884
Accrued interest receivable	6,157	4,129
Bank-owned life insurance	31,584	28,034
Other real estate	1,094	2,068
Deferred tax assets, net	12,041	13,486
Goodwill	113,394	50,771
Core deposit intangible, net	4,455	2,032
Other assets	6,198	4,755
Total assets	$2,737,676	1,950,784

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$697,144	429,030
Interest-bearing demand	362,266	262,261
Savings and money market	951,846	703,289
Time	274,575	273,130
Total deposits	2,285,831	1,667,710
Federal Home Loan Bank advances and other borrowings	7,000	7,000
Subordinated debt	24,553	24,500
Accrued interest payable	900	829
Other liabilities	19,434	13,701
Total liabilities	2,337,718	1,713,740

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 14,788,436 and 10,934,541 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	148	109
Additional paid-in capital	347,999	205,372
Retained earnings	43,989	24,005
Accumulated other comprehensive income	474	249
Total shareholders' equity attributable to National Commerce Corporation	392,610	229,735
Noncontrolling interest	7,348	7,309
Total shareholders' equity	399,958	237,044
Total liabilities and shareholders' equity	$2,737,676	1,950,784

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Consolidated Statements of Earnings
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands, except per share data)

	2017	2016	2015
Interest and dividend income:
Interest and fees on loans	$104,194	71,225	52,720
Interest and dividends on taxable investment securities	2,627	1,813	1,154
Interest on non-taxable investment securities	783	802	466
Interest on interest-bearing deposits and federal funds sold	2,187	723	505
Total interest income	109,791	74,563	54,845
Interest expense:
Interest on deposits	8,530	6,127	4,354
Interest on borrowings	284	294	442
Interest on subordinated debt	1,553	960	-
Total interest expense	10,367	7,381	4,796
Net interest income	99,424	67,182	50,049
Provision for loan losses	3,894	3,248	1,113
Net interest income after provision for loan losses	95,530	63,934	48,936
Noninterest income:
Service charges and fees on deposit accounts	2,711	2,019	1,288
Mortgage origination and fee income	11,529	6,975	5,278
Merchant sponsorship revenue	2,560	2,168	861
Income from bank-owned life insurance	855	810	433
Rental income	324	-	-
Wealth management fees	47	49	53
Gain (loss) on other real estate, net	44	244	(24)
Loss on sale of investment securities available-for-sale	(91)	-	-
Other	2,056	1,691	570
Total noninterest income	20,035	13,956	8,459
Other expense:
Salaries and employee benefits	39,556	27,735	21,364
Commission-based compensation	6,855	4,091	3,744
Occupancy and equipment	6,533	4,640	3,584
Core deposit intangible amortization	1,455	756	508
Data processing expenses	4,368	2,425	1,887
Consulting and other professional expenses	2,412	958	894
Other operating expense	12,340	8,474	8,264
Total other expense	73,519	49,079	40,245
Earnings before income taxes	42,046	28,811	17,150
Income tax expense	20,071	9,394	5,476
Net earnings	21,975	19,417	11,674
Less: Net earnings attributable to noncontrolling interest	1,907	1,564	2,069
Net earnings attributable to National Commerce Corporation	$20,068	17,853	9,605

Basic earnings per common share	$1.45	1.64	1.04
Diluted earnings per common share	$1.41	1.61	1.02

See accompanying notes to audited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net earnings	$20,068	17,853	9,605
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized gains (losses) arising during the period, net of tax of $44, $(160) and $(160), respectively	82	(299)	(297)
Reclassification adjustment for losses included in net earnings, net of tax of $32 in 2017	59	-	-
Other comprehensive income (loss)	141	(299)	(297)
Comprehensive income	$20,209	17,554	9,308

See accompanying notes to audited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Income	Interest	Total
Balance, December 31, 2014	75	131,455	(3,453)	845	7,239	136,161

Share-based compensation expense	-	930	-	-	-	930
Net earnings attributable to National Commerce Corporation	-	-	9,605	-	-	9,605
Exercise of stock options	1	671	-	-	-	672
Tax benefit resulting from exercise of stock options, net of adjustment	-	59	-	-	-	59
Sale of common stock, net of offering expenses of $732	19	33,744	-	-	-	33,763
Acquisition of Reunion, net of transaction expenses of $219	13	35,597	-	-	-	35,610
Net earnings attributable to noncontrolling interest	-	-	-	-	2,069	2,069
Distributions paid to noncontrolling interest	-	-	-	-	(1,936)	(1,936)
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	(297)	-	(297)

Balance, December 31, 2015	108	202,456	6,152	548	7,372	216,636

Share-based compensation expense	-	1,226	-	-	-	1,226
Net earnings attributable to National Commerce Corporation	-	-	17,853	-	-	17,853
Exercise of stock options and issuance of performance shares	1	1,315	-	-	-	1,316
Tax benefit resulting from exercise of stock options and issuance of performance shares, net of adjustment	-	375	-	-	-	375
Net earnings attributable to noncontrolling interest	-	-	-	-	1,564	1,564
Distributions paid to noncontrolling interest	-	-	-	-	(1,627)	(1,627)
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	(299)	-	(299)

Balance, December 31, 2016	$109	205,372	24,005	249	7,309	237,044

Share-based compensation expense	-	1,684	-	-	-	1,684
Net earnings attributable to National Commerce Corporation	-	-	20,068	-	-	20,068
Exercise of stock options and issuance of performance shares	3	2,810	-	-	-	2,813
Net earnings attributable to noncontrolling interest	-	-	-	-	1,907	1,907
Distributions paid to noncontrolling interest	-	-	-	-	(1,868)	(1,868)
Sale of common stock, net of offering expenses of $103	11	38,692	-	-	-	38,703
Acquisition of Private Bancshares, Inc., net of offering expenses of $139	18	71,412	-	-	-	71,430
Acquisition of Patriot Bank, net of offering expenses of $55	7	28,029	-	-	-	28,036
Reclassification due to the effects of the Tax Cuts and Jobs Act of 2017	-	-	(84)	84	-	-
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	141	-	141

Balance, December 31, 2017	$148	347,999	43,989	474	7,348	399,958

See accompanying notes to audited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net earnings	$20,068	17,853	9,605
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	3,894	3,248	1,113
Net earnings attributable to noncontrolling interest	1,907	1,564	2,069
Depreciation, amortization and accretion	(386)	1,065	1,067
Loss on trade or sale of premises and equipment	8	7	85
(Gain) loss on ineffective portion of fair value hedge derivative	(48)	(45)	23
Change in mortgage loan derivative	(139)	(62)	(86)
Deferred tax expense	7,189	894	1,640
Excess tax benefit from share-based compensation	(799)	-	-
Loss on sale of investment securities available-for-sale	91	-	-
Share-based compensation expense	1,684	1,226	930
Income from bank-owned life insurance	(855)	(810)	(433)
Net gain (loss) on sale of other real estate	(44)	(244)	24
Other real estate non-cash write-downs	219	-	100
Change in (net of effect of business combinations):
Mortgage loans held-for-sale	10,810	(353)	(5,691)
Other assets and accrued interest receivable	(66)	386	12,380
Other liabilities and accrued interest payable	2,137	4,753	944
Net cash provided by operating activities	45,670	29,482	23,770
Cash flows from investing activities (net of effect of business combinations):
Proceeds from calls, maturities, and paydowns of securities available-for-sale	25,705	35,429	9,955
Proceeds from calls, maturities, and paydowns of securities held-to-maturity	900	997	148
Proceeds from sale of securities available-for-sale	22,240	1,494	-
Purchases of securities available-for-sale	(45,072)	(57,725)	(12,898)
Purchases of securities held-to-maturity	(250)	-	(24,545)
Proceeds from sale of other investments	-	693	702
Purchases of other investments	(3,078)	(2,337)	(1,516)
Net cash received (paid) in acquisitions	12,710	-	(4,233)
Net change in loans	(268,060)	(165,711)	(176,082)
Proceeds from sale of other real estate	2,309	2,622	169
Proceeds from death benefit of bank-owned life insurance	599	-	-
Investment in bank-owned life insurance	-	-	(12,051)
Proceeds from the sale of premises and equipment	2,342	225	49
Purchases of premises and equipment	(18,732)	(2,848)	(2,968)
Net cash used by investing activities	(268,387)	(187,161)	(223,270)
Cash flows from financing activities (net of effect of business combinations):
Net change in deposits	202,118	153,412	265,768
Repayment of Federal Home Loan Bank advances	-	(15,000)	-
Net change in other borrowings	(860)	-	(9,526)
Issuance of subordinated debt	-	25,000	-
Debt offering expenses	-	(533)	-
Cash distribution paid to noncontrolling interests	(1,868)	(1,627)	(1,936)
Proceeds from stock offering	38,806	-	34,495
Stock offering expenses	(103)	-	(732)
Stock offering expenses related to acquisition	(194)	-	(219)
Proceeds from exercise of options and warrants	2,813	1,263	672
Net cash provided by financing activities	240,712	162,515	288,522
Net change in cash and cash equivalents	17,995	4,836	89,022
Cash and cash equivalents at beginning of the period	217,293	212,457	123,435
Cash and cash equivalents at end of the period	$235,288	217,293	212,457

See accompanying notes to audited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Consolidated Statements of Cash Flows, continued
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

Supplemental disclosure of cash flow information:	2017	2016	2015
Cash paid during the period for:
Interest	$10,351	7,179	4,600
Income taxes	$12,759	7,143	3,545
Non-cash investing and financing activities:
Change in unrealized (losses) gains on securities available-for-sale, net of tax	$141	(299)	(297)
Transfer of loans to other real estate	$488	481	3,173
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	$507,404	-	327,198
Liabilities assumed in acquisitions	$420,453	-	387,136
Tax benefit resulting from exercise of stock options	$-	375	59

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements

(amounts in tables in thousands, except share and per share data)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of National Commerce Corporation (the “Company”) and its wholly-owned banking subsidiary, National Bank of Commerce (“NBC” or the “Bank”) and wholly-owned non-banking subsidiary, National Commerce Risk Management, Inc., a captive insurance company used to insure certain corporate risks. The consolidated financial statements also include the accounts of NBC’s majority-owned subsidiary, CBI Holding Company, LLC (“CBI”), which owns Corporate Billing, LLC (“Corporate Billing”). Corporate Billing is a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. The Bank provides a full range of commercial and consumer banking services throughout Alabama, central and northeast Florida and the Atlanta, Georgia metropolitan area. NBC is primarily regulated by the Office of the Comptroller of Currency (the “OCC”) and is subject to periodic examinations by the OCC. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is also subject to periodic examinations by the Federal Reserve.

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

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), Federal Home Loan Bank (“FHLB”) and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain certain average reserve balances with the FRB or in cash. At December 31, 2017 and 2016, the Company’s reserve requirement (net of vault cash) was approximately $16,452,000 and $8,139,000, respectively.

Investment Securities

The Company classifies its securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2017, securities classified as held-to-maturity totaled $25,562,000, and available-for-sale securities totaled $85,834,000. At December 31, 2016, securities classified as held-to-maturity totaled $26,329,000, and available-for-sale securities totaled $73,380,000. No securities were classified as trading securities as of either date.

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

A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral of the loan if the loan is collateral-dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on non-accrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on non-accrual loans are applied to principal. When a borrower has demonstrated the capacity to service the debt for a reasonable period of time, management may elect to resume the accrual of interest on the loan.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. The Company recognizes the full fair value of the assets acquired and liabilities assumed and immediately expenses transaction costs. There is no separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet, as credit-related factors are incorporated directly into the fair value of the net tangible and intangible assets acquired. If the amount of consideration exceeds the fair value of assets purchased less the fair value of liabilities assumed, goodwill is recorded. Alternatively, if the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid, a gain is recorded. Fair values are subject to refinement for up to one year after the closing date of an acquisition as additional information affecting closing date fair values becomes available. Results of operations of the acquired business are included in the statement of income from the effective date of the acquisition. Additional information regarding acquisitions is provided in Note 2.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets purchased in business combinations. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performs an annual test of impairment in the fourth quarter of each year.

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

Purchased Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Pursuant to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan losses to the extent of prior provisions and an adjustment to accretable discount if no prior provisions have been made. This increase in accretable discount has a positive impact on interest income.

In determining the initial fair value of purchased loans without evidence of credit deterioration at the date of acquisition, management includes an adjustment to reflect an appropriate market rate of interest given the risk profile and grade assigned to each loan. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan.

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

In the event that the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities result in deferred tax assets, an evaluation of the probability of realizing the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies.

The Company currently evaluates income tax positions judged to be uncertain. A loss contingency reserve is accrued if: (1) it is probable that the tax position will be challenged, (2) it is probable that the future resolution of the challenge will confirm that a loss has been incurred, and (3) the amount of such loss can be reasonably estimated.

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

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative expires or is sold, terminated or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

Mortgage Banking Derivative Commitments

In connection with its mortgage banking activities, the Company enters into loan commitments to fund residential mortgage loans at specified interest rates and within a specified period of time, generally up to 60 days from the time of the rate lock. A loan commitment related to a loan that will be held for sale upon funding is a derivative instrument under ASC 815, Derivatives and Hedging, which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities, with changes in its value recorded in income from mortgage banking operations.

To hedge the exposure of changes in interest rates impacting the fair value of loans held for sale and related loan commitments, the Company will enter into forward sales commitments with its secondary market investors at the time that a loan commitment is granted to lock in the ultimate sale and price of the loan. These commitments are generally on a best-efforts basis. Accordingly, our sales commitment derivative instruments are not considered material. For the loans that are mandatory delivery, in order to mitigate interest rate risk, the Company enters into forward commitments to sell mortgage-backed securities and records the change in fair value of these derivatives through income.

As of December 31, 2017 and 2016, the fair value of the Company’s interest rate lock commitment derivatives was approximately $528,000 and $246,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. The Company recognized income relating to interest rate lock commitment derivatives of $66,000, $62,000, and $86,000 during the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in mortgage origination and fee income in the consolidated statements of earnings.

Operating Segments

Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. The Company’s retail and commercial banking operations are divided among geographic regions and local community markets within those regions. Those regions and markets have similar economic characteristics and are therefore considered to be one operating segment.

Additionally, management assessed other operating divisions to determine if they should be classified and reported as segments. These divisions include the mortgage and receivables factoring divisions. Each was assessed for separate reporting on both a qualitative and a quantitative basis in accordance with ASC 280, Segment Reporting. Qualitatively, the mortgage division operates in the same footprint as our retail and commercial banking operations. However, the chief operating decision maker does have profitability, performance and other measures that allow him to analyze the performance on a stand-alone basis.   The receivables factoring division operates independently as a wholly-owned subsidiary of the Bank.  Therefore, the financial results are distinct and separate from the retail and commercial bank operations and the mortgage division.

Based on this analysis, the Company has concluded that it has three operating and reportable segments, which are retail and commercial banking, mortgage division and the receivables factoring division.

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Accumulated Other Comprehensive Income

At December 31, 2017, 2016 and 2015, accumulated other comprehensive income consisted of net unrealized gains on investment securities available-for-sale.

Net Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the sum of potential common shares that are dilutive plus the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares (options) are excluded from the diluted earnings per share computation. During 2017, 2016 and 2015, there were no anti-dilutive potential common shares.

The reconciliation of the components of basic and diluted earnings per share is as follows:

	2017	2016	2015

Net earnings available to common shareholders	$20,068	17,853	9,605

Weighted average common shares outstanding	13,800,595	10,886,092	9,238,784
Dilutive effect of stock options	200,521	111,374	60,823
Dilutive effect of directors' deferred shares	37,229	20,471	10,398
Dilutive effect of performance share awards	155,088	76,050	85,736
Diluted common shares	14,193,433	11,093,987	9,395,741

Basic earnings per common share	$1.45	1.64	1.04
Diluted earnings per common share	$1.41	1.61	1.02

Reclassifications

Certain 2016 and 2015 amounts have been reclassified to conform to the presentation used in 2017. These reclassifications had no material effect on the operations, financial condition, or cash flows of the Company.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue arose as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which changed the Company’s federal income tax rate from 35% to 21%. Specifically, this ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018, although early adoption is permitted. The Company elected to early adopt this standard and accordingly reclassified $84,000 that was stranded in accumulated other comprehensive income to retained earnings as of December 31, 2017.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (Topic 606). The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date. This ASU deferred the effective date of ASU 2014-09, Revenue From Contracts With Customers (Topic 606), by one year. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company’s revenue has been more significantly weighted towards net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income has not been as significant. The Company is continuing to assess its revenue streams and reviewing its contracts with customers that are potentially affected by the new guidance, including fees on deposits, gains and losses on the sale of other real estate owned, credit and debit card interchange fees, and credit card revenue, to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. However, the Company’s revenue recognition pattern for these revenue streams is not expected to change materially from current practice. In addition, the Company continues to follow implementation issues specific to financial institutions, which are still under discussion by the FASB’s Transition Resource Group. The Company adopted the ASU on January 1, 2018 utilizing the modified retrospective approach and the adoption did not have a material impact on the Company’s consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Under the new standard, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The new standard permits companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU No. 2016-09 on January 1, 2017 and elected to recognize forfeitures as they occur. The adoption of ASU No. 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions; however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise.  During 2017, the Company recognized an income tax benefit of $561,000 related to the excess tax benefits for employee share-based transactions.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01: (1) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the provisions of this ASU to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company leases some of its banking offices under lease agreements that it classifies as operating leases. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements and based on preliminary estimates expects to record a right-of-use lease asset and a lease liability of approximately $8.8 million. Additionally, the inclusion of these right-of-use lease assets in the Company’s balance sheet is expected to impact total risk-weighted assets.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which applies to the use of the so-called CECL model, or current expected credit losses. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC reporting companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the amendments in this ASU on its consolidated financial statements and is collecting data that will be needed to produce historical inputs into any models created as a result of adopting this ASU. The Company expects the allowance for credit losses to increase upon adoption, with a corresponding adjustment to retained earnings.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(2)	Business Combinations

Patriot Bank

On August 31, 2017, the Company completed its acquisition of Patriot Bank. Patriot Bank was headquartered in Trinity, Florida, and was merged with and into NBC. NBC continues to operate the former offices of Patriot Bank as a division of NBC under the trade name “Patriot Bank.”

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

The following table presents the assets acquired and liabilities assumed of Patriot Bank as of August 31, 2017 at their initial fair value estimates:

	As Recorded By	Fair Value		As Recorded
	Patriot Bank	Adjustments		By the Company
Cash and cash equivalents	$3,373	-		3,373
Interest-bearing deposits in banks	2,895	(27)	a	2,868
Investment securities	4,967	(56)	a	4,911
Loans	124,714	(2,999)	b	121,715
Allowance for loan losses	1,531	(1,531)	c	-
Net loans	123,183	(1,468)		121,715
Premises and equipment, net	6,457	(343)	d	6,114
Core deposit intangible	-	899	e	899
Other real estate and repossessions	1,601	(580)	f	1,021
Other assets	2,838	1,858	g	4,660
		(36)	h
Total assets	$145,314	247		145,561

Noninterest-bearing deposits	$27,247	-		27,247
Interest-bearing deposits	100,425	68	i	100,493
Total deposits	127,672	68		127,740

Repurchase liability	860	-		860
Other liabilities	517	73	j	590
Total liabilities	129,049	141		129,190

Net identifiable assets acquired over liabilities assumed	16,265	106		16,371

Goodwill	-	14,722		14,722

Net assets acquired over liabilities assumed	$16,265	14,828		31,093

Consideration:

Shares of common stock issued		706,702
Estimated value per share of the Company's stock		$39.75

Fair value of Company stock issued		28,091
Cash paid for shares and in lieu of fractional shares		3,002

Fair value of total consideration transferred		$31,093

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Explanation of fair value adjustments:

a.	Adjustment reflects fair value adjustments of the interest bearing deposits in banks and available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on our evaluation of the acquired loan portfolio.
c.	Adjustment reflects the elimination of Patriot Bank’s allowance for loan losses.
d.	Adjustment reflects the write-off of certain fixed assets.
e.	Adjustment reflects the recording of core deposit intangible asset.
f.	Adjustment to reflect the fair value of other real estate.
g.	Adjustment to record the deferred tax asset created by purchase adjustments.
h.	Adjustment to write-off miscellaneous assets
i.	Adjustment reflects the fair value adjustment to time deposit accounts.
j.	Adjustment to reflect fair value of liabilities.

The discounts on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

Private Bancshares, Inc.

On January 1, 2017, the Company completed its acquisition of Private Bank of Buckhead, headquartered in Atlanta, Georgia, through a merger of Private Bank of Buckhead’s holding company, Private Bancshares, Inc., with and into NCC, followed immediately by the merger of Private Bank of Buckhead with and into NBC. NBC continues to operate the former offices of Private Bank of Buckhead as a division of NBC under the trade names “Private Bank of Buckhead,” “Private Bank of Decatur” and “PrivatePlus Mortgage.”

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The following table presents the assets acquired and liabilities assumed of Private Bancshares as of January 1, 2017 at their initial fair value estimates:

	As Recorded By	Fair Value		As Recorded
	Private Bancshares	Adjustments		By the Company
Cash and cash equivalents	$17,793	-		17,793
Investment securities	10,030	(312)	a	9,718
Other investments	252	-		252
Mortgage loans held-for-sale	24,628	-		24,628
Loans	266,750	(6,716)	b	260,034
Allowance for loan losses	3,306	(3,306)	c	-
Net loans	263,444	(3,410)		260,034
Premises and equipment, net	558	(95)	d	463
Core deposit intangible	-	2,979	e	2,979
Bank-owned life insurance	3,294	-		3,294
Other assets	2,569	1,524	f	4,093
Total assets	$322,568	686		323,254

Noninterest-bearing deposits	$135,822	-		135,822
Interest-bearing deposits	150,260	131	g	150,391
Total deposits	286,082	131		286,213

Repurchase liability	2,201	-		2,201
Other liabilities	3,374	(525)	h	2,849
Total liabilities	291,657	(394)		291,263

Net identifiable assets acquired over liabilities assumed	30,911	1,080		31,991

Goodwill	-	47,901		47,901

Net assets acquired over liabilities assumed	$30,911	48,981		79,892

Consideration:

Shares of common stock issued		1,809,189
Estimated value per share of the Company's stock		$37.15

Fair value of Company stock issued		67,211
Cash paid for shares and in lieu of fractional shares		8,322
Value of assumed stock options and restricted stock units converted to common stock		4,359

Fair value of total consideration transferred		$79,892

Explanation of fair value adjustments:

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on our evaluation of the acquired loan portfolio.
c.	Adjustment reflects the elimination of Private Bancshares’ allowance for loan losses.
d.	Adjustment reflects the write-off of certain fixed assets.
e.	Adjustment reflects the recording of core deposit intangible asset.
f.	Adjustment to record the deferred tax asset created by purchase adjustments.
g.	Adjustment reflects the fair value adjustment to time deposit accounts.
h.	Adjustment to reflect unrecorded liabilities.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The discounts on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

Reunion Bank of Florida

On October 31, 2015, we completed our acquisition of Reunion Bank of Florida (“Reunion”), headquartered in Tavares, Florida, through a merger of Reunion with and into NBC. NBC continues to operate the former offices of Reunion as a division of NBC under the trade name “Reunion Bank of Florida.” In connection with the merger, we paid cash for cash elections and in lieu of fractional shares totaling $7,368,809 and issued 1,339,129 shares of our common stock. The aggregate estimated value of the consideration was $43.2 million. We recorded $20.6 million of goodwill and a core deposit intangible asset of $4.1 million.

The following unaudited supplemental pro forma information is presented to show estimated results assuming Private Bancshares and Patriot Bank were acquired as of January 1, 2016. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2016 and should not be considered as representative of future operating results. Pro forma information for 2017 is presented assuming Patriot Bank was included since the beginning of 2017. An adjustment for Private Bancshares is not necessary for 2017 because Private Bancshares was included for the entire year.

	For The Year Ended December 31,
Performance Measure (pro forma, unaudited)	2017	2016
Net interest income	$103,692	$88,447
Net earnings	$21,258	$23,502
Diluted earnings per common share	$1.45	$1.72

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Loans at the acquisition date for Patriot Bank and Private Bancshares are presented in the following tables.

	Patriot Bank
	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Commercial, financial and agricultural	$-	16,796	16,796
Real estate - mortgage	7,397	88,106	95,503
Real estate - construction	213	5,157	5,370
Consumer	359	3,687	4,046
Total	$7,969	113,746	121,715

	Private Bancshares
	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Commercial, financial and agricultural	$366	34,161	34,527
Real estate - mortgage	9,038	145,531	154,569
Real estate - construction	1,517	65,818	67,335
Consumer	-	3,603	3,603
Total	$10,921	249,113	260,034

The following table presents information about the purchased credit-impaired loans at acquisition for Patriot Bank and Private Bancshares.

	Patriot Bank	Private Bancshares
Contractually required principal and interest payments	$9,646	15,020
Non-accretable difference	1,328	3,637
Cash flows expected to be collected	8,318	11,383
Accretable discount	349	462
Fair value of loans acquired with a deterioration of credit quality	$7,969	10,921

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(3)	Investment Securities

Investment securities classified as held-to-maturity and available-for-sale at December 31, 2017 and 2016 are as follows:

	Held-to-Maturity Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Residential mortgage-backed securities	$4,058	-	21	4,037
Municipal securities	21,254	392	1	21,645
Other debt securities	250	-	-	250
Total held-to-maturity securities	$25,562	392	22	25,932

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Residential mortgage-backed securities	$5,021	2	29	4,994
Municipal securities	21,308	25	433	20,900
Total held-to-maturity securities	$26,329	27	462	25,894

	Available-for-Sale Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
U.S. government agency obligations	$3,261	3	-	3,264
Residential mortgage-backed securities	39,143	298	197	39,244
Other commercial mortgage-backed securities	4,012	-	88	3,924
Other asset-backed securities	35,745	392	-	36,137
Municipal securities	3,074	191	-	3,265
Total available-for-sale securities	$85,235	884	285	85,834

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
U.S. government agency obligations	$3,653	-	36	3,617
Residential mortgage-backed securities	38,946	458	256	39,148
Other asset-backed securities	25,991	113	12	26,092
Municipal securities	4,406	148	31	4,523
Total available-for-sale securities	$72,996	719	335	73,380

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Details concerning investment securities with unrealized losses as of December 31, 2017 and 2016 are as follows:

	Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$4,037	21	-	-	4,037	21
Municipal securities	-	-	246	1	246	1
Other debt securities	-	-	-	-	-	-
Total held-to-maturity securities	$4,037	21	246	1	4,283	$22

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$3,286	29	-	-	3,286	29
Municipal securities	17,542	433	-	-	17,542	433
Total held-to-maturity securities	$20,828	462	-	-	20,828	462

	Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$-	-	-	-	-	-
Residential mortgage-backed securities	18,132	119	3,389	78	21,521	197
Other commercial mortgage-backed securities	3,924	88	-	-	3,924	88
Other asset-backed securities	-	-	-	-	-	-
Municipal securities	-	-	-	-	-	-
Total available-for-sale securities	$22,056	207	3,389	78	25,445	285

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$3,617	36	-	-	3,617	36
Mortgage-backed securities	18,606	256	-	-	18,606	256
Other asset-backed securities	2,488	12	-	-	2,488	12
Municipal securities	951	31	-	-	951	31
Total available-for-sale securities	$25,662	335	-	-	25,662	335

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

At December 31, 2017, thirteen out of twenty-five mortgage-backed securities, one out of forty-one municipal securities and our other commercial mortgage-backed securities were in a loss position. At December 31, 2016, thirteen out of twenty-six mortgage-backed securities, thirty-three out of forty-four municipal securities, two out of twenty other asset-backed securities, and one U.S. Government agency obligation were in a loss position. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. Because the Company had the ability and intent to hold debt securities until maturity, no declines were deemed to be other-than-temporary as of December 31, 2017 and 2016.

During 2017, the Company sold twenty-four debt securities that it acquired in connection with the acquisitions of Private Bancshares and Patriot Bank, resulting in proceeds of $14,489,000, and did not realize a gain or loss on the sale, as these were marked to fair value at acquisition and immediately sold. In addition to these sales during 2017, the Company also sold seven debt securities from its legacy portfolio for proceeds of $7,750,000 and realized a gross loss of $119,000 and gross gain of $28,000. During 2016, the Company sold one debt security for proceeds of $1,495,000 and realized a gross gain of $365. During 2015, the Company did not sell any investment securities.

At December 31, 2017 and 2016, securities with a carrying value of approximately $69,717,000 and $73,035,000, respectively, were pledged to secure public deposits as required by law and for other purposes.

The amortized cost and estimated fair value of securities classified as held-to-maturity and available-for-sale at December 31, 2017, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal securities and U.S. government agencies:
0 to 5 years	$-	-	-	-
5 to 10 years	761	763	749	755
Over 10 years	5,574	5,766	20,505	20,890
Residential and other mortgage-backed securities and other asset-backed securities	78,900	79,305	4,308	4,287
Total	$85,235	85,834	25,562	25,932

(4)          Loans

Major classifications of loans at December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017	December 31, 2016
Commercial, financial and agricultural	$287,659	170,985
Factored commercial receivables	118,710	83,901
Real estate - mortgage	1,475,004	1,056,214
Real estate - construction	231,030	155,813
Consumer	26,314	19,060
	2,138,717	1,485,973
Less: Unearned fees	(659)	(489)
Total loans	2,138,058	1,485,484
Allowance for loan losses	(14,985)	(12,113)
Total net loans	$2,123,073	1,473,371

The Bank makes loans and extensions of credit to individuals and a variety of businesses located in its market areas. Through Corporate Billing, the Company also purchases receivables from transportation companies and automotive parts and service providers nationwide. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. Portfolio segments utilized by the Bank are identified below. Relevant risk characteristics for these portfolio segments generally include (1) with respect to non-consumer loans, debt service coverage, loan-to-value ratios and financial performance and (2) with respect to consumer loans, credit scores, debt-to-income ratios, collateral type and loan-to-value ratios.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

At December 31, 2017, the outstanding principal balance and carrying value of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $34.7 million and $25.7 million, respectively. At December 31, 2016, the outstanding principal balance and carrying value of PCI loans were $17.3 million and $12.0 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	For the Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$375	286	-
Acquisition of Private Bancshares	462	-	-
Acquisition of Patriot Bank	349	-	-
Accretion	(1,873)	(733)	(1,797)
Reclassification from non-accretable difference	1,390	822	2,083
Balance at period end	$703	375	286

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017, 2016 and 2015. The acquired loans are not included in the allowance for loan losses calculation, as these loans were recorded at fair value at acquisition and there has been no further indication of credit deterioration that would require an additional provision.

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Year ended December 31, 2017	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,588	500	8,465	1,369	191	-	12,113
Provisions charged to operating expense	654	1,095	1,614	515	16	-	3,894
Loans charged off	(159)	(2,911)	(273)	-	(69)	-	(3,412)
Recoveries	428	1,916	39	-	7	-	2,390
Balance, December 31, 2017	$2,511	600	9,845	1,884	145	-	14,985

Ending balance, individually evaluated for impairment	$-	-	-	-	24	-	24
Ending balance, collectively evaluated for impairment	2,511	600	9,845	1,884	121	-	14,961
Total allowance for loan losses	$2,511	600	9,845	1,884	145	-	14,985
Loans:
Individually evaluated for impairment	$-	-	142	-	41	-	183
Collectively evaluated for impairment	286,859	118,710	1,451,177	230,385	25,707	-	2,112,838
Acquired loans with deteriorated credit quality	800	-	23,685	645	566	-	25,696
Total loans	$287,659	118,710	1,475,004	231,030	26,314	-	2,138,717

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Year ended December 31, 2016	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,345	500	5,525	1,412	236	824	9,842
Provisions charged to operating expense	183	923	2,879	(52)	139	(824)	3,248
Loans charged off	(16)	(2,331)	(53)	-	(197)	-	(2,597)
Recoveries	76	1,408	114	9	13	-	1,620
Balance, December 31, 2016	$1,588	500	8,465	1,369	191	-	12,113

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	1,588	500	8,465	1,369	191	-	12,113
Total allowance for loan losses	$1,588	500	8,465	1,369	191	-	12,113
Loans:
Individually evaluated for impairment	$-	-	180	-	7	-	187
Collectively evaluated for impairment	170,342	83,901	1,045,208	155,533	18,807	-	1,473,791
Acquired loans with deteriorated credit quality	643	-	10,826	280	246	-	11,995
Total loans	$170,985	83,901	1,056,214	155,813	19,060	-	1,485,973

	Commercial,	Factored
	financial, and	commercial	Real estate -	Real estate -
Year ended December 31, 2015	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Balance, beginning of year	$1,523	955	5,047	647	562	1,068	9,802
Provisions charged to operating expense	(226)	(44)	1,114	680	(167)	(244)	1,113
Loans charged off	(31)	(2,316)	(1,402)	-	(164)	-	(3,913)
Recoveries	79	1,905	766	85	5	-	2,840
Balance, December 31, 2015	$1,345	500	5,525	1,412	236	824	9,842

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	1,345	500	5,525	1,412	236	824	9,842
Total allowance for loan losses	$1,345	500	5,525	1,412	236	824	9,842
Loans:
Individually evaluated for impairment	$-	-	19	169	-	-	188
Collectively evaluated for impairment	196,270	67,628	872,265	152,254	20,846	-	1,309,263
Acquired loans with deteriorated credit quality	462	-	9,272	439	270	-	10,443
Total loans	$196,732	67,628	881,556	152,862	21,116	-	1,319,894

The Bank individually evaluates for impairment all loans that are on non-accrual status. Additionally, all troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral (if the loan is collateral-dependent). Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance. During 2017 and 2016, no loans were modified in such a way as to be considered a troubled debt restructuring.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The following tables present impaired loans by class of loans as of December 31, 2017 and 2016. The purchased credit-impaired loans are not included in these tables because they were recorded at fair value at acquisition and there has been no further indication of credit deterioration that would require an allowance.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2017	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	142	143	-	131
Real estate - construction	-	-	-	-
Consumer	-	-	-	14
Total	$142	143	-	145

Impaired loans with related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	9
Real estate - construction	-	-	-	-
Consumer	41	41	24	8
Total	$41	41	24	17

Total impaired loans:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	142	143	-	140
Real estate - construction	-	-	-	-
Consumer	41	41	24	22
Total	$183	184	24	162

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2016	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	180	213	-	168
Real estate - construction	-	-	-	97
Consumer	7	42	-	31
Total	$187	255	-	296

Impaired loans with related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	-
Real estate - construction	-	-	-	-
Consumer	-	-	-	-
Total	$-	-	-	-

Total impaired loans:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	180	213	-	168
Real estate - construction	-	-	-	97
Consumer	7	42	-	31
Total	$187	255	-	296

For the years ended December 31, 2017, 2016 and 2015, we did not recognize a material amount of interest income on impaired loans.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2017 and 2016 by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For Corporate Billing’s factored receivables, which are commercial trade credit rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and non-recourse receivables at 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, in which case the invoice is charged against the allowance for loan losses. PCI loans are excluded from the past due balances in the table below and are presented in total by class of loan. All loans, whether acquired or non-acquired, are included in the non-accrual balances.

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2017	Past Due	Past Due	Past Due	Past Due	Current	PCI Loans	Total	Non-accrual
Commercial, financial and agricultural	$137	29	-	166	286,693	800	287,659	-
Factored commercial receivables	10,035	1,779	677	12,491	106,219	-	118,710	-
Real estate - mortgage	1,342	546	103	1,991	1,449,328	23,685	1,475,004	2,594
Real estate - construction	-	-	-	-	230,385	645	231,030	76
Consumer	13	40	9	62	25,686	566	26,314	52
Total	$11,527	2,394	789	14,710	2,908,311	25,696	2,138,717	2,722

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2016	Past Due	Past Due	Past Due	Past Due	Current	PCI Loans	Total	Non-accrual
Commercial, financial and agricultural	$13	-	-	13	170,329	643	170,985	-
Factored commercial receivables	5,947	1,383	581	7,911	75,990	-	83,901	-
Real estate - mortgage	145	392	68	605	1,044,725	10,884	1,056,214	2,718
Real estate - construction	-	-	-	-	155,583	230	155,813	98
Consumer	33	-	-	33	18,809	218	19,060	21
Total	$6,138	1,775	649	8,562	1,465,436	11,975	1,485,973	2,837

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, including current financial information, historical payment experience, credit documentation, public information, current economic trends, and other factors. Loans are analyzed individually and classified according to credit risk. This analysis is performed on a continuous basis. The following definitions are used for risk ratings:

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

Loss: Specific weaknesses characterized as Doubtful exist that are severe enough to be considered uncollectible and of such minimal value that the continued characterization of the loan as an asset in not warranted.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are assigned a “Pass” rating. As of December 31, 2017 and 2016, based on the most recent analyses performed, the risk category of loans by class of loans was as follows:

December 31, 2017	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$279,592	1,278	6,789	-	287,659
Factored commercial receivables	118,710	-	-	-	118,710
Real estate - mortgage	1,460,112	5,465	8,580	847	1,475,004
Real estate - construction	229,711	102	710	507	231,030
Consumer	26,213	2	99	-	26,314
Total	$2,114,338	6,847	16,178	1,354	2,138,717

December 31, 2016	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$168,004	1,422	1,559	-	170,985
Factored commercial receivables	83,901	-	-	-	83,901
Real estate - mortgage	1,047,797	2,163	3,586	2,668	1,056,214
Real estate - construction	155,583	-	132	98	155,813
Consumer	18,499	26	514	21	19,060
Total	$1,473,784	3,611	5,791	2,787	1,485,973

The following tables present a rollforward of the acquired loans and a summary of the changes in the accretable discount and non-accretable difference, by acquisition, for the years ended December 31, 2017 and 2016.

	United	Reunion	Private Bancshares	Patriot Bank
December 31, 2017	(2014 Acquisition)	(2015 Acquisition)	(2017 Acquisition)	(2017 Acquisition)	Total
Acquired Loan Balance
Balance, beginning of period	$97,945	227,429	-	-	325,374
Additions due to acquisitions	-	-	260,034	121,715	381,749
Charge-offs	(68)	-	(72)	(125)	(265)
Accretion	635	860	2,907	113	4,515
Other net change in balances	(25,258)	(38,478)	(81,089)	(2,576)	(147,401)
Balance, end of period	$73,254	189,811	181,780	119,127	563,972

Accretable Discount
Balance, beginning of period	$1,237	1,699	-	-	2,936
Additions due to acquisitions	-	-	3,588	1,721	5,309
Charge-offs, other net changes in balance	(5)	-	(26)	15	(16)
Accretion	(635)	(860)	(2,907)	(113)	(4,515)
Reclassifications from non-accretable	106	122	1,266	(104)	1,390
Balance, end of period	$703	961	1,921	1,519	5,104

Non-accretable difference
Balance, beginning of period	$1,452	3,516	-	-	4,968
Additions due to acquisitions	-	-	3,637	1,328	4,965
Charge-offs, other net changes in balance	(193)	-	(82)	80	(195)
Reclassifications to accretable	(106)	(122)	(1,266)	104	(1,390)
Balance, end of period	$1,153	3,394	2,289	1,512	8,348

Total discount on acquired loans at end of period	$1,856	$4,355	$4,210	$3,031	$13,452

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

	United	Reunion
December 31, 2016	(2014 Acquisition)	(2015 Acquisition)	Total
Acquired Loan Balance
Balance, beginning of period	$119,777	261,538	381,315
Additions due to acquisitions	-	-	-
Charge-offs	(41)	(168)	(209)
Accretion	589	1,353	1,942
Other net change in balances	(22,380)	(35,294)	(57,674)
Balance, end of period	$97,945	227,429	325,374

Accretable Discount
Balance, beginning of period	$1,603	2,456	4,059
Charge-offs, other net changes in balance	(5)	-	(5)
Accretion	(589)	(1,351)	(1,940)
Reclassifications from non-accretable	228	594	822
Balance, end of period	$1,237	1,699	2,936

Non-accretable difference
Balance, beginning of period	$1,900	4,110	6,010
Additions due to acquisitions	-	-	-
Charge-offs, other net changes in balance	(220)	-	(220)
Reclassifications to accretable	(228)	(594)	(822)
Balance, end of period	$1,452	3,516	4,968

Total discount on acquired loans at end of period	$2,689	$5,215	$7,904

(5)	Premises and Equipment

Major classifications of premises and equipment as of December 31, 2017 and 2016 were as follows:

	2017	2016
Land	$15,575	11,156
Building and improvements	31,605	16,722
Furniture and equipment	9,807	7,639
Leasehold improvement	7,051	6,233
Construction in process	3,564	196
Automobile	419	129
	68,021	42,075
Less: accumulated depreciation	(15,566)	(10,191)
Total premises and equipment, net	$52,455	31,884

Depreciation expense amounted to approximately $2,095,000, $1,700,000, and $1,316,000 in 2017, 2016 and 2015, respectively.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(6)	Deposits

Time deposits greater than or equal to $250,000 totaled approximately $123,324,000 and $136,029,000 as of December 31, 2017 and 2016, respectively.

At December 31, 2017, contractual maturities of time deposits were as follows:

Year of Maturity	Amount
2018	$173,005
2019	44,931
2020	17,035
2021	25,882
2022	13,635
Thereafter	87

Total time deposits	$274,575

As of December 31, 2017 and 2016, there were no deposit relationships that exceeded 5% of the Company’s total deposits.

At December 31, 2017, the Company had outstanding brokered certificates of deposit of $11,748,000, with an average weighted interest rate of 1.19%. At December 31, 2016, the Company had outstanding brokered certificates of deposit of $25,435,000, with a weighted average interest rate of 1.12%.

(7)	Federal Home Loan Bank Advances and Borrowings

At December 31, 2017 and 2016, the Company had advances outstanding from the FHLB as follows:

				Call or
Advance	Interest Basis	Current Rate	Maturity	Conversion Date

$2,000	Fixed	4.06%	February 1, 2019	N/A
5,000	Fixed	3.96%	July 2, 2018	N/A
$7,000

As of December 31, 2017, the Company had outstanding unfunded standby letters of credit with the FHLB totaling $67,500,000.

The Company has pledged under blanket floating liens approximately $1,486,469,000 and $1,056,551,000 in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multifamily real estate as security for these advances and letters and possible future advances as of December 31, 2017 and 2016, respectively. The value of the pledged collateral, using appropriate discount percentages as prescribed by the FHLB, equals or exceeds the advances and unfunded standby letters of credit outstanding. At December 31, 2017, the Company had approximately $344,059,000 in additional borrowing capacity under its arrangement with the FHLB.

The Company had available lines of credit for overnight borrowings totaling $109,600,000 at December 31, 2017.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(8)	Income Taxes

The components of income tax expense for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015

Current	$12,882	8,500	3,836
Deferred	62	257	874
Expense of operating loss carryforwards	896	637	766
Enacted rate change	6,231	-	-
Total income tax expense	$20,071	9,394	5,476

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015

Tax expense at statutory rate (35%)	$14,716	10,084	5,831
State income tax expense, net	1,059	727	416
Cash surrender value income	(470)	(284)	(147)
Tax-exempt interest	(288)	(295)	(168)
Noncontrolling interest	(667)	(547)	(703)
Merger-related expenses	242	108	114
Stock options	(517)	-	-
Enacted rate change	6,231	-	-
Other	(235)	(399)	133
Total income tax expense	$20,071	9,394	5,476

The following table summarizes the components of deferred taxes at December 31, 2017 and 2016.

	2017	2016

Deferred income tax assets:
Allowance for loan losses	$6,991	7,318
Accrued expenses	396	6
Operating loss carryforwards and credits	4,787	5,611
Premises and equipment	560	733
Non-accrual interest income	66	91
Stock-based compensation	771	1,118
Other real estate	276	-
Deferred compensation	564	430
Goodwill and intangible assets	175	206
Other	95	233
Total gross deferred income tax assets	14,681	15,746

Deferred income tax liabilities:
Unrealized gains on investment securities available-for-sale	126	135
Prepaid expenses	380	475
Core deposit intangible	1,125	772
Derivatives	234	80
Investment in pass-through entity	775	797
Total gross deferred income tax liabilities	2,640	2,259
Net deferred income tax assets	$12,041	13,487

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Pursuant to ASC 740-10-30-2 Income Taxes, deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted, which provides for a reduction in the corporate tax rate from a maximum tax rate of 35 percent to a flat tax rate of 21 percent effective for tax years beginning after December 31, 2017.  As a result, the Company revalued its deferred tax assets and liabilities as of December 31, 2017, and recorded the effect of this change as a component of tax expense.  The tax expense recorded related to the change in the enacted federal tax rate as of December 31, 2017 was $6,231,000.

As of December 31, 2017, the Company had net operating loss carryforwards totaling approximately $19,788,000 for federal taxes and $14,538,000 for state taxes that will begin to expire in 2028, unless previously utilized. The federal operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), but are expected to be utilized within the carryforward period. The state net operating loss carryforwards are also subject to limitation under Section 382 of the Code. These net operating losses are also expected to be utilized during the carryforward period.

(9)	Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of the involvement that the Company has in particular classes of financial instruments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

In most cases, the Company requires collateral or other security to support financial instruments with credit risk.

	As of December 31,
	2017	2016

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$483,952	337,415
Standby and performance letters of credit	$10,255	11,766

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit, if deemed necessary by the Company, is based on management’s credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit or personal property.

Standby and performance letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company has entered into operating lease agreements for eight branch locations, two loan production offices and a mortgage operations office. Total rent expense for 2017, 2016 and 2015 was approximately $2,060,000, $1,323,000, and $912,000, respectively. Future minimum rent on operating leases as of December 31, 2017 was as follows:

Year ending December 31,	Minimum Lease Payments
2018	$1,531
2019	1,320
2020	1,317
2021	1,181
2022	1,051
Thereafter	3,515
Total future minimum lease payments	$9,915

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

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. As of December 31, 2017 and 2016, the approximate fair values and notional amounts of the Company’s derivative instruments, as well as their location on the consolidated balance sheet, were as follows.

	Balance Sheet		Notional
December 31, 2017	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(108)	15,121
Interest rate swaps with customers	Other Assets	$192	42,832
Reciprocal interest rate swaps	Other Liabilities	$(192)	42,832
Forward commitment to sell mortgage-backed securities	Other Liabilities	$(52)	24,500
Interest rate lock commitments on residential mortgages	Other Assets	$528	30,146

	Balance Sheet		Notional
December 31, 2016	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(276)	15,847
Interest rate swaps with customers	Other Assets	$91	26,624
Reciprocal interest rate swaps	Other Liabilities	$(91)	26,624
Forward commitment to sell mortgage-backed securities	Other Assets	$90	15,000
Interest rate lock commitments on residential mortgages	Other Assets	$246	26,463

During the years ended December 31, 2017 and 2016, the Company recognized a gain of approximately $48,000 and $45,000, respectively, related to the ineffective portion of derivatives designated as fair value hedges. During the year ended December 31, 2015, the Company recognized a loss of approximately $23,000 related to the ineffective portion of derivatives designated as fair value hedges. The gains and losses are included in other income in the consolidated statements of earnings.

(11)	Employee Benefit Plans

Equity Incentive Plans

In 2011, the Company adopted the National Commerce Corporation 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) to provide a means of enhancing and encouraging the recruitment and retention of individuals on whom the success of the Company depends. The 2011 Equity Incentive Plan provides for the grant of stock options, phantom stock, performance awards, and restricted and unrestricted stock awards. A total of 500,000 shares were initially reserved for issuance under the plan.

In 2017, the Company adopted the National Commerce Corporation 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”). Upon adoption of the 2017 Equity Incentive Plan, the 2011 Equity Incentive Plan was frozen. The 2017 Equity Incentive Plan reserved 750,000 shares for future issuances under the plan and will provide a means enhancing and encouraging the recruitment and retention of individuals on whom the success of the Company depends.

The Company did not issue any stock options during 2017, 2016 or 2015. During 2017, the Company assumed options to purchase 147,516 shares of the Company’s common stock in the acquisition of Private Bancshares and during 2015 assumed options to purchase 204,807 shares of the Company’s common stock in the acquisition of Reunion, in each case through the assumption of the applicable equity plan maintained by the acquired company at the time of the transaction.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

A summary of activity related to options to purchase the Company’s common stock for the years ended December 31, 2017, 2016 and 2015 is presented below:

	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	389,253	$16.66	479,594	$16.31	322,086	$17.40
Assumed	147,516	11.83	-	-	204,807	14.12
Exercised	(221,147)	14.01	(90,052)	14.78	(47,299)	14.21
Forfeited	-	-	(289)	24.22	-	-
Outstanding, end of year	315,622	$16.26	389,253	$16.66	479,594	$16.31
Exercisable, end of year	315,622	$16.26	389,253	$16.66	479,594	$16.31

The options outstanding and exercisable at December 31, 2017 had a weighted average remaining contractual life of approximately 3.7 years. As of December 31, 2017, there was no unrecognized compensation expense, as all stock options previously granted by the Company immediately vested at the time of the grant, and the assumed options vested at the date of acquisition. The Company did not recognize any compensation expense related to stock options in 2017, 2016 or 2015.

During 2017, 2016 and 2015, the Company granted performance share awards under the 2011 Equity Incentive Plan to certain key employees. The awards vest over four years, and the number of shares ultimately awarded may be fixed or variable, depending on the terms of the agreement with the employee to whom the award is granted. Some grants vest solely based on the passage of time, and the ultimate payout is fixed. Other awards are based on factors such as loan production and other metrics such as net income and asset quality. The Company records total compensation expense equal to the amount of shares that it expects to pay out at the end of the award period over the associated vesting period. The Company recognized $1,087,000, $826,000, and $680,000 in compensation expense related to performance share awards during 2017, 2016, and 2015, respectively. As of December 31, 2017, there was approximately $2,324,000 of unrecorded compensation related to the performance share awards.

In 2014, the Company adopted The National Commerce Corporation Deferral of Compensation Plan for Key Employees and Non-employee Directors. Under the plan non-employee directors can elect to defer their directors fees in the form of National Commerce Corporation stock units. During 2017, 2016 and 2015, deferred fees under this plan totaled $597,000, $400,000 and $250,000, respectively.

Defined Contribution Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to contribute up to 15% of their salary on a pre-tax or after-tax basis, subject to certain limits imposed by the Internal Revenue Service. Effective January 1, 2017, the Company amended the plan to include a matching employer contribution equal to 50% of the first 6% deferred by eligible participants. Prior to this amendment, the matching employer contribution was equal to 50% of the first 3% deferred by eligible participants. During 2017, 2016 and 2015, the Company recognized matching contribution expense of approximately $690,000, $254,000 and $208,000, respectively.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(12)	Related Party Transactions

The Company conducts transactions with directors and executive officers, including companies in which they have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require loan and deposit transactions with directors and executive officers to be entered into on substantially the same terms as those prevailing at the time for comparable loans made to and deposits received from other persons. At December 31, 2017 and 2016, deposits from directors, executive officers and their related interests aggregated approximately $37,983,000 and $28,937,000, respectively. These deposits were taken in the normal course of business at market interest rates. The following is a summary of activity for related party loans for 2017:

Balance at December 31, 2016	$5,245
New loans	10,303
Repayments	(1,380)
Changes in related parties	336

Balance at December 31, 2017	$14,504

(13)	Shareholders’ Equity

During February 2015, the Company’s stockholders approved a proposal to increase the total number of authorized common shares of the Company’s common stock from 12,500,000 to 30,000,000.

On March 18, 2015, the Company sold 1,642,000 shares of common stock at $19.50 per share in its initial public offering. The underwriters had an option to purchase an additional 255,000 shares, which they exercised on March 27, 2015. In total, the Company sold 1,897,000 shares and raised approximately $33.8 million, net of offering expenses and the underwriter's discount. The Company’s stock is now traded on the Nasdaq Global Select Market under the symbol “NCOM.”

On June 12, 2017, the Company sold 960,000 shares of the Company’s common stock at $37.00 per share in an underwritten public offering. The underwriters had an option to purchase an additional 144,000 shares, which they exercised. In total, the Company sold 1,104,000 shares and raised approximately $38.7 million, net of offering expenses.

(14)	Regulatory Matters

Banking regulations limit the amount of dividends that the Bank may pay without prior approval of the applicable regulatory authorities. These restrictions are based on the Bank’s level of regulatory classified assets, prior years’ net earnings, and ratio of equity capital to total assets. The Bank is currently allowed to pay dividends to the Company, subject to safety and soundness requirements and other limitations imposed by law and federal regulatory authorities.

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

As of December 31, 2017 and 2016, the Bank was well-capitalized under the regulatory framework for prompt corrective action. Under the current regulatory guidelines, banks must meet minimum capital adequacy levels based on both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, and a minimum ratio of Tier 1 capital to average assets (leverage ratio) of 4%. Adherence to these guidelines has not had an adverse impact on the Bank. As of January 1, 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes and is subject to a three-year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The ratios for the Company and Bank are currently sufficient to satisfy the fully phased-in conservation buffer.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The actual year-end capital amounts (in thousands) and ratios of the Company and Bank are presented in the table below.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$311,225	14.37%	$173,301	8.00%	N/A	N/A
NBC	$273,012	12.61%	$173,243	8.00%	$220,680	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$271,687	12.54%	$129,975	6.00%	N/A	N/A
NBC	$258,027	11.92%	$129,932	6.00%	$176,543	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$271,687	12.54%	$97,482	4.50%	N/A	N/A
NBC	$258,027	11.92%	$97,449	4.50%	$143,442	6.50%
Tier 1 Capital (to Average Assets)
NCC	$271,687	10.89%	$99,786	4.00%	N/A	N/A
NBC	$258,027	10.36%	$99,630	4.00%	$124,538	5.00%
As of December 31, 2016
Total Capital (to Risk-Weighted Assets)
NCC	$208,664	13.90%	$120,102	8.00%	N/A	N/A
NBC	$178,150	11.88%	$120,007	8.00%	$150,008	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$90,076	6.00%	N/A	N/A
NBC	$166,037	11.07%	$90,005	6.00%	$120,007	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$67,557	4.50%	N/A	N/A
NBC	$166,037	11.07%	$67,504	4.50%	$97,506	6.50%
Tier 1 Capital (to Average Assets)
NCC	$172,051	9.57%	$71,909	4.00%	N/A	N/A
NBC	$166,037	9.25%	$71,822	4.00%	$89,777	5.00%

(15)	Fair Value Measurements and Disclosures

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

Level 2 – Valuation is based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

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

Investment Securities

Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurements are based on quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques, such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors, including credit assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or Nasdaq, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises, municipal bonds and other asset-backed securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

The fair value of securities held-to-maturity is estimated using the same measurement techniques as securities available-for-sale.

Other Investments

For disclosure purposes, the carrying amount of other investments approximates their fair value.

Loans

The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, then an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, based on collateral value, market value of similar debt or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2017 and 2016, impaired loans were evaluated based on the fair value of the collateral.  Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company or the counterparty. However, as of December 31, 2017 and 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

December 31, 2017	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	3,264	-	3,264
Residential mortgage-backed securities	-	39,244	-	39,244
Other commercial mortgage-backed securities	-	3,924	-	3,924
Municipal securities	-	3,265	-	3,265
Other asset-backed securities	-	36,137	-	36,137
Total investment securities available-for-sale	$-	85,834	-	85,834
Mortgage loans held-for-sale	$-	29,191	-	29,191
Derivative assets	$-	720	-	720
Derivative liabilities	$-	352	-	352

December 31, 2016	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	3,617	-	3,617
Residential mortgage-backed securities	-	39,148	-	39,148
Municipal securities	-	4,523	-	4,523
Other asset-backed securities	-	26,092	-	26,092
Total investment securities available-for-sale	-	73,380	-	73,380
Mortgage loans held-for-sale	$-	15,373	-	15,373
Derivative assets	$-	427	-	427
Derivative liabilities	$-	366	-	366

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2017 and 2016.

December 31, 2017	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	1,094	1,094
Non-accrual loans	-	-	2,698	2,698

December 31, 2016	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	2,068	2,068
Non-accrual loans	-	-	2,837	2,837

The inputs used to determine the fair value of other real estate include market conditions, estimated holding period, underlying collateral characteristics and discount rates. The inputs used to determine the fair value of impaired loans include market conditions, loan term, estimated holding period, underlying collateral characteristics and discount rates.

For the years ended December 31, 2017 and 2016, there was no change in the methods and significant inputs used to estimate fair value.

The following table shows the significant unobservable inputs used in the fair value measurement of Level 3 assets.

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts			Weighted Average Discounts
Other real estate	$1,094	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	9%	-	57%	48%
Non-accrual loans	2,698	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	33%

December 31, 2016
Other real estate	$2,068	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	11%	-	35%	11%
Non-accrual loans	2,837	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	33%

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016 were as follows:

	Carrying	Estimated Fair Value
December 31, 2017	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$235,288	235,288	-	-
Investment securities held-to-maturity	25,562	-	25,932	-
Investment securities available-for-sale	85,834	-	85,834	-
Other investments	11,350	-	11,350	-
Loans, net	2,123,073	-	2,117,065	2,698
Mortgage loans held-for-sale	29,191	-	29,191	-
Bank-owned life insurance	31,584	-	31,584	-
Derivative assets	720	-	720	-

Liabilities:
Deposits	2,285,831	-	2,156,600	-
Federal Home Loan Bank advances and other borrowings	7,000	-	7,089	-
Subordinated debt	24,553	-	23,709	-
Derivative liabilities	352	-	352	-

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

	Carrying	Estimated Fair Value
December 31, 2016	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$217,293	217,293	-	-
Investment securities held-to-maturity	26,329	-	25,894	-
Investment securities available-for-sale	73,380	-	73,380	-
Other investments	7,879	-	7,879	-
Loans, net	1,473,371	-	1,470,491	2,837
Mortgage loans held-for-sale	15,373	-	15,373	-
Bank-owned life insurance	28,034	-	28,034	-
Derivative assets	427	-	427	-

Liabilities:
Deposits	1,667,710	-	1,616,266	-
Federal Home Loan Bank advances	7,000	-	7,247	-
Subordinated debt	24,500	-	22,794	-
Derivative liabilities	366	-	366	-

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(16)	National Commerce Corporation (Parent Company Only) Financial Information

Balance Sheets

	As of December 31,
	2017	2016
Assets
Cash and due from banks	$33,355	26,348
Investment in subsidiaries	387,830	232,394
Other assets	3,554	3,035
Total assets	$424,739	261,777

Liabilities and Shareholders' Equity
Other liabilities	$228	233
Subordinated debt	24,553	24,500
Total liabilities	24,781	24,733

Commitments and contingencies

Shareholders' equity:
Common stock	148	109
Additional paid-in capital	347,999	205,372
Retained earnings	43,989	24,005
Accumulated other comprehensive income	474	249
Total shareholders' equity attributable to National Commerce Corporation	392,610	229,735
Noncontrolling interest	7,348	7,309
Total shareholders' equity	399,958	237,044
Total liabilities and shareholders' equity	$424,739	261,777

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Statements of Earnings

	For the Years Ended December 31,
	2017	2016	2015
Dividend from subsidiaries	$850	-	-
Other expense	2,907	1,314	1,273
Interest expense	1,553	960	-
Total expenses	4,460	2,274	1,273
Loss before equity in undistributed earnings of subsidiaries	(3,610)	(2,274)	(1,273)
Equity in undistributed earnings of subsidiaries	22,259	19,351	10,512
Income tax benefit	1,419	776	366
Net earnings	$20,068	17,853	9,605

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$20,068	17,853	9,605
Adjustments to reconcile net earnings to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(22,259)	(19,351)	(10,512)
Depreciation	-	-	2
Deferred income tax expense (benefit)	451	(75)	1
Share-based expense	333	224	140
Change in other assets	(231)	(393)	(352)
Change in other liabilities	(897)	351	68
Net cash used by operating activities	(2,535)	(1,391)	(1,048)

Cash flows from investing activities:
Capital injection in subsidiaries	(26,000)	(5,000)	(20,250)
Cash from merger of subsidiary	-	-	600
Proceeds from sale of fixed assets	-	-	31
Cash paid in acquisition (including offering expenses)	(5,974)	-	(7,588)
Net cash used by investing activities	(31,974)	(5,000)	(27,207)

Cash flows from financing activities:
Proceeds from stock offerings	38,806	-	34,495
Stock offering expenses	(103)	-	(732)
Issuance of subordinated debt	-	25,000	-
Debt offering expenses	-	(533)	-
Proceeds from exercise of stock options and warrants	2,813	1,263	672
Net cash provided by financing activities	41,516	25,730	34,435
Net change in cash	7,007	19,339	6,180
Cash at beginning of year	26,348	7,009	829
Cash at end of year	$33,355	26,348	7,009

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

	Retail and
	Commercial	Mortgage	Receivables	Elimination
	Banking	Division (1)	Factoring	Entries (2)	Total
For the Twelve Months Ended December 31, 2017
Interest income	$97,471	679	15,126	(3,485)	109,791
Interest expense	10,056	311	3,485	(3,485)	10,367
Net interest income	87,415	368	11,641	-	99,424
Provision for loan and lease losses	2,799	-	1,095	-	3,894
Noninterest income	6,501	13,386	148	-	20,035
Noninterest expense	53,254	13,798	6,467	-	73,519
Net earnings before tax and noncontrolling interest	37,863	(44)	4,227	-	42,046
Income tax expense	19,206	(17)	882	-	20,071
Noncontrolling interest	-	-	(1,907)	-	(1,907)
Net earnings attributable to National Commerce Corporation	$18,657	(27)	1,438	-	20,068

Total assets as of December 31, 2017	$2,673,020	29,191	139,130	(103,665)	2,737,676

For the Twelve Months Ended December 31, 2016
Interest income	$64,256	489	11,762	(1,944)	74,563
Interest expense	7,181	200	1,944	(1,944)	7,381
Net interest income	57,075	289	9,818	-	67,182
Provision for loan and lease losses	2,325	-	923	-	3,248
Noninterest income	5,848	8,039	69	-	13,956
Noninterest expense	37,280	6,604	5,195	-	49,079
Net earnings before tax and noncontrolling interest	23,318	1,724	3,769	-	28,811
Income tax expense	7,901	655	838	-	9,394
Noncontrolling interest	-	-	(1,564)	-	(1,564)
Net earnings attributable to National Commerce Corporation	$15,417	1,069	1,367	-	17,853

Total assets as of December 31, 2016	$1,903,602	15,373	105,812	(74,003)	1,950,784

For the Twelve Months Ended December 31, 2015
Interest income	$44,072	385	12,400	(2,012)	54,845
Interest expense	4,670	126	2,012	(2,012)	4,796
Net interest income	39,402	259	10,388	-	50,049
Provision for loan and lease losses	1,158	-	(45)	-	1,113
Noninterest income	2,340	6,070	49	-	8,459
Noninterest expense	29,741	5,278	5,226	-	40,245
Net earnings before tax and noncontrolling interest	10,843	1,051	5,256	-	17,150
Income tax expense	3,866	399	1,211	-	5,476
Noncontrolling interest	-	-	(2,069)	-	(2,069)
Net earnings attributable to National Commerce Corporation	$6,977	652	1,976	-	9,605

Total assets as of December 31, 2015	$1,718,807	15,020	90,464	(60,922)	1,763,369

(1)	Noninterest income for the mortgage division segment includes intercompany income allocation.
(2)

Entry to remove intercompany interest allocated to the receivables factoring segment. For segment reporting purposes, the Company allocates funding costs to the receivables factoring segment at the federal funds rate plus 2.50%.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(18)        Goodwill and Intangible Assets

Goodwill

During 2017, the Company recorded initial goodwill of $47,901,000 and $14,722,000 associated with the acquisitions of Private Bancshares and Patriot Bank, respectively.

Changes to the carrying amount of goodwill during 2017 and 2016 are provided in the following table.

Balance, December 31, 2015	$50,686
Adjustments to goodwill	85
Balance, December 31, 2016	$50,771
Acquisition of Private Bancshares, Inc.	47,901
Acquisition of Patriot Bank	14,722
Balance, December 31, 2017	$113,394

The adjustments to goodwill during 2016 resulted from the recognition of liabilities that existed as of the date on which the Company acquired Reunion but were not recorded and an adjustment for the actual cash received from Reunion’s final income tax returns. The adjustments were made following the Company’s review of additional information that existed at the time of acquisition that affected the recorded fair value of certain assets and liabilities. Net of deferred taxes, the adjustment resulted in an $85,000 increase to the amount of goodwill initially recorded in the Company’s acquisition of Reunion.

These adjustments to goodwill had no impact on net earnings or shareholders’ equity of the Company during 2016.

Intangible Assets

In addition to the goodwill recorded for Private Bancshares and Patriot Bank, the Company recorded core deposit intangible assets of $2,979,000 and $899,000, respectively. The core deposit intangible asset for each acquisition will be amortized using an accelerated method over seven years. The aggregate amount of amortization expense for intangible assets during 2017, 2016 and 2015 was $1,455,000, $756,000 and $508,000, respectively.

A summary of core deposit intangible assets as of December 31, 2017 and 2016 is set forth below.

	December 31, 2017	December 31, 2016
Gross carrying amount	$7,193	3,315
Less: accumulated amortization	(2,738)	(1,283)
Net carrying amount	$4,455	2,032

The estimated amortization expense for each of the next five years is as follows:

2018	$1,372
2019	1,115
2020	858
2021	583
2022	344
Thereafter	183
Total amortization expense	$4,455

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(19)	Subordinated Debt

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

Effective January 1, 2018, the previously announced merger with FirstAtlantic Financial Holdings, Inc. (“FirstAtlantic”) was completed. FirstAtlantic was the parent company of FirstAtlantic Bank headquartered in Jacksonville, Florida, and was merged with and into NCC. Simultaneously with the holding company merger, FirstAtlantic Bank merged with and into NBC, but NBC continues to operate the former offices of FirstAtlantic Bank under the trade name “FirstAtlantic Bank, a division of National Bank of Commerce.”

At the effective time of the merger, each share of common stock of FirstAtlantic issued and outstanding was converted into the right to receive either 0.44 shares of NCC common stock or cash in the amount of $17.25. The Company paid approximately $12,802,000 in cash and issued 2,393,389 shares of NCC common stock for the issued and outstanding shares of FirstAtlantic common stock.

The acquisition of FirstAtlantic was accounted for using the purchase method of accounting in accordance with ASC 805, Business Combinations. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding the methods and assumptions to be used. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The Company is still finalizing the fair value estimates, but the following table presents the initial estimates of the fair value of the assets acquired and liabilities assumed of FirstAtlantic as of January 1, 2018.

	As Recorded By	Fair Value		As Recorded
	FirstAtlantic	Adjustments		By the Company
Cash and cash equivalents	$16,264	-		16,264
Investment securities	83,761	(2,491)	a	81,270
Other investments	393	-		393
Loans	310,636	(6,740)	b	303,896
Allowance for loan losses	2,614	(2,614)	c	-
Net loans	308,022	(4,126)		303,896
Premises and equipment, net	13,688	-		13,688
Core deposit intangible	-	6,251	d	6,251
Existing intangible assets	2,188	(2,188)	e	-
Bank-owned life insurance	10,273	-		10,273
Other real estate and repossessions	365	-		365
Other assets	5,738	789	f	6,527
Total assets	$440,692	(1,765)		438,927

Noninterest-bearing deposits	$113,964	-		113,964
Interest-bearing deposits	259,864	457	g	260,321
Total deposits	373,828	457		374,285

Other liabilities	4,557	650	h	5,207
Total liabilities	378,385	1,107		379,492

Net identifiable assets acquired over liabilities assumed	62,307	(2,872)		59,435

Goodwill	-	50,519		50,519

Net assets acquired over liabilities assumed	$62,307	47,647		109,954

Consideration:

Shares of common stock issued		2,393,389
Estimated value per share of the Company's stock		$40.25

Fair value of Company stock issued		96,334
Cash paid for shares and in lieu of fractional shares		12,802
Cash paid for stock options		425
Value of assumed stock warrants		393

Fair value of total consideration transferred		$109,954

Explanation of fair value adjustments:

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment reflects the elimination of FirstAtlantic’s allowance for loan losses.
d.	Adjustment reflects the recording of core deposit intangible asset.
e.	Adjustment remove intangible assets from First Atlantic’s balance sheet from prior acquisition.
f.	Adjustment to record the deferred tax asset created by purchase adjustments.
g.	Adjustment reflects the fair value adjustment to time deposit accounts.
h.	Adjustment to adjust inter-company liability.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Selected Quarterly Financial Data (Unaudited)

Statement of Income Data

	2017 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share information)
Interest income	$30,224	28,202	26,466	24,899
Interest expense	2,824	2,561	2,513	2,469
Net interest income	27,400	25,641	23,953	22,430
Provision for loan losses	1,478	1,105	1,155	156
(Loss) gain on sale of securities	(119)	-	28	-
Other noninterest income	4,984	4,630	5,072	5,440
Other noninterest expense (1)	19,250	18,071	17,737	18,461
Income before income taxes	11,537	11,095	10,161	9,253
Income tax expense (2)	10,121	3,828	3,281	2,841
Net income before minority interest	1,416	7,267	6,880	6,412
Net income attributable to minority interest	413	570	431	493
Net income to common shareholders	1,003	6,697	6,449	5,919
Net earnings per share	$0.07	0.47	0.49	0.46
Diluted net earnings per share	0.07	0.46	0.48	0.45

(1)

Includes merger/conversion-related expenses of $1.2 million, $417 thousand, $344 thousand, and $387 thousand for the quarters ended December 31, September 30, June 30, and March 31, 2017, respectively.

(2)	The quarter ended December 31, 2017 includes $6.2 million of expense related to the deferred tax write-down related to the 2017 Tax Cut and Jobs Act.

	2016 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share information)
Interest income	$19,032	18,836	18,382	18,313
Interest expense	2,042	1,959	1,730	1,650
Net interest income	16,990	16,877	16,652	16,663
Provision for loan losses	441	373	901	1,533
Other noninterest income	3,472	4,002	3,357	3,125
Other noninterest expense (1)	12,140	12,632	12,254	12,053
Income before income taxes	7,881	7,874	6,854	6,202
Income tax expense	2,600	2,639	2,072	2,083
Net income before minority interest	5,281	5,235	4,782	4,119
Net income attributable to minority interest	374	422	428	340
Net income to common shareholders	4,907	4,813	4,354	3,779
Net earnings per share	$0.45	0.44	0.40	0.35
Diluted net earnings per share	0.44	0.43	0.39	0.34

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

Item 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company that is required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the Proxy Statement for the 2018 Annual Meeting of Stockholders of the Company to be filed by the Company with the SEC under the Exchange Act (the “2018 Proxy Statement”).

Item 11.  Executive Compensation.

Incorporated by reference to the 2018 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the 2018 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to the 2018 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

Incorporated by reference to the 2018 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)     Documents filed as part of this report

(1)     Financial Statements.

The Consolidated Financial Statements of National Commerce Corporation and its subsidiaries, included herein at Item 8, are as follows:

●	Report of Independent Registered Public Accounting Firm—Porter Keadle Moore, LLC

●	Consolidated Balance Sheets as of December 31, 2017 and 2016

●	Consolidated Statements of Earnings for the Years Ended December 31, 2017, 2016 and 2015

●	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015

●	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

●	Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules.

The financial statement schedules required to be included pursuant to this Item are not included herein because they are not applicable or the required information is shown in the financial statements or notes thereto which are incorporated by reference at subsection (a)(1) of this Item, above.

(3)      Exhibits.

The exhibits to this report are listed in the exhibit index below.

(b)     Description of Exhibits

The following exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description

2.1#

Agreement and Plan of Merger, dated August 16, 2017, by and between National Commerce Corporation and FirstAtlantic Financial Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36878), filed on August 16, 2017)

2.2#

Agreement and Plan of Merger, dated April 24, 2017, by and among National Commerce Corporation, National Bank of Commerce and Patriot Bank (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36878), filed on April 25, 2017)

2.3#

Agreement and Plan of Merger, dated August 30, 2016, by and between National Commerce Corporation and Private Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-214194), filed on October 21, 2016)

2.4#

Agreement and Plan of Merger, dated July 7, 2015, by and among National Commerce Corporation, National Bank of Commerce and Reunion Bank of Florida (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

Exhibit No.	Description

2.5#

Agreement and Plan of Merger, dated June 6, 2014, by and between National Commerce Corporation and United Group Banking Company of Florida, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

2.6#

Membership Interest Purchase Agreement, dated August 29, 2014, by and among the members of CBI Holding, LLC, National Bank of Commerce and Sexton Investments LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-198219), filed on September 30, 2014)

3.1	Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

3.1A

Amendment to Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1A to the Annual Report on Form 10-K (File No. 000-55336), filed on February 20, 2015)

3.2	Bylaws of National Commerce Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

4.1	Form of Common Stock Certificate of National Commerce Corporation (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-201371), filed on February 27, 2015)

4.2

Indenture dated May 19, 2016 between National Commerce Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36878), filed on May 19, 2016)

4.3

First Supplemental Indenture dated May 19, 2016 between National Commerce Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, Paying Agent and Registrar (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36878), filed on May 19, 2016)

4.4	Form of 6.0% Fixed-to-Floating Rate Subordinated Note due June 1, 2026 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36878), filed on May 19, 2016)

10.1∆

National Commerce Corporation Deferral of Compensation Plan for Key Employees and Non-Employee Directors, effective December 18, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-55336), filed on December 22, 2014)

10.2∆

National Commerce Corporation 2011 Equity Incentive Plan, as amended and restated on July 17, 2014 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.2A∆

Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (time-based vesting criteria) (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.2B∆

Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (performance-based vesting criteria – 2013 and 2014 grants) (incorporated by reference to Exhibit 10.4B to the Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.2C∆

Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (performance-based vesting criteria – 2015 grants) (incorporated by reference to Exhibit 10.4C to the Annual Report on Form 10-K (File No. 001-36878), filed on March 11, 2016)

10.2D∆

Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (Named Executive Officers – 2016 and 2017 grants) (incorporated by reference to Exhibit 10.4D to the Annual Report on Form 10-K (File No. 001-36878), filed on March 11, 2016)

Exhibit No.	Description

10.2E∆

Form of Performance Share Award under National Commerce Corporation 2011 Equity Incentive Plan (performance-based vesting criteria – 2016 and 2017 grants) (incorporated by reference to Exhibit 10.4E to the Annual Report on Form 10-K (File No. 001-36878), filed on March 11, 2016)

10.2F∆

Form of Nonstatutory Stock Option Agreement under National Commerce Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.3∆	National Commerce Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-218183), filed on May 23, 2017)

10.3A∆

Form of Performance Share Award Agreement (performance-based vesting criteria) under the National Commerce Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 (File No. 333-218183), filed on May 23, 2017)

10.3B∆

Form of Performance Share Award Agreement (time-based vesting criteria) under the National Commerce Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-218183), filed on May 23, 2017)

10.3C∆

Form of Restricted Stock Award Agreement under the National Commerce Corporation 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-218183), filed on May 23, 2017)

10.4∆

United Group Banking Company of Florida, Inc. Officers’ and Employees’ Stock Option Plan effective March 3, 2010, as amended (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.4A∆

Form of Stock Option Agreement under United Group Banking Company of Florida, Inc. Officers’ and Employees’ Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.5∆	Reunion Bank of Florida Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

10.5A∆

Form of Stock Option Agreement under Reunion Bank of Florida Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

10.6∆

Reunion Bank of Florida Officers’ and Employees’ Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

10.6A∆

Form of Incentive Stock Option Agreement under Reunion Bank of Florida Officers’ and Employees’ Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 (File No. 333-206643), filed on August 28, 2015)

10.7∆	Private Bancshares, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-214194), filed on October 21, 2016)

10.7A∆

Form of Stock Option Agreement under Private Bancshares, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-214194), filed on October 21, 2016)

10.8∆

Executive Employment Agreement, dated November 29, 2017, by and among National Commerce Corporation, National Bank of Commerce and John H. Holcomb, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36878), filed on December 5, 2017)

Exhibit No.	Description

10.9∆

Executive Employment Agreement, dated November 29, 2017, by and among National Commerce Corporation, National Bank of Commerce and Richard Murray, IV (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36878), filed on December 5, 2017)

10.10∆

Executive Employment Agreement, dated November 29, 2017, by and among National Commerce Corporation, National Bank of Commerce and William E. Matthews, V (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36878), filed on December 5, 2017)

10.11*∆	Executive Employment Agreement, dated December 21, 2017, by and among National Commerce Corporation, National Bank of Commerce and John R. Bragg

10.12*∆	Executive Employment Agreement, dated December 21, 2017, by and between National Bank of Commerce and M. Davis Goodson, Jr.

10.13∆

Employment Agreement, dated as of August 30, 2014, by and between Corporate Billing, LLC and James R. Thompson, III (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-201371), filed on February 27, 2015)

10.14∆

Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Richard Murray, IV (incorporated by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 001-36878), filed on December 22, 2015)

10.15∆

Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and William Matthews, V (incorporated by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 001-36878), filed on December 22, 2015)

10.16∆

Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Richard Murray, IV (incorporated by reference to Exhibit 10.2A to the Current Report on Form 8-K (File No. 001-36878), filed on December 22, 2015)

10.17∆

Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and William Matthews, V (incorporated by reference to Exhibit 10.2B to the Current Report on Form 8-K (File No. 001-36878), filed on December 22, 2015)

10.18∆	National Commerce Corporation 2017 Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36878), filed on January 18, 2017)

10.19∆	National Commerce Corporation 2018 Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36878), filed on January 19, 2018)

10.20	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K (File No. 000-55336), filed on January 26, 2015)

10.21

Lease, dated March 8, 2011, by and between Shades Parkway, L.L.C. and National Bank of Commerce (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

10.22	Real Estate Sales Agreement, dated May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36878), filed on August 11, 2017)

10.22A	First Amendment to Real Estate Sales Agreement, dated June 26, 2017 (incorporated by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 001-36878), filed on August 11, 2017)

10.22B	Second Amendment to Real Estate Sales Agreement, dated July 3, 2017 (incorporated by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 001-36878), filed on August 11, 2017)

Exhibit No.	Description

10.22C	Third Amendment to Real Estate Sales Agreement, dated July 21, 2017 (incorporated by reference to Exhibit 10.1C to the Current Report on Form 8-K (File No. 001-36878), filed on August 11, 2017)

10.22D	Fourth Amendment to Real Estate Sales Agreement, dated July 28, 2017 (incorporated by reference to Exhibit 10.1D to the Current Report on Form 8-K (File No. 001-36878), filed on August 11, 2017)

10.23

Amended and Restated Limited Liability Company Agreement, dated September 1, 2014, by and between National Bank of Commerce and Factor, LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-198219), filed on September 30, 2014)

10.24

Form of Shareholder Voting Agreement, by and between National Commerce Corporation and each director and certain officers of Patriot Bank (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-218826), filed on June 19, 2017)

10.25

Form of Option Termination Agreement, by and between Patriot Bank and each holder of outstanding options to purchase common stock of Patriot Bank (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-218826), filed on June 19, 2017)

10.26

Form of Voting Agreement, by and between National Commerce Corporation and each director and executive officer of FirstAtlantic Financial Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-220855), filed on October 6, 2017)

14.1	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 000-55336), filed on February 20, 2015)

14.2	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.2 to the Annual Report on Form 10-K (File No. 000-55336), filed on February 20, 2015)

21.1*	Subsidiaries of National Commerce Corporation

23.1*	Consent of Porter Keadle Moore, LLC

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*	Interactive Data Files

________________

*             Filed herewith.

∆             Denotes a management compensatory plan, agreement or arrangement.

#

Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. National Commerce Corporation agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of March, 2018.

NATIONAL COMMERCE CORPORATION

By:	/s/ Richard Murray, IV
Richard Murray, IV
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Richard Murray, IV	President, Chief Executive Officer and Director	March 9, 2018
Richard Murray, IV	(Principal Executive Officer)

/s/ William E. Matthews, V	Vice Chairman of the Board and Chief Financial Officer	March 9, 2018
William E. Matthews, V	(Principal Financial Officer)

/s/ Shelly S. Williams	Senior Vice President and Chief Accounting Officer	March 9, 2018
Shelly S. Williams	(Principal Accounting Officer)

/s/ John H. Holcomb, III	Executive Chairman of the Board	March 9, 2018
John H. Holcomb, III

/s/ Joel S. Arogeti	Director	March 9, 2018
Joel S. Arogeti

/s/ Bobby A. Bradley	Director	March 9, 2018
Bobby A. Bradley

/s/ Thomas H. Coley	Director	March 9, 2018
Thomas H. Coley

/s/ Mark L. Drew	Director	March 9, 2018
Mark L. Drew

/s/ R. Holman Head	Director	March 9, 2018
R. Holman Head

/s/ C. Phillip McWane	Director	March 9, 2018
C. Phillip McWane

/s/ G. Ruffner Page, Jr.	Director	March 9, 2018
G. Ruffner Page, Jr.

/s/ Stephen A. Sevigny	Director	March 9, 2018
Stephen A. Sevigny

/s/ W. Stancil Starnes	Director	March 9, 2018
W. Stancil Starnes

/s/ Temple W. Tutwiler, III	Director	March 9, 2018
Temple W. Tutwiler, III

/s/ Russell H. Vandevelde, IV	Director	March 9, 2018
Russell H. Vandevelde, IV

/s/ Donald F. Wright	Director	March 9, 2018
Donald F. Wright