Form 10-Q
period 2018-03-31
National Commerce Corp
filed 2018-05-10
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                     Yes  ☐                                                                   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 9, 2018
Common stock, $0.01 par value	17,229,256 shares

NATIONAL COMMERCE CORPORATION

FORM 10-Q

i

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “National Commerce Corporation,” “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation and its consolidated affiliates as of March 31, 2018.

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

Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information or otherwise. Given these uncertainties, the reader should not place undue reliance on forward-looking statements as a prediction of actual results. Factors that could cause actual results to differ materially from those projected or estimated by us include those that are discussed in this Quarterly Report on Form 10-Q under Part II, “Item 1A. Risk Factors” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 under Part I, “Item 1A. Risk Factors.”

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$26,683	36,246
Interest-bearing deposits with banks	106,142	199,042
Cash and cash equivalents	132,825	235,288
Investment securities held-to-maturity (fair value of $25,182 and $25,932 at March 31, 2018 and December 31, 2017, respectively)	25,383	25,562
Investment securities available-for-sale	144,485	85,834
Other investments	12,021	11,350
Mortgage loans held-for-sale	21,077	29,191
Loans, net of unearned income	2,480,584	2,138,058
Less: allowance for loan losses	15,839	14,985
Loans, net	2,464,745	2,123,073
Premises and equipment, net	65,500	52,455
Accrued interest receivable	7,300	6,157
Bank-owned life insurance	42,142	31,584
Other real estate	999	1,094
Deferred tax assets, net	14,834	12,041
Goodwill	164,257	113,394
Core deposit intangible, net	9,968	4,455
Other assets	8,230	6,198
Total assets	$3,113,766	2,737,676

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$711,278	697,144
Interest-bearing demand	520,208	362,266
Savings and money market	953,692	951,846
Time	366,339	274,575
Total deposits	2,551,517	2,285,831
Federal Home Loan Bank advances and other borrowings	7,000	7,000
Subordinated debt	24,567	24,553
Accrued interest payable	1,260	900
Other liabilities	23,696	19,434
Total liabilities	2,608,040	2,337,718

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,229,043 and 14,788,436 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	172	148
Additional paid-in capital	446,290	347,999
Retained earnings	53,072	43,989
Accumulated other comprehensive (loss) income	(1,199)	474
Total shareholders' equity attributable to National Commerce Corporation	498,335	392,610
Noncontrolling interest	7,391	7,348
Total shareholders' equity	505,726	399,958
Total liabilities and shareholders' equity	$3,113,766	2,737,676

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Earnings
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2018	2017
Interest and dividend income:
Interest and fees on loans	$34,423	23,593
Interest and dividends on taxable investment securities	1,170	571
Interest on non-taxable investment securities	188	200
Interest on interest-bearing deposits and federal funds sold	539	535
Total interest income	36,320	24,899
Interest expense:
Interest on deposits	2,961	2,010
Interest on borrowings	71	71
Interest on subordinated debt	388	388
Total interest expense	3,420	2,469
Net interest income	32,900	22,430
Provision for loan losses	1,318	156
Net interest income after provision for loan losses	31,582	22,274
Noninterest income:
Service charges and fees on deposit accounts	1,012	667
Mortgage origination and fee income	1,895	3,145
Merchant sponsorship revenue	720	744
Income from bank-owned life insurance	286	216
Rental income	276	-
Wealth management fees	15	10
Gain (loss) on other real estate, net	171	(1)
Gain on sale of investment securities available-for-sale	191	-
Other	418	659
Total noninterest income	4,984	5,440
Other expense:
Salaries and employee benefits	12,460	10,073
Commission-based compensation	1,501	1,723
Occupancy and equipment	2,270	1,473
Core deposit intangible amortization	739	348
Other operating expense	7,281	4,844
Total other expense	24,251	18,461
Earnings before income taxes	12,315	9,253
Income tax expense	2,776	2,841
Net earnings	9,539	6,412
Less: Net earnings attributable to noncontrolling interest	456	493
Net earnings attributable to National Commerce Corporation	$9,083	5,919

Basic earnings per common share	$0.53	0.46
Diluted earnings per common share	$0.52	0.45

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	For the Three Months Ended
	March 31,
	2018	2017
Net earnings	$9,083	5,919
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities available-for-sale:
Unrealized (losses) gains arising during the period, net of tax of $(404) and $40, respectively	(1,522)	75
Reclassification adjustment for gains included in net earnings, net of tax of $40 in 2018	(151)	-
Other comprehensive (loss) income	(1,673)	75
Comprehensive income	$7,410	5,994

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Income	Interest	Total
Balance, December 31, 2017	$148	347,999	43,989	474	7,348	399,958

Share-based compensation expense	-	554	-	-	-	554
Net earnings attributable to National Commerce Corporation	-	-	9,083	-	-	9,083
Exercise of stock options, warrants and issuance of performance shares	1	702	-	-	-	703
Net earnings attributable to noncontrolling interest	-	-	-	-	456	456
Distributions paid to noncontrolling interest	-	-	-	-	(413)	(413)
Acquisition of FirstAtlantic Financial Holdings, Inc., net of offering expenses of $94	23	97,035	-	-	-	97,058
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	(1,673)	-	(1,673)

Balance, March 31, 2018	$172	446,290	53,072	(1,199)	7,391	505,726

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$9,083	5,919
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,318	156
Net earnings attributable to noncontrolling interest	456	493
Depreciation, amortization and accretion	(690)	35
Gain on sale of premises and equipment	(35)	-
Loss (gain) on ineffective portion of fair value hedge derivative	7	(16)
Change in mortgage loan derivative	(187)	(398)
Excess tax benefit from share-based compensation	(84)	(286)
Gain on sale of investment securities available-for-sale	(191)	-
Share-based compensation expense	554	414
Income from bank-owned life insurance	(286)	(216)
Net (gain) loss on sale of other real estate	(171)	1
Other real estate non-cash write-downs	-	219
Change in (net of effect of business combinations):
Mortgage loans held-for-sale	8,114	20,484
Other assets and accrued interest receivable	1,913	682
Other liabilities and accrued interest payable	(859)	(1,188)
Net cash provided by operating activities	18,942	26,299
Cash flows from investing activities (net of effect of business combinations):
Proceeds from calls, maturities, and paydowns of securities available-for-sale	2,646	11,330
Proceeds from calls, maturities, and paydowns of securities held-to-maturity	159	238
Proceeds from sale of securities available-for-sale	90,177	9,718
Purchases of securities available-for-sale	(72,313)	(10,242)
Purchases of other investments	(278)	(206)
Net cash received (paid) in acquisitions	3,462	9,471
Net change in loans	(36,950)	(68,034)
Proceeds from sale of other real estate	505	19
Proceeds from the sale of premises and equipment	550	18
Purchases of premises and equipment	(1,050)	(3,300)
Net cash used by investing activities	(13,092)	(50,988)
Cash flows from financing activities (net of effect of business combinations):
Net change in deposits	(108,509)	124,218
Cash distribution paid to noncontrolling interests	(413)	(375)
Stock offering expenses related to acquisition	(94)	(138)
Proceeds from exercise of options and warrants	703	2,421
Net cash provided by financing activities	(108,313)	126,126
Net change in cash and cash equivalents	(102,463)	101,437
Cash and cash equivalents at beginning of the period	235,288	217,293
Cash and cash equivalents at end of the period	$132,825	318,730

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Cash Flows, continued
(In thousands)

	For the Three Months Ended
	March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,155	2,470
Income taxes	$-	-
Non-cash investing and financing activities:
Change in unrealized (losses) gains on securities available-for-sale, net of tax	$(1,673)	75
Transfer of loans to other real estate	$-	20
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	$473,182	323,246
Liabilities assumed in acquisitions	$379,492	291,440

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Notes to Unaudited Consolidated Financial Statements

(dollar amounts in tables in thousands, except per share data)

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

The Bank provides a full range of commercial and consumer banking services. The Bank currently operates seven full-service banking offices in Alabama, twenty-two full-service banking offices in Florida (including under the trade names United Legacy Bank, Reunion Bank of Florida, Patriot Bank and FirstAtlantic Bank) and two full-service banking offices in Atlanta, Georgia (including under the trade names Private Bank of Buckhead, Private Bank of Decatur and PrivatePlus Mortgage). NBC is primarily regulated by the Office of the Comptroller of Currency (“OCC”) and is subject to periodic examinations by the OCC. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is subject to periodic examinations by the Federal Reserve.

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as of December 31, 2017, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Note 2 – Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation used in 2018. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

Note 3 – Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the sum of potential common shares that are dilutive plus the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares (options) are excluded from the diluted earnings per share computation. There were no anti-dilutive potential common shares during the periods ended March 31, 2018 or 2017.

The reconciliation of the components of the basic and diluted earnings per share is as follows.

	2018	2017

Net earnings available to common shareholders	$9,083	5,919

Weighted average common shares outstanding	17,209,551	12,901,040
Dilutive effect of stock options	198,770	221,650
Dilutive effect of directors' deferred shares	41,067	28,209
Dilutive effect of performance share awards	162,910	132,176
Diluted common shares	17,612,298	13,283,075

Basic earnings per common share	$0.53	0.46
Diluted earnings per common share	$0.52	0.45

Note 4 – Securities

The amortized cost and fair value of held-to-maturity and available-for-sale debt securities at March 31, 2018 and December 31, 2017 were as follows.

	Held-to-Maturity Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	Losses	Value
Residential mortgage-backed securities	$3,892	-	76	3,816
Municipal securities	21,241	69	202	21,108
Other debt securities	250	8	-	258
Total held-to-maturity securities	$25,383	77	278	25,182

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Residential mortgage-backed securities	$4,058	-	21	4,037
Municipal securities	21,254	392	1	21,645
Other debt securities	250	-	-	250
Total held-to-maturity securities	$25,562	392	22	25,932

	Available-for-Sale Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	Losses	Value
U.S. government agency obligations	$3,054	-	7	3,047
Residential mortgage-backed securities	100,124	-	1,765	98,359
Other commercial mortgage-backed securities	4,005	-	140	3,865
Other asset-backed securities	35,746	267	-	36,013
Municipal securities	3,073	135	7	3,201
Total available-for-sale securities	$146,002	402	1,919	144,485

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
U.S. government agency obligations	$3,261	3	-	3,264
Residential mortgage-backed securities	39,143	298	197	39,244
Other commercial mortgage-backed securities	4,012	-	88	3,924
Other asset-backed securities	35,745	392	-	36,137
Municipal securities	3,074	191	-	3,265
Total available-for-sale securities	$85,235	884	285	85,834

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

Details concerning the Company’s debt securities with unrealized losses as of March 31, 2018 and December 31, 2017 are as follows.

	Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2018	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$3,816	76	-	-	3,816	76
Municipal securities	13,594	200	243	2	13,837	202
Other debt securities	-	-	-	-	-	-
Total held-to-maturity securities	$17,410	276	243	2	17,653	$278

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$4,037	21	-	-	4,037	21
Municipal securities	-	-	246	1	246	1
Other debt securities	-	-	-	-	-	-
Total held-to-maturity securities	$4,037	21	246	1	4,283	22

	Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$3,047	7	-	-	3,047	7
Residential mortgage-backed securities	95,135	1,632	3,224	133	98,359	1,765
Other commercial mortgage-backed securities	3,865	140	-	-	3,865	140
Other asset-backed securities	1,250	-	-	-	1,250	-
Municipal securities	475	7	-	-	475	7
Total available-for-sale securities	$103,772	1,786	3,224	133	106,996	1,919

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$-	-	-	-	-	-
Residential mortgage-backed securities	18,132	119	3,389	78	21,521	197
Other commercial mortgage-backed securities	3,924	88	-	-	3,924	88
Other asset-backed securities	-	-	-	-	-	-
Municipal securities	-	-	-	-	-	-
Total available-for-sale securities	$22,056	207	3,389	78	25,445	285

As of March 31, 2018, the Company did not consider any securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three-month periods ended March 31, 2018 and 2017.

During the three-month period ended March 31, 2018, the Company sold seventy-five debt securities that it acquired in connection with the acquisition of FirstAtlantic Financial Holdings, Inc. (“FirstAtlantic”), resulting in net proceeds of $81,270,000, and did not realize a gain or loss on the sale. In addition to these sales, during the three months ended March 31, 2018, the Company sold nine debt securities from its legacy portfolio for total proceeds of $8,907,000 and realized a gross gain of $191,000.

The amortized cost and estimated fair value of debt securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal securities and U.S. government agencies:
0 to 5 years	$-	-	-	-
5 to 10 years	760	761	750	740
Over 10 years	5,367	5,487	20,491	20,368
Residential and other mortgage-backed securities and other asset-backed securities	139,875	138,237	4,142	4,074
Total	$146,002	144,485	25,383	25,182

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at March 31, 2018 and December 31, 2017 are summarized as follows.

	March 31, 2018	December 31, 2017
Commercial, financial and agricultural	$316,790	287,659
Factored commercial receivables	136,194	118,710
Real estate - mortgage	1,741,277	1,475,004
Real estate - construction	257,303	231,030
Consumer	29,636	26,314
	2,481,200	2,138,717
Less: Unearned fees	(616)	(659)
Total loans	2,480,584	2,138,058
Allowance for loan losses	(15,839)	(14,985)
Total net loans	$2,464,745	2,123,073

At March 31, 2018, the outstanding principal balance and carrying value of purchased credit impaired (“PCI”) loans accounted for under Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $40.3 million and $29.4 million, respectively. At December 31, 2017, the outstanding principal balance and carrying value of PCI loans were $34.7 million and $25.7 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	For the Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$703	375
Acquisition of FirstAtlantic	236	-
Acquisition of Private Bancshares, Inc.	-	462
Accretion	(1,202)	(213)
Reclassification from nonaccretable difference	3,088	185
Balance at period end	$2,825	809

The Company makes loans and extensions of credit to individuals and a variety of businesses located in its market areas. Through Corporate Billing, the Company also purchases receivables predominantly from transportation companies and automotive parts and service providers nationwide and occasionally purchases receivables from manufacturing and other types of companies. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon prevailing conditions in the real estate market. Portfolio segments utilized by the Company are identified below. Relevant risk characteristics for these portfolio segments generally include (1) debt service coverage, loan-to-value ratios and financial performance, for non-consumer loans, and (2) credit scores, debt-to-income ratios, collateral type and loan-to-value ratios, for consumer loans.

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

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Three Months ended March 31, 2018	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$2,511	600	9,845	1,884	145	-	14,985
Provisions charged to operating expense	59	403	599	252	5	-	1,318
Loans charged off	(27)	(1,024)	(30)	-	(16)	-	(1,097)
Recoveries	10	621	-	-	2	-	633
Balance, March 31, 2018	$2,553	600	10,414	2,136	136	-	15,839

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	2,553	600	10,414	2,136	136	-	15,839
Total allowance for loan losses	$2,553	600	10,414	2,136	136	-	15,839
Loans:
Individually evaluated for impairment	$30	-	299	-	39	-	368
Collectively evaluated for impairment	316,063	136,194	1,716,561	255,601	29,054	-	2,453,473
Acquired loans with deteriorated credit quality	697	-	24,417	1,702	543	-	27,359
Total loans	$316,790	136,194	1,741,277	257,303	29,636	-	2,481,200

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Three Months Ended March 31, 2017	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$1,588	500	8,465	1,369	191	-	12,113
Provisions charged to operating expense	(455)	82	77	439	13	-	156
Loans charged off	(1)	(630)	-	-	(30)	-	(661)
Recoveries	403	548	4	-	2	-	957
Balance, March 31, 2017	$1,535	500	8,546	1,808	176	-	12,565

Ending balance, individually evaluated for impairment	$-	-	44	-	-	-	44
Ending balance, collectively evaluated for impairment	1,535	500	8,502	1,808	176	-	12,521
Total allowance for loan losses	$1,535	500	8,546	1,808	176	-	12,565
Loans:
Individually evaluated for impairment	$-	-	179	-	26	-	205
Collectively evaluated for impairment	215,842	99,317	1,224,828	233,136	22,052	-	1,795,175
Acquired loans with deteriorated credit quality	629	-	17,423	1,725	235	-	20,012
Total loans	$216,471	99,317	1,242,430	234,861	22,313	-	1,815,392

The Company individually evaluates for impairment all loans that are on non-accrual status. Additionally, any troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral-dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans generally are applied as a reduction of the outstanding principal balance. During the three-month periods ended March 31, 2018 and 2017, the Company did not modify any loans in a manner that would be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of March 31, 2018 and December 31, 2017. The purchased credit-impaired loans are not included in these tables because they are recorded at fair value at acquisition and there has been no further indication of credit deterioration that would require an additional provision.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
March 31, 2018	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$30	30	-	15
Factored commercial receivables	-	-	-	-
Real estate - mortgage	299	322	-	221
Real estate - construction	-	-	-	-
Consumer	39	40	-	20
Total	$368	392	-	256

Impaired loans with related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	-
Real estate - construction	-	-	-	-
Consumer	-	-	-	21
Total	$-	-	-	21

Total impaired loans:
Commercial, financial and agricultural	$30	30	-	15
Factored commercial receivables	-	-	-	-
Real estate - mortgage	299	322	-	221
Real estate - construction	-	-	-	-
Consumer	39	40	-	41
Total	$368	392	-	277

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2017	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	142	143	-	131
Real estate - construction	-	-	-	-
Consumer	-	-	-	14
Total	$142	143	-	145

Impaired loans with related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	9
Real estate - construction	-	-	-	-
Consumer	41	41	24	8
Total	$41	41	24	17

Total impaired loans:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	142	143	-	140
Real estate - construction	-	-	-	-
Consumer	41	41	24	22
Total	$183	184	24	162

For the three months ended March 31, 2018 and 2017, the Company did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of March 31, 2018 and December 31, 2017, by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For Corporate Billing’s factored receivables, which are commercial trade credits rather than promissory notes, our practice, in most cases, is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, in which case the invoice is charged against the allowance for loan losses. PCI loans are excluded from the past due balances in the table below and are presented in the table below in total by class of loan. All loans, whether acquired or non-acquired, are included in the non-accrual balances.

	30-59 Days	60-89 Days	> 90 Days	Total
March 31, 2018	Past Due	Past Due	Past Due	Past Due	Current	PCI Loans	Total	Non-accrual
Commercial, financial and agricultural	$154	-	30	184	315,909	697	316,790	30
Factored commercial receivables	10,528	2,507	723	13,758	122,436	-	136,194	-
Real estate - mortgage	880	286	314	1,480	1,713,380	26,417	1,741,277	2,632
Real estate - construction	-	-	-	-	255,602	1,701	257,303	71
Consumer	8	39	9	56	29,036	544	29,636	46
Total	$11,570	2,832	1,076	15,478	2,436,363	29,359	2,481,200	2,779

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2017	Past Due	Past Due	Past Due	Past Due	Current	PCI Loans	Total	Non-accrual
Commercial, financial and agricultural	$137	29	-	166	286,693	800	287,659	-
Factored commercial receivables	10,035	1,779	677	12,491	106,219	-	118,710	-
Real estate - mortgage	1,342	546	103	1,991	1,449,328	23,685	1,475,004	2,594
Real estate - construction	-	-	-	-	230,385	645	231,030	76
Consumer	13	40	9	62	25,686	566	26,314	52
Total	$11,527	2,394	789	14,710	2,098,311	25,696	2,138,717	2,722

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are assigned a “Pass” rating. As of March 31, 2018 and December 31, 2017, based on the most recent analysis performed, the risk category of loans by class of loans was as presented in the following table. This table includes all loans, whether acquired or non-acquired.

March 31, 2018	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$312,835	3,100	855	-	316,790
Factored commercial receivables	136,194	-	-	-	136,194
Real estate - mortgage	1,720,317	3,626	16,624	710	1,741,277
Real estate - construction	254,648	1,485	1,170	-	257,303
Consumer	29,358	82	189	7	29,636
Total	$2,453,352	8,293	18,838	717	2,481,200

December 31, 2017	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$279,592	1,278	6,789	-	287,659
Factored commercial receivables	118,710	-	-	-	118,710
Real estate - mortgage	1,460,112	5,465	8,580	847	1,475,004
Real estate - construction	229,711	102	710	507	231,030
Consumer	26,213	2	99	-	26,314
Total	$2,114,338	6,847	16,178	1,354	2,138,717

The March 31, 2018 totals above include the loans acquired in the FirstAtlantic acquisition using risk ratings assigned during the due diligence process. These initial risk ratings were revised as necessary as of March 31, 2018.

The following tables present a rollforward of the acquired loans and a summary of the changes in the accretable discount and non-accretable difference, by acquisition, for the three months ended March 31, 2018 and 2017.

March 31, 2018	United	Reunion	Private Bancshares	Patriot Bank	FirstAtlantic
Acquired Loan Balance	(2014 Acquisition)	(2015 Acquisition)	(2017 Acquisition)	(2017 Acquisition)	(2018 Acquisition)	Total
Balance, beginning of period	$73,254	189,811	181,780	119,127	-	563,972
Additions due to acquisitions	-	-	-	-	303,831	303,831
Charge-offs	(16)	-	-	-	(27)	(43)
Accretion	279	491	816	178	608	2,372
Other net change in balances	(5,409)	(9,453)	(24,713)	(1,429)	(16,213)	(57,217)
Balance, end of period	$68,108	180,849	157,883	117,876	288,199	812,915

Accretable Discount
Balance, beginning of period	$703	961	1,921	1,519	-	5,104
Additions due to acquisitions	-	-	-	-	5,734	5,734
Charge-offs, other net changes in balance	-	-	-	-	-	-
Accretion	(303)	(491)	(816)	(178)	(608)	(2,396)
Reclassifications from non-accretable	578	1,424	815	232	78	3,127
Balance, end of period	$978	1,894	1,920	1,573	5,204	11,569

Non-accretable difference
Balance, beginning of period	$1,153	3,394	2,289	1,512	-	8,348
Additions due to acquisitions	-	-	-	-	2,953	2,953
Charge-offs, other net changes in balance	(4)	-	-	-	-	(4)
Reclassifications to accretable	(578)	(1,424)	(815)	(232)	(78)	(3,127)
Balance, end of period	$571	1,970	1,474	1,280	2,875	8,170

Total discount on acquired loans at end of period	$1,549	$3,864	$3,394	$2,853	$8,079	$19,739

March 31, 2017	United	Reunion	Private Bancshares
Acquired Loan Balance	(2014 Acquisition)	(2015 Acquisition)	(2017 Acquisition)	Total
Balance, beginning of period	$97,945	227,429	-	325,374
Additions due to acquisitions	-	-	260,034	260,034
Charge-offs	(30)	-	-	(30)
Accretion	163	275	522	960
Other net change in balances	(3,744)	(6,677)	(14,396)	(24,817)
Balance, end of period	$94,334	221,027	246,160	561,521

Accretable Discount
Balance, beginning of period	$1,237	1,699	-	2,936
Additions due to acquisitions	-	-	3,588	3,588
Charge-offs, other net changes in balance	(5)	-	-	(5)
Accretion	(163)	(275)	(522)	(960)
Reclassifications from non-accretable	25	70	90	185
Balance, end of period	$1,094	1,494	3,156	5,744

Non-accretable difference
Balance, beginning of period	$1,452	3,516	-	4,968
Additions due to acquisitions	-	-	3,637	3,637
Charge-offs, other net changes in balance	-	-	-	-
Reclassifications to accretable	(25)	(70)	(90)	(185)
Balance, end of period	$1,427	3,446	3,547	8,420

Total discount on acquired loans at end of period	$2,521	$4,940	$6,703	$14,164

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired, and a specific reserve in the allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2018 and December 31, 2017, impaired loans were evaluated based on the fair value of the collateral.  Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Although the Company has determined that a majority of the inputs used to value its derivatives falls within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company or the counterparty. However, as of March 31, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustment was not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

March 31, 2018	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	3,047	-	3,047
Residential mortgage-backed securities	-	98,359	-	98,359
Other commercial mortgage-backed securities	-	3,865	-	3,865
Municipal securities	-	3,201	-	3,201
Other asset-backed securities	-	36,013	-	36,013
Total investment securities available-for-sale	$-	144,485	-	144,485
Mortgage loans held-for-sale	$-	21,077	-	21,077
Derivative assets	$-	1,445	-	1,445
Derivative liabilities	$-	734	-	734

December 31, 2017	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	3,264	-	3,264
Residential mortgage-backed securities	-	39,244	-	39,244
Other commercial mortgage-backed securities	-	3,924	-	3,924
Municipal securities	-	3,265	-	3,265
Other asset-backed securities	-	36,137	-	36,137
Total investment securities available-for-sale	-	85,834	-	85,834
Mortgage loans held-for-sale	$-	29,191	-	29,191
Derivative assets	$-	720	-	720
Derivative liabilities	$-	352	-	352

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2018 and December 31, 2017.

March 31, 2018	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	999	999
Non-accrual loans	-	-	2,779	2,779

December 31, 2017	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	1,094	1,094
Non-accrual loans	-	-	2,698	2,698

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 were as follows:

	Carrying	Estimated Fair Value
March 31, 2018	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$132,825	132,825	-	-
Investment securities held-to-maturity	25,383	-	25,182	-
Investment securities available-for-sale	144,485	-	144,485	-
Other investments	12,021	-	12,021	-
Loans, net	2,464,745	-	2,450,253	2,779
Mortgage loans held-for-sale	21,077	-	21,077	-
Bank-owned life insurance	42,142	-	42,142	-
Derivative assets	1,445	-	1,445	-

Liabilities:
Deposits	2,551,517	-	2,376,078	-
Federal Home Loan Bank advances and other borrowings	7,000	-	7,048	-
Subordinated debt	24,567	-	23,710	-
Derivative liabilities	734	-	734	-

	Carrying	Estimated Fair Value
December 31, 2017	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$235,288	235,288	-	-
Investment securities held-to-maturity	25,562	-	25,932	-
Investment securities available-for-sale	85,834	-	85,834	-
Other investments	11,350	-	11,350	-
Loans, net	2,123,073	-	2,117,065	2,698
Mortgage loans held-for-sale	29,191	-	29,191	-
Bank-owned life insurance	31,584	-	31,584	-
Derivative assets	720	-	720	-

Liabilities:
Deposits	2,285,831	-	2,156,600	-
Federal Home Loan Bank advances	7,000	-	7,089	-
Subordinated debt	24,553	-	23,709	-
Derivative liabilities	352	-	352	-

The inputs used to determine the fair value of other real estate include market conditions, estimated holding period, underlying collateral characteristics and discount rates. The inputs used to determine the fair value of impaired loans include market conditions, loan term, estimated holding period, underlying collateral characteristics and discount rates.

For the three months ended March 31, 2018, there were no changes in the methods and significant inputs used to estimate fair value.

The following table shows the significant unobservable inputs used in the fair value measurement of Level 3 assets.

March 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts			Weighted Average Discounts
Other real estate	$999	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	37%	-	57%	55%
Non-accrual loans	2,779	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	29%

December 31, 2017
Other real estate	$1,094	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	9%	-	57%	48%
Non-accrual loans	2,698	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	33%

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

	Retail and
	Commercial	Mortgage	Receivables	Elimination
	Banking	Division (1)	Factoring	Entries (2)	Total
For the Three Months Ended March 31, 2018
Interest income	$32,836	208	4,352	(1,076)	36,320
Interest expense	3,307	113	1,076	(1,076)	3,420
Net interest income	29,529	95	3,276	-	32,900
Provision for loan and lease losses	915	-	403	-	1,318
Noninterest income	2,395	2,582	7	-	4,984
Noninterest expense	19,390	2,902	1,959	-	24,251
Net earnings before tax and noncontrolling interest	11,619	(225)	921	-	12,315
Income tax expense	2,600	(57)	233	-	2,776
Noncontrolling interest	-	-	(456)	-	(456)
Net earnings attributable to National Commerce Corporation	$9,019	(168)	232	-	9,083

Total assets as of March 31, 2018	$3,056,195	21,077	154,368	(117,874)	3,113,766

For the Three Months Ended March 31, 2017
Interest income	$21,961	222	3,427	(711)	24,899
Interest expense	2,374	95	711	(711)	2,469
Net interest income	19,587	127	2,716	-	22,430
Provision for loan and lease losses	74	-	82	-	156
Noninterest income	1,926	3,476	38	-	5,440
Noninterest expense	13,336	3,628	1,497	-	18,461
Net earnings before tax and noncontrolling interest	8,103	(25)	1,175	-	9,253
Income tax expense	2,592	(10)	259	-	2,841
Noncontrolling interest	-	-	(493)	-	(493)
Net earnings attributable to National Commerce Corporation	$5,511	(15)	423	-	5,919

Total assets as of March 31, 2017	$2,393,681	19,517	118,461	(86,510)	2,445,149

(1)	Noninterest income for the mortgage division segment includes intercompany income allocation.
(2)

Entry to remove intercompany interest allocated to the receivables factoring segment. For segment reporting purposes, the Company allocates funding costs to the receivables factoring segment at the federal funds rate plus 2.50%.

Note 8 – Goodwill and Intangibles

Changes to the carrying amount of goodwill for the three months ended March 31, 2018 are provided in the following table.

Balance, December 31, 2017	$113,394
Adjustments to goodwill	37
Acquisition of FirstAtlantic Financial Holdings, Inc.	50,826
Balance, March 31, 2018	$164,257

The adjustments to goodwill made during the three months ended March 31, 2018 resulted from the acquisition of FirstAtlantic on January 1, 2018 and a $37,000 adjustment related to the Patriot Bank acquisition. For additional information on the FirstAtlantic acquisition, see Note 10 to the Unaudited Consolidated Financial Statements.

In addition to the goodwill recorded for FirstAtlantic, the Company recorded a core deposit intangible asset of $6,251,000. The core deposit intangible asset will be amortized using an accelerated method over seven years. The aggregate amount of amortization expense for intangible assets during the three months ended March 31, 2018 and 2017 was $739,000 and $348,000, respectively.

A summary of core deposit intangible assets as of March 31, 2018 and December 31, 2017 is as follows.

	March 31, 2018	December 31, 2017
Gross carrying amount	$13,444	7,193
Less: accumulated amortization	(3,476)	(2,738)
Net carrying amount	$9,968	4,455

Note 9 – Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), the FHLB and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At March 31, 2018 and December 31, 2017, the Company’s reserve requirements (net of vault cash) were approximately $14,645,000 and $16,452,000, respectively.

Note 10 – Acquisition

Effective January 1, 2018, the Company completed its merger with FirstAtlantic Financial Holdings, Inc. (“FirstAtlantic”). FirstAtlantic was the parent company of FirstAtlantic Bank, headquartered in Jacksonville, Florida, and was merged with and into NCC. Simultaneously with the holding company merger, FirstAtlantic Bank merged with and into NBC, but NBC continues to operate the former offices of FirstAtlantic Bank under the trade name “FirstAtlantic Bank, a division of National Bank of Commerce.”

At the effective time of the merger, each share of common stock of FirstAtlantic issued and outstanding was converted into the right to receive 0.44 shares of NCC common stock and cash in the amount of $17.25. The Company paid approximately $12,802,000 in cash and issued 2,393,382 shares of NCC common stock for the issued and outstanding shares of FirstAtlantic common stock.

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

The following table presents the assets acquired and liabilities assumed of FirstAtlantic as of January 1, 2018 at their initial fair value estimates:

	As Recorded By	Fair Value		As Recorded
	FirstAtlantic	Adjustments		By the Company
Cash and cash equivalents	$16,264	-		16,264
Investment securities	83,761	(2,491)	a	81,270
Other investments	393	-		393
Loans	310,636	(8,687)	b	303,831
		1,882	c
Allowance for loan losses	2,614	(2,614)	d	-
Net loans	308,022	(4,191)		303,831
Premises and equipment, net	13,688	(162)	e	13,526
Core deposit intangible	-	6,251	f	6,251
Existing intangible assets	2,188	(2,188)	g	-
Bank-owned life insurance	10,273	-		10,273
Other real estate and repossessions	365	(127)	h	238
Other assets	5,738	836	i	6,574
Total assets	$440,692	(2,072)		438,620

Noninterest-bearing deposits	$113,964	-		113,964
Interest-bearing deposits	259,864	457	j	260,321
Total deposits	373,828	457		374,285

Other liabilities	4,557	650	k	5,207
Total liabilities	378,385	1,107		379,492

Net identifiable assets acquired over liabilities assumed	62,307	(3,179)		59,128

Goodwill	-	50,826		50,826

Net assets acquired over liabilities assumed	$62,307	47,647		109,954

Consideration:

Shares of common stock issued		2,393,382
Estimated value per share of the Company's stock		$40.25

Fair value of Company stock issued		96,334
Cash paid for shares and in lieu of fractional shares		12,802
Cash paid for stock options		425
Value of assumed stock warrants		393

Fair value of total consideration transferred		$109,954

Explanation of fair value adjustments

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment to remove loan marks from prior acquisition.
d.	Adjustment reflects the elimination of FirstAtlantic’s allowance for loan losses.
e.	Adjustment reflects the write-off of certain fixed assets.
f.	Adjustment reflects the recording of core deposit intangible asset.
g.	Adjustment to remove intangible assets from FirstAtlantic’s balance sheet from prior acquisition.
h.	Adjustment reflects the fair value adjustments of other real estate.
i.	Adjustment to record the deferred tax asset created by purchase adjustments.
j.	Adjustment reflects the fair value adjustment to time deposit accounts.
k.	Adjustment to reflect unrecorded liabilities.

The discounts on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

The following unaudited supplemental pro forma information is presented to show estimated results assuming FirstAtlantic and Patriot Bank were acquired as of January 1, 2017. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisitions as of January 1, 2017 and should not be considered as representative of future operating results. Pro forma information for 2018 is not necessary because FirstAtlantic and Patriot Bank are included in the Company’s results for the entire three months ended March 31, 2018.

For the Three Months Ended
Performance Measures (pro forma, unaudited)	March 31, 2017
Net interest income	$28,605
Net earnings	$7,061
Diluted earnings per common share	$0.43

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

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. As of March 31, 2018 and December 31, 2017, the approximate fair values and notional amounts of the Company’s derivative instruments, as well as their location on the consolidated balance sheet, were as follows.

	Balance Sheet		Notional
March 31, 2018	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Assets	$49	13,903
Interest rate swaps with customers	Other Assets	$727	42,530
Reciprocal interest rate swaps	Other Liabilities	$(727)	42,530
Forward commitment to sell mortgage-backed securities	Other Liabilities	$(7)	32,000
Interest rate lock commitments on residential mortgages	Other Assets	$669	39,905

	Balance Sheet		Notional
December 31, 2017	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(108)	15,121
Interest rate swaps with customers	Other Assets	$192	42,832
Reciprocal interest rate swaps	Other Liabilities	$(192)	42,832
Forward commitment to sell mortgage-backed securities	Other Liabilities	$(52)	24,500
Interest rate lock commitments on residential mortgages	Other Assets	$528	30,146

During the three months ended March 31, 2018, the Company recognized a loss of approximately $7,000 related to the ineffective portion of derivatives designated as fair value hedges. The gains and losses are included in other income in the consolidated statements of earnings.

Note 12 – Pending Mergers and Subsequent Events

On March 20, 2018, the Company announced the signing of a definitive agreement providing for the merger of Premier Community Bank of Florida (“Premier”), headquartered in Bradenton, Florida, with and into NBC. Subsequent to the merger, NBC intends to operate the former offices of Premier as branch offices of NBC under the trade name “Premier Community Bank of Florida, a division of National Bank of Commerce.” Under the terms of the definitive agreement, each share of Premier common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.4218 shares of NCC common stock and $0.93 in cash, without interest. Outstanding options to purchase Premier common stock will be assumed by NCC and become options to purchase NCC common stock, with the exercise price and number of shares underlying the options adjusted according to a conversion ratio of 0.4440. The transaction is subject to a number of customary closing conditions, including the receipt of all required regulatory approvals and the approval of the merger by Premier’s shareholders.

On April 24, 2018, the Company announced the signing of a definitive agreement providing for the merger of Landmark Bancshares, Inc. (“Landmark”), the parent company of First Landmark Bank, headquartered in Marietta, Georgia, with and into NCC. Simultaneously with the holding company merger, First Landmark Bank will merge with and into NBC, but NBC intends to operate the former offices of First Landmark Bank as branch offices of NBC under the trade name “First Landmark Bank, a division of National Bank of Commerce.” Under the terms of the definitive agreement, each share of Landmark common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.5961 shares of NCC common stock and $1.33 in cash, without interest. Outstanding options to purchase Landmark common stock will be assumed by NCC and become options to purchase NCC common stock, with the exercise price and number of shares underlying the options adjusted according to a conversion ratio of 0.6275. The transaction is subject to a number of customary closing conditions, including the receipt of all required regulatory approvals and the approval of the merger by Landmark’s shareholders.

Note 13 – Recently Issued Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities.  This ASU simplifies and expands the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplifies the application of Topic 815, Derivatives and Hedging, through targeted improvements in key practice areas.  This includes expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships.  In addition, the ASU prescribes how hedging results should be presented and requires incremental disclosures.  These changes are intended to allow preparers more flexibility and to enhance the transparency of how hedging results are presented and disclosed.  Further, the ASU provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings in the current period.  The ASU is effective for years beginning after December 15, 2018, and interim periods within those years.  The Company does not expect the impact of adoption of this ASU to be material.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (Topic 606). The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date. This ASU deferred the effective date of ASU 2014-09, Revenue From Contracts With Customers (Topic 606), by one year. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company’s revenue has been more significantly weighted towards net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income has not been as significant. The Company is continuing to assess its revenue streams and reviewing its contracts with customers that are potentially affected by the new guidance, including fees on deposits and gains and losses on the sale of other real estate owned to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. However, the Company’s revenue recognition pattern for these revenue streams is not expected to change materially from current practice. In addition, the Company continues to follow implementation issues specific to financial institutions, which are still under discussion by the FASB’s Transition Resource Group. The Company adopted the ASU on January 1, 2018 utilizing the modified retrospective approach and the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company leases some of its banking offices under lease agreements that it classifies as operating leases. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements and based on preliminary estimates expects to record a right-of-use lease asset and a lease liability of approximately $9.4 million. Additionally, the inclusion of these right-of-use lease assets in the Company’s balance sheet is expected to impact total risk-weighted assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed in our 2017 Annual Report on Form 10-K under “Part I, Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties.

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

Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through seven full-service banking offices in Alabama, twenty-two full-service banking offices in Florida, and two full-service banking offices in the Atlanta, Georgia metro area. We also own a 70% equity interest in CBI Holding Company, LLC (”CBI”), which owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services primarily to transportation companies and automotive parts and service providers throughout the United States and parts of Canada.

Overview of First Quarter 2018 Results

Net income was $9.1 million in the first quarter ended March 31, 2018, compared to $5.9 million during the first quarter of 2017. Several important measures from the 2018 first quarter include:

●	Net interest margin (taxable equivalent) of 4.80%, compared to 4.18% for the first quarter of 2017.
●	Return on average assets of 1.18%, compared to 1.00% for the first quarter of 2017.
●

First quarter 2018 loan growth (excluding mortgage loans held-for-sale and loans acquired in our acquisition of FirstAtlantic Financial Holdings, Inc. (“FirstAtlantic”) in January 2018 totaling $303.8 million) of $38.7 million, representing a 7.3% annualized growth rate. Excluding factoring receivables, loans grew $21.2 million, representing a 4.3% annualized growth rate.

●	Decrease in deposits of $108.6 million (excluding deposits assumed in our acquisition of FirstAtlantic in January 2018 totaling $374.3 million).
●	$114.9 million in mortgage production, compared to $130.9 million for the first quarter of 2017.
●	$283.0 million in purchased volume in the factoring division, compared to $253.6 million for the first quarter of 2017.
●	Annualized net charge-offs of 0.08%, compared to 0.07% in net recoveries for the first quarter of 2017.
●	A provision for loan losses of $1.3 million, compared to $156 thousand for the first quarter of 2017.
●	Ending book value per share of $29.35.
●	The successful completion of the FirstAtlantic acquisition on January 1, 2018.

First Quarter 2018 Acquisition

FirstAtlantic Financial Holdings, Inc.

On January 1, 2018, the Company closed the previously announced merger of FirstAtlantic, the parent company of FirstAtlantic Bank, headquartered in Jacksonville, Florida, with and into NCC. Simultaneously with the holding company merger, FirstAtlantic Bank merged with and into NBC, but NBC continues to operate the former offices of FirstAtlantic Bank as branch offices of NBC under the trade name “FirstAtlantic Bank, a division of National Bank of Commerce.”

In connection with the merger, each share of common stock of FirstAtlantic issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.44 shares of NCC common stock and cash in the amount of $17.25. NCC paid approximately $12,802,000 in cash and issued 2,393,382 shares of common stock in exchange for all of the issued and outstanding shares of FirstAtlantic common stock at the effective time of the merger. See Note 10 to the Unaudited Consolidated Financial Statements for more information on the acquisition.

Pending Acquisitions

Premier Community Bank of Florida

On March 20, 2018, the Company announced the signing of a definitive agreement providing for the merger of Premier Community Bank of Florida (“Premier”), headquartered in Bradenton, Florida, with and into NBC. Subsequent to the merger, NBC intends to operate the former offices of Premier as branch offices of NBC under the trade name “Premier Community Bank of Florida, a division of National Bank of Commerce.” Under the terms of the definitive agreement, each share of Premier common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.4218 shares of NCC common stock and $0.93 in cash, without interest. Outstanding options to purchase Premier common stock will be assumed by NCC and become options to purchase NCC common stock, with the exercise price and number of shares underlying the options adjusted according to a conversion ratio of 0.4440. The transaction is subject to a number of customary closing conditions, including the receipt of all required regulatory approvals and the approval of the merger by Premier’s shareholders.

Landmark Bancshares, Inc.

On April 24, 2018, the Company announced the signing of a definitive agreement providing for the merger of Landmark Bancshares, Inc. (‘Landmark”), the parent company of First Landmark Bank, headquartered in Marietta, Georgia, with and into NCC. Simultaneously with the holding company merger, First Landmark Bank will merge with and into NBC, but NBC intends to operate the former offices of First Landmark Bank as branch offices of NBC under the trade name “First Landmark Bank, a division of National Bank of Commerce.” Under the terms of the definitive agreement, each share of Landmark common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.5961 shares of NCC common stock and $1.33 in cash, without interest. Outstanding options to purchase Landmark common stock will be assumed by NCC and become options to purchase NCC common stock, with the exercise price and number of shares underlying the options adjusted according to a conversion ratio of 0.6275. The transaction is subject to a number of customary closing conditions, including the receipt of all required regulatory approvals and the approval of the merger by Landmark’s shareholders.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to NCC’s audited consolidated financial statements for the year ended December 31, 2017, which are contained in our Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant degree of judgment about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the creditworthiness of borrowers and the estimated value of underlying collateral, assumptions about cash flow, determinations of loss factors for estimating credit losses and judgments regarding the impact of current events, conditions and other factors affecting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we ultimately realize may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional, national and global economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to NCC’s consolidated financial statements for the year ended December 31, 2017, which are contained in our Annual Report on Form 10-K, and elsewhere in this report under the section “Allowance for Loan Losses and Provision for Loan Losses.”

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

Business Combinations

Assets purchased and liabilities assumed in a business combination are recorded at their respective fair values. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of the purchased assets or assumed liabilities. On the date of acquisition, when the loans exhibit evidence of credit deterioration since origination and it is probable that we will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as non-accretable difference. We must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows generally will result in a provision for loan losses. Subsequent increases in cash flows generally will result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield, which will have a positive impact on interest income. Purchased loans without evidence of credit deterioration are recorded in the same manner.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following is a narrative discussion and analysis of significant changes in our results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Net Income

During the three months ended March 31, 2018, our net income was $9.1 million, compared to $5.9 million for the three months ended March 31, 2017, an increase of 53.5%. Our results of operations for the three months ended March 31, 2018 included the results of FirstAtlantic and Patriot Bank, which we acquired on January 1, 2018 and August 31, 2017, respectively, and, therefore, their results are not included in our results of operations for three months ended March 31, 2017.

The primary reason for the increase in net income for the three months ended March 31, 2018 compared to the same period of 2017 was an increase in our net interest income. During the three months ended March 31, 2018, net interest income was $32.9 million, an increase of $10.5 million, or 46.7%, compared to the three months ended March 31, 2017. This increase was a result of higher levels of loan volume and other earning assets from organic growth and the acquisitions of FirstAtlantic and Patriot Bank.

The increase in net interest income was partially offset by a reduction in noninterest income and an increase in the loan loss provision and other noninterest expense. Total noninterest income during the three months ended March 31, 2018 was $5.0 million, a decrease of $456 thousand compared to the three months ended March 31, 2017. The primary reason for the overall decrease in noninterest income was a reduction in revenue from the mortgage division. During the three months ended March 31, 2018, mortgage origination and fee income was $1.9 million, a decrease of $1.3 million compared to the three months ended March 31, 2017. The provision for loan losses during the three months ended March 31, 2018 was $1.3 million, compared to $156 thousand during the three months ended March 31, 2017.

Total noninterest expense during the three months ended March 31, 2018 was $24.3 million, an increase of $5.8 million, or 31.4%, compared to the three months ended March 31, 2017. This increase was primarily a result of the addition of the operating expenses of FirstAtlantic and Patriot Bank and costs associated with the growth of the Company. FirstAtlantic and Patriot Bank were not included in our results of operations for the three months ended March 31, 2017.

The largest contributors to the changes in our net interest income, noninterest income and noninterest expense for the three months ended March 31, 2018 compared to the same period of 2017 were the additional revenues and expenses of FirstAtlantic and Patriot Bank, which we acquired on January 1, 2018 and August 31, 2017, respectively. The following table details the contributions of FirstAtlantic and Patriot Bank to selected consolidated totals for the three months ended March 31, 2018.

	For The Three Months Ended March 31, 2018
	FirstAtlantic	Patriot Bank	Total
Net interest income	$4,096	1,742	5,838
Noninterest income	$456	35	491
Noninterest expense (1)	$2,750	771	3,521

(1) Excludes merger-related expense of $2.4 million at FirstAtlantic.

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

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Three Months Ended
(Dollars in thousands)	March 31, 2018			March 31, 2017
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans (1)	$2,451,352	$34,220	5.66%	$1,793,241	$23,377	5.29%
Mortgage loans held-for-sale	17,402	208	4.85	21,809	222	4.13
Securities:
Taxable securities	152,748	1,170	3.11	88,062	571	2.63
Tax-exempt securities (1)	25,169	252	4.06	25,824	317	4.98
Cash balances in other banks	138,358	529	1.55	258,672	535	0.84
Funds sold	2,946	10	1.38	-	-	0.00
Total interest-earning assets	2,787,975	$36,389	5.29	2,187,608	$25,022	4.64
Noninterest-earning assets	328,605			220,006
Total assets	$3,116,580			$2,407,614

Liabilities and shareholders' equity
Interest-bearing transaction accounts	$423,537	$322	0.31%	$332,361	$217	0.26%
Savings and money market deposits	1,038,751	1,816	0.71	804,537	1,096	0.55
Time deposits	327,011	823	1.02	306,404	697	0.92
Federal Home Loan Bank advances and other borrowed money	7,200	71	4.00	9,016	71	3.19
Subordinated debt	24,560	388	6.41	24,507	388	6.42
Total interest-bearing liabilities	1,821,059	$3,420	0.76	1,476,825	$2,469	0.68
Noninterest-bearing deposits	772,358			600,897
Total funding sources	2,593,417			2,077,722
Noninterest-bearing liabilities	22,262			16,921
Shareholders' equity	500,901			312,971
Total liabilities and shareholders' equity	$3,116,580			$2,407,614
Net interest rate spread			4.53%			3.96%
Net interest income/margin (taxable equivalent)		32,969	4.80%		22,553	4.18%
Tax equivalent adjustment		69			123
Net interest income/margin		$32,900	4.79%		$22,430	4.16%

(1) Yields on tax-exempt loans and securities have been computed on a tax-equivalent basis using an income tax rate of 25.25% and 37% for the three-month periods       ended March 31, 2018 and 2017, respectively.

Net interest income increased by $10.5 million, or 46.7%, to $32.9 million for the three months ended March 31, 2018, compared to $22.4 million for the same period of 2017. The increase was due to an increase in interest income of $11.4 million, resulting from higher levels of loan volume from organic growth and the acquisitions of FirstAtlantic and Patriot Bank. This increase in interest income was partially offset by a $951 thousand increase in interest expense due to higher levels of interest-bearing liabilities from organic growth and the acquisitions of FirstAtlantic and Patriot Bank and higher rates on deposit accounts. The increase in interest income was primarily due to a 36.7% increase in average loans outstanding for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The resulting net interest margin for the three months ended March 31, 2018 was 4.79%, compared to 4.16% for the three months ended March 31, 2017.

Interest-earning assets averaged $2.8 billion for the three months ended March 31, 2018, compared to $2.2 billion for the three months ended March 31, 2017, an increase of $600.4 million, or 27.4%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased 0.65%, to 5.29% for the three months ended March 31, 2018, compared to 4.64% for the three months ended March 31, 2017. During the three months ended March 31, 2018, the loan yield was 5.66%, compared to 5.29% during the three months ended March 31, 2017. The increase in loan yield was attributable to recent increases in short-term interest rate indices, such as the prime rate and 30-day LIBOR and increased accretion on our acquired loan portfolios due to early pay-offs, resolution of problem credits and higher balances of acquired loans with associated accretable discounts due to the FirstAtlantic and Patriot Bank acquisitions. FirstAtlantic and Patriot Bank contributed average loan balances of $301.4 million and $135.0 million, respectively, during the three months ended March 31, 2018.

Interest-bearing liabilities averaged $1.8 billion for the three months ended March 31, 2018, compared to $1.5 billion for the three months ended March 31, 2017, an increase of $344.2 million, or 23.3%. The rate on total interest-bearing liabilities was 0.76% for the three months ended March 31, 2018, compared to 0.68% for the three months ended March 31, 2017. The increase in average deposits was due primarily to the inclusion of FirstAtlantic’s and Patriot Bank’s deposits in our results for the three months ended March 31, 2018. Interest-bearing liability costs increased due to increased rates on deposit accounts, primarily as a result of the effect of increases in short-term rate indices, such as the prime rate, and some resultant competitive pricing pressure in certain account types. FirstAtlantic and Patriot Bank contributed average interest-bearing deposit balances of $263.3 million and $85.8 million, respectively, during the three months ended March 31, 2018.

Average noninterest-bearing deposits increased to $772.4 million during the three months ended March 31, 2018, representing an increase of $171.5 million compared to the three months ended March 31, 2017.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2018 vs. 2017
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$9,089	$1,754	$10,843
Mortgage loans held-for-sale	(49)	35	(14)
Securities:
Taxable securities	480	119	599
Tax-exempt securities	(8)	(57)	(65)
Cash balances in other banks	(324)	318	(6)
Funds sold	10	-	10
Total interest-earning assets	$9,198	$2,169	$11,367

Interest-bearing liabilities
Interest-bearing transaction accounts	$65	$40	$105
Savings and money market deposits	364	356	720
Time deposits	49	77	126
Federal Home Loan Bank advances and other borrowed money	(16)	16	-
Subordinated debt	1	(1)	-
Total interest-bearing liabilities	$463	$488	$951

Net interest income
Net interest income (taxable equivalent)	8,735	1,681	10,416
Taxable equivalent adjustment	(43)	(11)	(54)
Net interest income	$8,778	$1,692	$10,470

Provision for Loan Losses

During the three months ended March 31, 2018, we recorded a provision for loan losses of $1.3 million, compared to $156 thousand during the three months ended March 31, 2017. The provision for the three months ended March 31, 2018 was a result of overall loan growth rather than declining asset quality metrics, and we incurred net charge-offs of $403 thousand in the factored receivables portfolio that required additional provision expense during the three months ended March 31, 2018.

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses (which is a charge to earnings) and loan recoveries, and is decreased by charge-offs. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated and an impairment is deemed necessary, the impaired portion of the loan amount generally is charged off. As of March 31, 2018, none of our recorded allowance was related to impaired loans.

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

Additionally, we have purchased a building in Birmingham, Alabama that will serve as our corporate headquarters and replace our current leased location. We are renovating the portion of the building that we intend to occupy, and we lease the remaining space to unrelated third parties. During the three months ended March 31, 2018, we recorded $276 thousand in rental income related to this activity.

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	For the Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2018	2017
Service charges and fees on deposit accounts	$1,012	$667
Mortgage origination and fee income	1,895	3,145
Merchant sponsorship revenue	720	744
Income from bank-owned life insurance	286	216
Rental income	276	-
Wealth management fees	15	10
Gain (loss) on sale of other real estate, net	171	(1)
Gain on sale of investments available-for-sale	191	-
Other noninterest income	418	659
Total noninterest income	$4,984	$5,440

Noninterest income for the three months ended March 31, 2018 and 2017 was $5.0 million and $5.4 million, respectively. The inclusion of FirstAtlantic and Patriot Bank in our results of operations for the three months ended March 31, 2018 contributed approximately $491 thousand in noninterest income during the three months ended March 31, 2018.

All categories of noninterest income (except for merchant sponsorship revenue and mortgage origination and fee income) experienced an increase during the three months ended March 31, 2018 compared to same period in 2017. The mortgage division income decreased $1.3 million during the three months ended March 31, 2018 and totaled $1.9 million for this period, compared to $3.1 million during the three months ended March 31, 2017. The recent rate increases have made the mortgage origination environment difficult, and our pricing and originations have been negatively impacted. During the three months ended March 31, 2018, total production was $114.9 million, compared to $130.9 million during the three months ended March 31, 2017. During the three months ended March 31, 2018, refinance activity accounted for 27.8% of production volume, compared to 27.4% during the same period in 2017.

Service charges and fees on deposit accounts increased $345 thousand, to $1.0 million for the three months ended March 31, 2018, compared to $667 thousand for the three months ended March 31, 2017. The addition of FirstAtlantic and Patriot Bank contributed $247 thousand and $14 thousand, respectively, to this increase, and the remaining portion of this increase was the result of an increase in the number of deposit accounts. Income from bank-owned life insurance increased $70 thousand to $286 thousand for the three months ended March 31, 2018, compared to $216 thousand for the three months ended March 31, 2017. The increase was due to the addition of bank-owned life insurance acquired in the FirstAtlantic transaction.

During the three months ended March 31, 2018, merchant sponsorship revenue decreased $24 thousand to $720 thousand, compared to $744 thousand for the three months ended March 31, 2017. During the three months ended March 31, 2018 we recorded a gain on the sale of other real estate of $171 thousand and sold some available-for-sale securities and recorded a gain of $191 thousand.

During the three months ended March 31, 2018, rental income totaled $276 thousand. We had no rental income during the same period of 2017, as we did not acquire the building in which we lease space to third parties until the third quarter of 2017.

Noninterest Expense

The increase in our total noninterest expense during the three months ended March 31, 2018 reflects the continued growth of the Company (organic growth and growth through acquisitions), as well as the expansion of our operational framework, employee base and facilities infrastructure as we build the foundation to support our growth strategies.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2018	2017
Salaries and employee benefits	$12,460	$10,073
Commission-based compensation	1,501	1,723
Occupancy and equipment expense	2,270	1,473
Data processing expenses	3,356	948
Advertising and marketing expenses	268	468
Legal fees	160	233
FDIC insurance assessments	281	258
Property and casualty insurance premiums	224	143
Accounting and audit expenses	335	318
Consulting and other professional expenses	538	497
Telecommunications expenses	229	186
Other real estate owned, repossessed asset and other collection expenses	69	272
Core deposit intangible amortization	739	348
Other noninterest expense	1,821	1,521
Total noninterest expense	$24,251	$18,461

Noninterest expense for the three months ended March 31, 2018 and 2017 was $24.3 million and $18.5 million, respectively. During the three months ended March 31, 2018, we incurred $2.4 million in merger-related expenses, of which approximately $2.1 million was associated with the termination of a data processing contract for FirstAtlantic. Noninterest expense for the three months ended March 31, 2018 at FirstAtlantic and Patriot Bank were approximately $3.5 million (excluding merger-related expenses of $2.4 million) which accounts for most of the increase in noninterest expense recorded during the three months ended March 31, 2018 compared to the same period in 2017.

Two of the largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits and commission-based compensation. Salaries continue to increase as our Company grows and we expand our presence in the markets we serve. Higher incentive compensation accruals during the three months ended March 31, 2018 contributed to the increase in salaries and employee benefits. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at Corporate Billing. Total commission-based compensation decreased due to lower mortgage origination volume during the three months ended March 31, 2018. Additionally, salaries and benefits for FirstAtlantic and Patriot Bank employees contributed approximately $2.3 million of the $2.4 million increase in salaries and employee benefits expense recorded during the three months ended March 31, 2018.

Many categories of noninterest expense increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This was largely a result of the additional expenses associated with the operations of FirstAtlantic and Patriot Bank, including $2.1 million to terminate FirstAtlantic’s contract with its previous core operating system provider.

Income Tax Provision

We recognized income tax expense of $2.8 million during the three months ended March 31, 2018 and 2017. The effective tax rate for the first three months of 2018 was 22.5% (23.4% including the minority interest in CBI), compared to 30.7% (32.4% including the minority interest in CBI) during the first three months of 2017. The lower effective tax rate for the three months ended March 31, 2018 reflects the lower federal income tax rates implemented by the Tax Cuts and Jobs Act of 2017. The effective tax rates are also affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at March 31, 2018 and December 31, 2017

Overview

Our total assets increased $376.1 million, or 13.7%, from $2.7 billion at December 31, 2017 to $3.1 billion at March 31, 2018. Loans increased by $342.5 million, or 16.0%, during the first three months of 2018. Total investment securities increased by $58.5 million, or 52.5%, during the first three months of 2018. Cash and cash equivalents decreased by $102.5 million during the first three months of 2018. The FirstAtlantic acquisition, which became effective of January 1, 2018, added total assets and loans of $489.4 million and $303.8 million, respectively.

During the first three months of 2018, deposits increased $265.7 million and totaled $2.6 billion at March 31, 2018. The FirstAtlantic acquisition added $374.3 million in deposits. During the three months ended March 31, 2018, a large portion of our year-end seasonal deposits left the Bank, consistent with historical deposit fluctuations experienced at the Bank. We also had some large deposit customers move deposits to other investment types as rates became more attractive.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that management attempts to control and counterbalance. Total loans averaged $2.5 billion during the three months ended March 31, 2018, or 87.9% of average earning assets, compared to $1.8 billion, or 82.0% of average earning assets, for the three months ended March 31, 2017. At March 31, 2018, total loans, net of unearned income, were $2.5 billion, compared to $2.1 billion at December 31, 2017, an increase of $342.5 million, or 16.0%. Excluding the loans acquired in the FirstAtlantic acquisition, loans increased by $38.7 million, or 1.8%.

The organic, or non-acquired, growth in the Bank’s loan portfolio is attributable to the Bank’s ability to attract new customers from other financial institutions. We have also been successful in building banking relationships with new customers in all of the markets that we serve. We have hired several new bankers in our markets, who have transitioned a number of their former clients and new clients to the Bank. Our bankers are expected to be involved in their communities and to maintain business development efforts to develop relationships with clients, and our philosophy is to be responsive to customer needs by providing decisions in a timely manner. In addition to our business development efforts, many of the markets in which we operate have shown signs of economic recovery over the past few years, which has increased demand for the services that we provide. The organic loan growth during the three months ended March 31, 2018 was lower than our historical growth; however, we believe some of our growth during the fourth quarter of 2017 may have been activity that normally would have occurred during the first three months of 2018, and we have historically experienced some variability in our quarterly loan growth.

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	As of
	March 31,		December 31,
(Dollars in thousands)	2018		2017
	Amount	Percent of Total	Amount	Percent of Total
Construction, land development and other land loans	$257,303	10.37%	$231,030	10.80%
Secured by farmland	19,301	0.78	17,726	0.83
Secured by 1-4 family residential properties	592,392	23.88	508,935	23.80
Secured by multifamily (5 or more) residential properties	68,647	2.77	60,054	2.81
Secured by nonfarm nonresidential properties	1,060,937	42.76	888,289	41.53
Loans secured by real estate	1,998,580	80.56	1,706,034	79.77
Commercial and industrial loans	289,907	11.68	258,577	12.09
Factored commercial receivables	136,194	5.49	118,710	5.55
Consumer loans	29,636	1.19	26,314	1.23
Other loans	26,883	1.08	29,082	1.36
Total gross loans	2,481,200	100.00%	2,138,717	100.00%
Unearned income	(616)		(659)
Total loans, net of unearned income	2,480,584		2,138,058
Allowance for loan losses	(15,839)		(14,985)
Total net loans	$2,464,745		$2,123,073

In the context of this discussion, a “real estate mortgage loan” is defined as any loan secured by real estate, regardless of the purpose of the loan, other than a loan for construction purposes. It is common practice for financial institutions in our market areas, and for us in particular, to obtain a security interest in or lien on real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. This practice tends to increase the magnitude of the real estate loan portfolio. In many cases, we prefer real estate collateral to many other potential collateral sources, such as accounts receivable, inventory and equipment.

The principal component of our loan portfolio is loans secured by real estate. At March 31, 2018, this category totaled $2.0 billion and represented 80.6% of our total loan portfolio, compared to $1.7 billion, or 79.8% of the total loan portfolio, at December 31, 2017. Each category of real estate mortgage loans increased during the first three months of 2018.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $172.6 million, or 19.4%, to $1.1 billion at March 31, 2018, compared to $888.3 million at December 31, 2017. Excluding the acquired FirstAtlantic loans, commercial mortgage loans increased by $5.3 million, or 0.6%, during the three months ended March 31, 2018. Commercial mortgage loans comprise the single largest category of our loans, and at March 31, 2018, accounted for 42.8% of our entire loan portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally represented a large portion of our loan portfolio. Of the $1.1 billion in total commercial mortgage loans at March 31, 2018, approximately $450.3 million were loans secured by owner-occupied properties. The following table provides a summary of our non-owner-occupied commercial mortgage loans as of the dates indicated.

	As of
	March 31,	December 31,
(Dollars in thousands)	2018	2017
Office	$133,178	$122,554
Retail	236,214	203,647
Industrial/Warehouse	64,783	51,852
Other	176,486	131,711
Total	$610,661	$509,764

Residential mortgage loans increased by $83.5 million, or 16.4%, to $592.4 million at March 31, 2018, compared to $508.9 million at December 31, 2017. Excluding the acquired FirstAtlantic loans, residential mortgage loans decreased by $611 thousand, or (0.6%), during the three months ended March 31, 2018. At March 31, 2018, residential mortgages accounted for 23.9% of our entire loan portfolio.

Real estate construction, land development and other land loans totaled $257.3 million at March 31, 2018, an increase of 11.4% from $231.0 million at December 31, 2017. Excluding the acquired FirstAtlantic loans, real estate construction, land development and other land loans increased by $7.8 million, or 3.4%, during the three months ended March 31, 2018. At March 31, 2018, this loan type accounted for 10.4% of our total loan portfolio.

Commercial and industrial loans totaled $289.9 million at March 31, 2018, an increase of 12.1% from $258.6 million at December 31, 2017. Excluding the acquired FirstAtlantic loans, commercial and industrial loans increased by $10.7 million, or 4.1%, during the three months ended March 31, 2018. At March 31, 2018, this loan type accounted for 11.7% of our total loan portfolio.

Factored commercial receivables totaled $136.2 million at March 31, 2018, compared to $118.7 million at December 31, 2017. This balance fluctuates based on several variables, such as when receivables are purchased and when and how quickly payments are received.

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

ALLOWANCE FOR LOAN LOSSES

	As of and for the Three Months Ended
	March 31,
(Dollars in thousands)	2018	2017
Total loans outstanding, net of unearned income	$2,480,584	1,814,735
Average loans outstanding, net of unearned income	$2,451,352	1,793,241
Allowance for loan losses at beginning of period	$14,985	12,113
Charge-offs:
Loans secured by real estate	30	-
Commercial and industrial loans	17	-
Factored receivables	1,024	630
Consumer loans	16	30
All other loans	10	1
Total charge-offs	1,097	661
Recoveries:
Loans secured by real estate	-	4
Commercial and industrial loans	8	3
Factored receivables	621	548
Consumer loans	2	2
All other loans	2	400
Total recoveries	633	957
Net charge-offs	464	(296)
Provision for loan losses	1,318	156
Allowance for loan losses at period end	$15,839	12,565
Allowance for loan losses to period end loans	0.64%	0.69%

Net charge-offs to average loans	0.08%	(0.07)%

The table above does not include the allowances of banks that we have acquired that were established prior to each bank’s respective date of acquisition. In accordance with ASC Topic 805, Business Combinations, these acquired entities’ respective allowances for loan losses were not brought forward at acquisition; instead, the acquired loans were recorded at fair value, and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At March 31, 2018, our total acquired loan portfolios totaled $812.9 million and had an aggregate related non-accretable difference of $8.2 million and accretable discount of $11.6 million.

For the acquired loan portfolio, the allowance is determined for each loan pool and compared to the remaining discount for that pool. If the allowance amount calculated under the Company’s methodology is greater than the Company’s remaining discount on the acquired loan portfolio, this amount is added to the reported allowance through a provision for loan losses. If the allowance amount calculated under the Company’s methodology is less than the Company’s recorded discount, no additional allowance or provision is recognized. Our analysis indicates that no additional allowance is necessary on our acquired loan portfolio as of March 31, 2018.

Overall, asset quality indicators have remained steady or even improved, and, as a result, provision expense related directly to asset quality has been minimal. During the three months ended March 31, 2018, we recorded a provision expense of $1.3 million. During the three months ended March 31, 2018, we incurred net charge-offs of $403 thousand in the factored receivables portfolio that required additional provision expense.

Allocation of the Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of
	March 31,		December 31,
	2018		2017
(Dollars in thousands)	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$2,553	12.77%	$2,511	13.45%
Factored receivables	600	5.49	600	5.55
Real estate - mortgage	10,414	70.18	9,845	68.97
Real estate - construction	2,136	10.37	1,884	10.80
Consumer	136	1.19	145	1.23
	$15,839	100.00%	$14,985	100.00%

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

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated.

NONPERFORMING ASSETS

	As of and for the Three Months Ended
	March 31,		December 31,
(Dollars in thousands)	2018	2017	2017
Non-accrual loans	$2,779	3,017	2,722
Loans past due 90 days or more and still accruing	723	538	677
Total nonperforming loans	3,502	3,555	3,399
Other real estate and repossessed assets	999	1,849	1,094
Total nonperforming assets	$4,501	5,404	4,493
Allowance for loan losses to period-end loans	0.64%	0.69%	0.70%
Allowance for loan losses to period-end nonperforming loans	452.28	353.45	440.86
Net charge-offs to average loans	0.08	(0.07)	0.05
Nonperforming assets to period-end loans and foreclosed property and repossessed assets	0.18	0.30	0.21
Nonperforming loans to period-end loans	0.14	0.20	0.16

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

Total nonperforming assets were $4.5 million at March 31, 2018 and December 31, 2017. Asset quality has been and will continue to be a primary focus of management.

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

During the three months ended March 31, 2018, we sold seventy-five debt securities that we acquired in connection with the acquisition of FirstAtlantic for total proceeds of $81.3 million and did not realize a gain or loss on the sale. We liquidated the acquired portfolio at the time of acquisition and reinvested the proceeds as needed in securities that meet our interest rate risk parameters and credit quality metrics. In addition to these sales, during the three months ended March 31, 2018, we sold nine debt securities from our legacy portfolio totaling $8.9 million and realized a gain of $191 thousand. The securities sold were low-factor residential mortgage-backed securities.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2018 and December 31, 2017.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of
	March 31,		December 31,
(Dollars in thousands)	2018		2017
	Cost	Market	Cost	Market
U.S. government agency obligations	$3,054	3,047	3,261	3,264
Municipal securities	3,073	3,201	3,074	3,265
Residential mortgage-backed securities	100,124	98,359	39,143	39,244
Other commercial mortgage-backed securities	4,005	3,865	4,012	3,924
Other asset-backed securities	35,746	36,013	35,745	36,137
Total investment securities available-for-sale	$146,002	144,485	85,235	85,834

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of
	March 31,		December 31,
(Dollars in thousands)	2018		2017
	Cost	Market	Cost	Market
Municipal securities	$21,241	21,108	21,254	21,645
Residential mortgage-backed securities	3,892	3,816	4,058	4,037
Other debt securities	250	258	250	250
Total investment securities held-to-maturity	$25,383	25,182	25,562	25,932

We invest primarily in mortgage-backed securities, municipal securities and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to the principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). We also invest in other asset-backed securities. These securities are collateralized by commercial loans, and we have invested in tranches rated AAA, AA and A by Standard & Poor’s and/or Moody’s.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of
	March 31,		December 31,
	2018		2017
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$711,278	27.88%	$697,144	30.49%
Interest-bearing demand	520,208	20.39	362,266	15.85
Savings and money market	953,692	37.38	951,846	41.64
Time less than $100k	121,789	4.77	63,044	2.76
Time equal to or greater than $100k and less than $250k	97,764	3.83	88,207	3.86
Time equal to or greater than $250k	146,786	5.75	123,324	5.40
Total deposits	$2,551,517	100.00%	$2,285,831	100.00%

Total deposits were $2.6 billion at March 31, 2018, an increase of $265.7 million from December 31, 2017. Excluding the acquired FirstAtlantic deposits, deposits decreased by $108.6 million, or 4.8%, during the three months ended March 31, 2018. As expected, much of our year-end seasonal deposits left the Bank, but we also had some large depositors move their cash on deposit into other investment types as rates on other investments classes became more attractive. We have experienced increased competition for deposits as deposit rates have increased.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One of our sources of wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $7.0 million at March 31, 2018 and December 31, 2017. We have not initiated any additional borrowings from the FHLB since 2012. We also have access to brokered deposits. During the three months ended March 31, 2018, we issued $50.0 million of short-term brokered deposits to compensate for some of our deposit run-off. At March 31, 2018, we had $59.3 million of brokered deposits outstanding. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit that mature in three to five years at rates that are lower than we would offer in our local markets, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificate of deposit balances of $4.9 million and $8.6 million at March 31, 2018 and December 31, 2017, respectively. The decrease during the first three months of 2018 was primarily due to maturities.

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

Cash and cash equivalents at March 31, 2018 and December 31, 2017 were $132.8 million and $235.3 million, respectively. Based on the balance of cash and cash equivalents, we believe that our liquidity resources were sufficient at March 31, 2018 to fund loans, pay the cash portion of pending acquisitions, and meet our other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS
As of March 31, 2018

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$5,000	2,000	-	-	7,000
Subordinated debt	-	-	-	24,567	24,567
Certificates of deposit of less than $100k	96,661	18,149	6,924	55	121,789
Certificates of deposit of $100k or more	136,448	72,873	35,229	-	244,550
Operating leases	1,613	2,806	2,240	4,404	11,063
Total contractual obligations	$239,722	95,828	44,393	29,026	408,969

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

Our off-balance sheet arrangements are summarized in the following table as of the dates indicated.

CREDIT EXTENSION COMMITMENTS

	As of
	March 31,	December 31,
(Dollars in thousands)	2018	2017

Unfunded lines	$539,057	483,952
Letters of credit	14,073	10,255
Total credit extension commitments	$553,130	494,207

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

The following table illustrates our interest rate sensitivity at March 31, 2018, assuming that the relevant assets and liabilities are collected and paid, respectively, based on historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS
As of March 31, 2018

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$970,730	106,793	264,917	506,989	458,023	194,209	2,501,661
Securities	44,319	9,359	8,501	21,196	23,977	62,516	169,868
Cash balances in other banks	106,142	-	-	-	-	-	106,142
Total interest-earning assets	$1,121,191	116,152	273,418	528,185	482,000	256,725	2,777,671

Interest-bearing liabilities
Interest-bearing transaction accounts	$210,707	7,344	33,051	88,134	70,937	110,035	520,208
Savings and money market deposits	561,307	8,420	37,890	91,629	82,224	172,222	953,692
Time deposits	44,644	51,494	152,012	82,471	35,083	635	366,339
Federal Home Loan Bank and other borrowed money	-	-	7,000	-	-	-	7,000
Subordinated debt	-	-	-	-	24,567	-	24,567
Total interest-bearing liabilities	$816,658	67,258	229,953	262,234	212,811	282,892	1,871,806

Interest sensitivity gap
Period gap	$304,533	48,894	43,465	265,951	269,189	(26,167)	905,865
Cumulative gap	304,533	353,427	396,892	662,843	932,032	905,865
Cumulative gap - Rate-Sensitive Assets/Rate-Sensitive Liabilities	10.96%	12.72	14.29	23.86	33.55	32.61

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

MARKET RISK
	Impact on Net Interest Income
	As of
	March 31,	December 31,
Change in prevailing interest rates	2018	2017
+400 basis points	12.18%	17.52%
+300 basis points	9.15	13.17
+200 basis points	6.12	8.83
+100 basis points	3.07	4.41
0 basis points	-	-
-100 basis points	(3.70)	(5.60)
-200 basis points	(10.24)	(13.64)
-300 basis points	(16.43)	(18.01)
-400 basis points	(19.75)	(21.34)

Capital Resources

Total shareholders’ equity attributable to NCC at March 31, 2018 was $498.3 million, or 16.0% of total assets. At December 31, 2017, total shareholders’ equity attributable to NCC was $392.6 million, or 14.3% of total assets. The increase in shareholders’ equity during the first quarter of 2018 was primarily attributable to our acquisition of FirstAtlantic, the exercise of options to purchase our common stock and other share-based compensation and net income.

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

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures, such as common equity Tier 1 capital, Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well-capitalized” institution under applicable federal regulations. As of March 31, 2018, the Bank was “well-capitalized.”

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

The following table sets forth selected consolidated capital ratios at March 31, 2018 and December 31, 2017 for both NBC and NCC.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$363,385	14.66%	$198,306	8.00%	N/A	N/A
NBC	$333,538	13.47%	$198,144	8.00%	$247,680	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$322,979	13.03%	$148,729	6.00%	N/A	N/A
NBC	$317,699	12.83%	$148,608	6.00%	$198,144	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$322,979	13.03%	$111,547	4.50%	N/A	N/A
NBC	$317,699	12.83%	$111,456	4.50%	$160,992	6.50%
Tier 1 Capital (to Average Assets)
NCC	$322,979	10.98%	$117,609	4.00%	N/A	N/A
NBC	$317,699	10.82%	$117,435	4.00%	$146,793	5.00%
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$311,225	14.37%	$173,301	8.00%	N/A	N/A
NBC	$273,012	12.61%	$173,243	8.00%	$220,680	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$271,687	12.54%	$129,975	6.00%	N/A	N/A
NBC	$258,027	11.92%	$129,932	6.00%	$176,543	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$271,687	12.54%	$97,482	4.50%	N/A	N/A
NBC	$258,027	11.92%	$97,449	4.50%	$143,442	6.50%
Tier 1 Capital (to Average Assets)
NCC	$271,687	10.89%	$99,786	4.00%	N/A	N/A
NBC	$258,027	10.36%	$99,630	4.00%	$124,538	5.00%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger, dated March 20, 2018, by and among National Commerce Corporation, National Bank of Commerce and Premier Community Bank of Florida (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36878), filed with the Securities and Exchange Commission on March 21, 2018)

2.2

Agreement and Plan of Merger, dated April 24, 2018, by and between National Commerce Corporation and Landmark Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36878), filed with the Securities and Exchange Commission on April 24, 2018)

3.1

Certificate of Incorporation of National Commerce Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-198219), filed with the Securities and Exchange Commission on August 18, 2014)

3.1A

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE CORPORATION (Registrant)

Date: May 10, 2018	/s/ Richard Murray, IV
Richard Murray, IV President and Chief Executive Officer

Date: May 10, 2018	/s/ William E. Matthews, V
William E. Matthews, V Vice Chairman and Chief Financial Officer