Form 10-Q
period 2018-06-30
National Commerce Corp
filed 2018-08-09
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-36878

NATIONAL COMMERCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8627710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Luckie Drive, Suite 350 Birmingham, Alabama	35223
(Address of principal executive offices)	(Zip Code)

(205) 313-8100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                        No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 9, 2018
Common stock, $0.01 par value	20,623,361 shares

NATIONAL COMMERCE CORPORATION

FORM 10-Q

i

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “National Commerce Corporation,” “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation and its consolidated affiliates as of June 30, 2018.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$51,360	36,246
Interest-bearing deposits with banks	166,413	199,042
Cash and cash equivalents	217,773	235,288
Investment securities held-to-maturity (fair value of $24,690 and $25,932 at June 30, 2018 and December 31, 2017, respectively)	24,948	25,562
Investment securities available-for-sale	136,594	85,834
Other investments	13,154	11,350
Mortgage loans held-for-sale	24,455	29,191
Loans, net of unearned income	2,497,132	2,138,058
Less: allowance for loan losses	15,997	14,985
Loans, net	2,481,135	2,123,073
Premises and equipment, net	67,841	52,455
Accrued interest receivable	7,537	6,157
Bank-owned life insurance	42,420	31,584
Other real estate	1,339	1,094
Deferred tax assets, net	14,958	12,041
Goodwill	164,360	113,394
Core deposit intangible, net	9,230	4,455
Other assets	8,623	6,198
Total assets	$3,214,367	2,737,676

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$802,273	697,144
Interest-bearing demand	518,370	362,266
Savings and money market	982,026	951,846
Time	341,044	274,575
Total deposits	2,643,713	2,285,831
Federal Home Loan Bank advances and other borrowings	7,000	7,000
Subordinated debt	24,580	24,553
Accrued interest payable	900	900
Other liabilities	21,370	19,434
Total liabilities	2,697,563	2,337,718

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,246,659 and 14,788,436 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	172	148
Additional paid-in capital	447,061	347,999
Retained earnings	63,756	43,989
Accumulated other comprehensive (loss) income	(1,736)	474
Total shareholders' equity attributable to National Commerce Corporation	509,253	392,610
Noncontrolling interest	7,551	7,348
Total shareholders' equity	516,804	399,958
Total liabilities and shareholders' equity	$3,214,367	2,737,676

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Earnings

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and dividend income:
Interest and fees on loans	$35,713	24,987	$70,136	48,580
Interest and dividends on taxable investment securities	1,212	606	2,382	1,177
Interest on non-taxable investment securities	192	197	380	397
Interest on interest-bearing deposits and federal funds sold	596	676	1,135	1,211
Total interest income	37,713	26,466	74,033	51,365
Interest expense:
Interest on deposits	3,852	2,054	6,813	4,064
Interest on borrowings	72	70	143	141
Interest on subordinated debt	386	389	774	777
Total interest expense	4,310	2,513	7,730	4,982
Net interest income	33,403	23,953	66,303	46,383
Provision for loan losses	856	1,155	2,174	1,311
Net interest income after provision for loan losses	32,547	22,798	64,129	45,072
Noninterest income:
Service charges and fees on deposit accounts	1,029	640	2,041	1,307
Mortgage origination and fee income	2,262	3,154	4,157	6,299
Merchant sponsorship revenue	675	602	1,395	1,346
Income from bank-owned life insurance	276	219	562	435
Wealth management fees	15	14	30	24
(Loss) gain on other real estate, net	(32)	105	139	104
Gain on sale of investment securities available-for-sale	2	28	193	28
Other	448	338	866	997
Total noninterest income	4,675	5,100	9,383	10,540
Other expense:
Salaries and employee benefits	12,498	9,663	24,958	19,736
Commission-based compensation	1,825	1,684	3,326	3,407
Occupancy and equipment, net	2,025	1,479	4,019	2,952
Core deposit intangible amortization	738	348	1,477	696
Other operating expense	5,533	4,563	12,814	9,407
Total other expense	22,619	17,737	46,594	36,198
Earnings before income taxes	14,603	10,161	26,918	19,414
Income tax expense	3,303	3,281	6,079	6,122
Net earnings	11,300	6,880	20,839	13,292
Less: Net earnings attributable to noncontrolling interest	616	431	1,072	924
Net earnings attributable to National Commerce Corporation	$10,684	6,449	$19,767	12,368

Basic earnings per common share	$0.62	0.49	$1.15	0.95
Diluted earnings per common share	$0.61	0.48	$1.12	0.92

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings	$10,684	$6,449	$19,767	12,368
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities available-for-sale:
Unrealized (losses) gains arising during the period, net of tax of $(143), $76, $(548) and $117, respectively	(537)	142	(2,058)	216
Reclassification adjustment for gains included in net earnings, net of tax of $1, $11, $41 and $11, respectively	(1)	(17)	(152)	(17)
Other comprehensive (loss) income	(538)	125	(2,210)	199
Comprehensive income	$10,146	$6,574	$17,557	12,567

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Income	Interest	Total
Balance, December 31, 2017	$148	347,999	43,989	474	7,348	399,958

Share-based compensation expense	-	1,131	-	-	-	1,131
Net earnings attributable to National Commerce Corporation	-	-	19,767	-	-	19,767
Exercise of stock options, warrants and issuance of performance shares	1	896	-	-	-	897
Net earnings attributable to noncontrolling interest	-	-	-	-	1,072	1,072
Distributions paid to noncontrolling interest	-	-	-	-	(869)	(869)
Acquisition of FirstAtlantic Financial Holdings, Inc., net of offering expenses of $94	23	97,035	-	-	-	97,058
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	(2,210)	-	(2,210)

Balance, June 30, 2018	$172	447,061	63,756	(1,736)	7,551	516,804

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	For the Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$19,767	12,368
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,174	1,311
Net earnings attributable to noncontrolling interest	1,072	924
Depreciation, amortization and accretion, net	(855)	(226)
Gain on sale of premises and equipment	(35)	-
Gain on ineffective portion of fair value hedge derivative	(13)	(46)
Change in mortgage loan derivative	(22)	(326)
Excess tax benefit from share-based compensation	(186)	(527)
Gain on sale of investment securities available-for-sale	(193)	(28)
Share-based compensation expense	1,131	829
Income from bank-owned life insurance	(562)	(435)
Net gain on sale of other real estate	(139)	(104)
Other real estate non-cash write-downs	-	219
Change in (net of effect of business combinations):
Mortgage loans held-for-sale	4,736	20,519
Other assets and accrued interest receivable	1,581	461
Other liabilities and accrued interest payable	(4,006)	1,469
Net cash provided by operating activities	24,450	36,408
Cash flows from investing activities (net of effect of business combinations):
Proceeds from calls, maturities, and paydowns of securities available-for-sale	10,625	18,286
Proceeds from calls, maturities, and paydowns of securities held-to-maturity	326	412
Proceeds from sale of securities available-for-sale	90,429	10,283
Purchases of securities available-for-sale	(73,313)	(20,742)
Purchases of securities held-to-maturity	-	(250)
Purchases of other investments	(1,411)	(2,468)
Net cash received in acquisitions	3,462	9,471
Net change in loans	(52,971)	(130,917)
Proceeds from sale of other real estate	748	1,973
Proceeds from the sale of premises and equipment	550	18
Purchases of premises and equipment	(4,120)	(3,807)
Net cash used by investing activities	(25,675)	(117,741)
Cash flows from financing activities (net of effect of business combinations):
Net change in deposits	(16,224)	48,473
Cash distribution paid to noncontrolling interests	(869)	(867)
Proceeds from stock offering	-	38,806
Stock offering expenses	-	(75)
Stock offering expenses related to acquisition	(94)	(138)
Proceeds from exercise of options and warrants	897	2,601
Net cash (used) provided by financing activities	(16,290)	88,800
Net change in cash and cash equivalents	(17,515)	7,467
Cash and cash equivalents at beginning of the period	235,288	217,293
Cash and cash equivalents at end of the period	$217,773	224,760

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION

Unaudited Consolidated Statements of Cash Flows, continued

(In thousands)

	For the Six Months Ended
	June 30,
Supplemental disclosure of cash flow information:	2018	2017
Cash paid during the period for:
Interest	$7,825	5,134
Income taxes	$6,485	6,792
Non-cash investing and financing activities:
Change in unrealized (losses) gains on securities available-for-sale, net of tax	$(2,210)	199
Transfer of loans to other real estate	$616	20
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	$473,319	353,697
Liabilities assumed in acquisitions	$379,629	291,599

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

NBC provides a full range of commercial and consumer banking services. The Bank currently operates seven full-service banking offices in Alabama, twenty-five full-service banking offices in Florida and five full-service banking offices in the Atlanta, Georgia metro area. NBC conducts business under a number of trade names unique to its local markets, including United Legacy Bank, Reunion Bank of Florida, Private Bank of Buckhead, Private Bank of Decatur, PrivatePlus Mortgage, Patriot Bank, FirstAtlantic Bank, Premier Community Bank of Florida and First Landmark Bank. NBC is primarily regulated by the Office of the Comptroller of Currency (“OCC”) and is subject to periodic examinations by the OCC. NCC is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is subject to periodic examinations by the Federal Reserve.

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as of and for the year ended December 31, 2017, which are contained in the Company’s most recent Annual Report on Form 10-K.

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

Note 3 – Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the sum of potential common shares that are dilutive plus the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares (options) are excluded from the diluted earnings per share computation. There were no anti-dilutive potential common shares during any of the periods presented below.

The reconciliation of the components of the basic and diluted earnings per share calculation is as follows.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net earnings available to common shareholders	$10,684	6,449	$19,767	12,368

Weighted average common shares outstanding	17,236,525	13,190,582	17,223,112	13,046,611
Dilutive effect of stock options	188,610	190,078	193,631	205,989
Dilutive effect of directors' deferred shares	45,075	29,425	45,075	29,425
Dilutive effect of performance share awards	172,716	141,660	171,211	140,679
Diluted common shares	17,642,926	13,551,745	17,633,029	13,422,704

Basic earnings per common share	$0.62	0.49	$1.15	0.95
Diluted earnings per common share	$0.61	0.48	$1.12	0.92

Note 4 – Securities

The amortized cost and fair value of held-to-maturity and available-for-sale debt securities at June 30, 2018 and December 31, 2017 were as follows.

	Held-to-Maturity Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
Residential mortgage-backed securities	$3,720	-	84	3,636
Municipal securities	21,228	60	234	21,054
Other debt securities	-	-	-	-
Total held-to-maturity securities	$24,948	60	318	24,690

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Residential mortgage-backed securities	$4,058	-	21	4,037
Municipal securities	21,254	392	1	21,645
Other debt securities	250	-	-	250
Total held-to-maturity securities	$25,562	392	22	25,932

	Available-for-Sale Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
U.S. government agency obligations	$3,027	-	5	3,022
Residential mortgage-backed securities	96,456	-	2,242	94,214
Other commercial mortgage-backed securities	3,998	-	185	3,813
Other asset-backed securities	32,998	131	9	33,120
Municipal securities	2,313	119	7	2,425
Total available-for-sale securities	$138,792	250	2,448	136,594

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
U.S. government agency obligations	$3,261	3	-	3,264
Residential mortgage-backed securities	39,143	298	197	39,244
Other commercial mortgage-backed securities	4,012	-	88	3,924
Other asset-backed securities	35,745	392	-	36,137
Municipal securities	3,074	191	-	3,265
Total available-for-sale securities	$85,235	884	285	85,834

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

Details concerning the Company’s debt securities with unrealized losses as of June 30, 2018 and December 31, 2017 are as follows.

	Held-to-Maturity Securities
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2018	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$3,636	84	-	-	3,636	84
Municipal securities	15,292	233	242	1	15,534	234
Other debt securities	-	-	-	-	-	-
Total held-to-maturity securities	$18,928	317	242	1	19,170	$318

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$4,037	21	-	-	4,037	21
Municipal securities	-	-	246	1	246	1
Other debt securities	-	-	-	-	-	-
Total held-to-maturity securities	$4,037	21	246	1	4,283	22

	Available-for-Sale Securities
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$3,022	5	-	-	3,022	5
Residential mortgage-backed securities	91,129	2,096	3,085	146	94,214	2,242
Other commercial mortgage-backed securities	3,813	185	-	-	3,813	185
Other asset-backed securities	1,991	9	-	-	1,991	9
Municipal securities	475	7	-	-	475	7
Total available-for-sale securities	$100,430	2,302	3,085	146	103,515	2,448

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$-	-	-	-	-	-
Residential mortgage-backed securities	18,132	119	3,389	78	21,521	197
Other commercial mortgage-backed securities	3,924	88	-	-	3,924	88
Other asset-backed securities	-	-	-	-	-	-
Municipal securities	-	-	-	-	-	-
Total available-for-sale securities	$22,056	207	3,389	78	25,445	285

As of June 30, 2018, the Company did not consider any securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three-month and six-month periods ended June 30, 2018 and 2017.

In January 2018, the Company sold seventy-five debt securities that it acquired in connection with the acquisition of FirstAtlantic Financial Holdings, Inc. (“FirstAtlantic”), resulting in net proceeds of approximately $81,270,000, and did not realize a gain or loss on the sale. In addition to these sales, during January 2018, the Company sold nine debt securities from its legacy portfolio for total proceeds of approximately $8,907,000 and realized a gross gain of $191,000. During the three-month period ended June 30, 2018, the Company sold one debt security for total proceeds of $252,000 and realized a gain of $2,000. The Company was required to liquidate this security as a condition of the merger agreement with Landmark Bancshares, Inc. (“Landmark”).

During the three-month period ended June 30, 2017, the Company sold one debt security for proceeds of $562,000 and realized a gross gain of $28,000 on this sale.

The amortized cost and estimated fair value of debt securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal securities and U.S. government agencies:
0 to 5 years	$-	-	-	-
5 to 10 years	-	-	750	738
Over 10 years	5,340	5,447	20,478	20,316
Residential and other mortgage-backed securities and other asset-backed securities	133,452	131,147	3,720	3,636
Total	$138,792	136,594	24,948	24,690

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at June 30, 2018 and December 31, 2017 are summarized as follows.

	June 30, 2018	December 31, 2017
Commercial, financial and agricultural	$314,091	287,659
Factored commercial receivables	141,455	118,710
Real estate - mortgage	1,748,546	1,475,004
Real estate - construction	265,801	231,030
Consumer	27,983	26,314
	2,497,876	2,138,717
Less: Unearned fees	(744)	(659)
Total loans	2,497,132	2,138,058
Allowance for loan losses	(15,997)	(14,985)
Total net loans	$2,481,135	2,123,073

At June 30, 2018, the outstanding principal balance and carrying value of purchased credit impaired (“PCI”) loans accounted for under Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $36.9 million and $26.9 million, respectively. At December 31, 2017, the outstanding principal balance and carrying value of PCI loans were $34.7 million and $25.7 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	For the Six Months Ended June 30,
	2018	2017
Balance at beginning of period	703	375
Acquisition of FirstAtlantic	236	-
Acquisition of Private Bancshares, Inc.	-	462
Accretion	(2,194)	(796)
Reclassification from nonaccretable difference	5,123	673
Balance at period end	$3,868	714

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

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Six Months ended June 30, 2018	agricultural	receivables	mortgage	construction	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$2,511	600	9,845	1,884	145	14,985
Provisions charged to operating expense	1,082	584	433	40	35	2,174
Loans charged off	(276)	(1,905)	(411)	-	(46)	(2,638)
Recoveries	27	1,321	126	-	2	1,476
Balance, June 30, 2018	$3,344	600	9,993	1,924	136	15,997

Ending balance, individually evaluated for impairment	$-	-	74	-	-	74
Ending balance, collectively evaluated for impairment	3,344	600	9,919	1,924	136	15,923
Total allowance for loan losses	$3,344	600	9,993	1,924	136	15,997
Loans:
Individually evaluated for impairment	$-	-	258	-	36	294
Collectively evaluated for impairment	313,510	141,455	1,723,961	264,310	27,404	2,470,640
Acquired loans with deteriorated credit quality	581	-	24,327	1,491	543	26,942
Total loans	$314,091	141,455	1,748,546	265,801	27,983	2,497,876

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Six Months Ended June 30, 2017	agricultural	receivables	mortgage	construction	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$1,588	500	8,465	1,369	191	12,113
Provisions charged to operating expense	(420)	387	1,022	321	1	1,311
Loans charged off	(2)	(1,352)	(44)	-	(31)	(1,429)
Recoveries	422	965	19	-	6	1,412
Balance, June 30, 2017	$1,588	500	9,462	1,690	167	13,407

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	1,588	500	9,462	1,690	167	13,407
Total allowance for loan losses	$1,588	500	9,462	1,690	167	13,407
Loans:
Individually evaluated for impairment	$-	-	162	-	-	162
Collectively evaluated for impairment	223,486	114,361	1,263,699	234,023	22,446	1,858,015
Acquired loans with deteriorated credit quality	948	-	18,177	1,710	230	21,065
Total loans	$224,434	114,361	1,282,038	235,733	22,676	1,879,242

The Company individually evaluates for impairment all loans that are on non-accrual status. Additionally, any troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral-dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans generally are applied as a reduction of the outstanding principal balance. During the six months ended June 30, 2018 and 2017, the Company did not modify any loans in a manner that would be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of June 30, 2018 and December 31, 2017. The purchased credit-impaired loans are not included in these tables because they are recorded at fair value at acquisition and there has been no further indication of credit deterioration that would require an additional provision.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
June 30, 2018	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$-	-	-	10
Factored commercial receivables	-	-	-	-
Real estate - mortgage	184	215	-	208
Real estate - construction	-	-	-	-
Consumer	36	38	-	25
Total	$220	253	-	243

Impaired loans with related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	74	74	74	25
Real estate - construction	-	-	-	-
Consumer	-	-	-	14
Total	$74	74	74	39

Total impaired loans:
Commercial, financial and agricultural	$-	-	-	10
Factored commercial receivables	-	-	-	-
Real estate - mortgage	258	289	74	233
Real estate - construction	-	-	-	-
Consumer	36	38	-	39
Total	$294	327	74	282

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2017	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	142	143	-	131
Real estate - construction	-	-	-	-
Consumer	-	-	-	14
Total	$142	143	-	145

Impaired loans with related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	9
Real estate - construction	-	-	-	-
Consumer	41	41	24	8
Total	$41	41	24	17

Total impaired loans:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	142	143	-	140
Real estate - construction	-	-	-	-
Consumer	41	41	24	22
Total	$183	184	24	162

For the six months ended June 30, 2018 and 2017, the Company did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of June 30, 2018 and December 31, 2017, by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For Corporate Billing’s factored receivables, which are commercial trade credits rather than promissory notes, our practice, in most cases, is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, in which case the invoice is charged against the allowance for loan losses. PCI loans are excluded from the past due balances in the table below and are presented in the table below in total by class of loan. All non-accrual loans, whether acquired or non-acquired, are included in the non-accrual balances.

	30-59 Days	60-89 Days	> 90 Days	Total
June 30, 2018	Past Due	Past Due	Past Due	Past Due	Current	PCI Loans	Total	Non-accrual
Commercial, financial and agricultural	$107	-	-	107	313,403	581	314,091	-
Factored commercial receivables	10,099	2,355	408	12,862	128,593	-	141,455	-
Real estate - mortgage	1,986	178	101	2,265	1,721,954	24,327	1,748,546	2,645
Real estate - construction	58	-	-	58	264,252	1,491	265,801	68
Consumer	14	15	-	29	27,411	543	27,983	42
Total	$12,264	2,548	509	15,321	2,455,613	26,942	2,497,876	2,755

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2017	Past Due	Past Due	Past Due	Past Due	Current	PCI Loans	Total	Non-accrual
Commercial, financial and agricultural	$137	29	-	166	286,693	800	287,659	-
Factored commercial receivables	10,035	1,779	677	12,491	106,219	-	118,710	-
Real estate - mortgage	1,342	546	103	1,991	1,449,328	23,685	1,475,004	2,594
Real estate - construction	-	-	-	-	230,385	645	231,030	76
Consumer	13	40	9	62	25,686	566	26,314	52
Total	$11,527	2,394	789	14,710	2,098,311	25,696	2,138,717	2,722

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are assigned a “Pass” rating. As of June 30, 2018 and December 31, 2017, based on the most recent analysis performed, the risk category of loans by class of loans was as presented in the following table. This table includes all loans, whether acquired or non-acquired.

June 30, 2018	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$303,654	6,003	4,434	-	314,091
Factored commercial receivables	141,455	-	-	-	141,455
Real estate - mortgage	1,726,146	7,578	14,679	143	1,748,546
Real estate - construction	263,225	1,020	1,556	-	265,801
Consumer	27,751	83	143	6	27,983
Total	$2,462,231	14,684	20,812	149	2,497,876

December 31, 2017	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$279,592	1,278	6,789	-	287,659
Factored commercial receivables	118,710	-	-	-	118,710
Real estate - mortgage	1,460,112	5,465	8,580	847	1,475,004
Real estate - construction	229,711	102	710	507	231,030
Consumer	26,213	2	99	-	26,314
Total	$2,114,338	6,847	16,178	1,354	2,138,717

The following tables present a rollforward of the acquired loans and a summary of the changes in the accretable discount and non-accretable difference, by acquisition, for the six months ended June 30, 2018 and 2017.

June 30, 2018	United (2014	Reunion (2015	Private Bancshares (2017	Patriot Bank (2017	FirstAtlantic (2018
Acquired Loan Balance	Acquisition)	Acquisition)	Acquisition)	Acquisition)	Acquisition)	Total
Balance, beginning of period	$73,254	189,811	181,780	119,127	-	563,972
Additions due to acquisitions	-	-	-	-	303,831	303,831
Charge-offs	(357)	-	-	-	(27)	(384)
Accretion	461	969	1,264	365	1,194	4,253
Other net change in balances	(8,159)	(24,115)	(46,940)	(15,451)	(35,706)	(130,371)
Balance, end of period	$65,199	166,665	136,104	104,041	269,292	741,301

Accretable Discount
Balance, beginning of period	$703	961	1,921	1,519	-	5,104
Additions due to acquisitions	-	-	-	-	5,734	5,734
Charge-offs, other net changes in balance	-	-	-	-	-	-
Accretion	(461)	(969)	(1,264)	(365)	(1,194)	(4,253)
Reclassifications from non-accretable	596	2,332	1,627	284	104	4,943
Balance, end of period	$838	2,324	2,284	1,438	4,644	11,528

Non-accretable difference
Balance, beginning of period	$1,153	3,394	2,289	1,512	-	8,348
Additions due to acquisitions	-	-	-	-	2,953	2,953
Charge-offs, other net changes in balance	(154)	-	-	-	(81)	(235)
Reclassifications to accretable	(596)	(2,332)	(1,627)	(284)	(104)	(4,943)
Balance, end of period	$403	1,062	662	1,228	2,768	6,123

Total discount on acquired loans at end of period	$1,241	$3,386	$2,946	$2,666	$7,412	$17,651

June 30, 2017	United	Reunion	Private Bancshares
Acquired Loan Balance	(2014 Acquisition)	(2015 Acquisition)	(2017 Acquisition)	Total
Balance, beginning of period	$97,945	227,429	-	325,374
Additions due to acquisitions	-	-	260,034	260,034
Charge-offs	(30)	-	-	(30)
Accretion	339	504	1,354	2,197
Other net change in balances	(18,988)	(25,407)	(31,917)	(76,312)
Balance, end of period	$79,266	202,526	229,471	511,263

Accretable Discount
Balance, beginning of period	$1,237	1,699	-	2,936
Additions due to acquisitions	-	-	3,588	3,588
Charge-offs, other net changes in balance	(6)	-	-	(6)
Accretion	(339)	(504)	(1,354)	(2,197)
Reclassifications from non-accretable	29	89	555	673
Balance, end of period	$921	1,284	2,789	4,994

Non-accretable difference
Balance, beginning of period	$1,452	3,516	-	4,968
Additions due to acquisitions	-	-	3,637	3,637
Charge-offs, other net changes in balance	-	-	-	-
Reclassifications to accretable	(29)	(89)	(555)	(673)
Balance, end of period	$1,423	3,427	3,082	7,932

Total discount on acquired loans at end of period	$2,344	$4,711	$5,871	$12,926

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired, and a specific reserve in the allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2018 and December 31, 2017, impaired loans were evaluated based on the fair value of the collateral.  Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Although the Company has determined that a majority of the inputs used to value its derivatives falls within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company or the counterparty. However, as of June 30, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustment was not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

June 30, 2018	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	3,022	-	3,022
Residential mortgage-backed securities	-	94,214	-	94,214
Other commercial mortgage-backed securities	-	3,813	-	3,813
Municipal securities	-	2,425	-	2,425
Other asset-backed securities	-	33,120	-	33,120
Total investment securities available-for-sale	$-	136,594	-	136,594
Mortgage loans held-for-sale	$-	24,455	-	24,455
Derivative assets	$-	1,830	-	1,830
Derivative liabilities	$-	1,227	-	1,227

December 31, 2017	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	3,264	-	3,264
Residential mortgage-backed securities	-	39,244	-	39,244
Other commercial mortgage-backed securities	-	3,924	-	3,924
Municipal securities	-	3,265	-	3,265
Other asset-backed securities	-	36,137	-	36,137
Total investment securities available-for-sale	-	85,834	-	85,834
Mortgage loans held-for-sale	$-	29,191	-	29,191
Derivative assets	$-	720	-	720
Derivative liabilities	$-	352	-	352

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2018 and December 31, 2017.

June 30, 2018	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	1,339	1,339
Non-accrual loans	-	-	2,755	2,755

December 31, 2017	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	1,094	1,094
Non-accrual loans	-	-	2,698	2,698

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017 were as follows:

	Carrying	Estimated Fair Value
June 30, 2018	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$217,773	217,773	-	-
Investment securities held-to-maturity	24,948	-	24,690	-
Investment securities available-for-sale	136,594	-	136,594	-
Other investments	13,154	-	13,154	-
Loans, net	2,481,135	-	2,478,380	2,755
Mortgage loans held-for-sale	24,455	-	24,455	-
Bank-owned life insurance	42,420	-	42,420	-
Derivative assets	1,830	-	1,830	-

Liabilities:
Deposits	2,643,713	-	2,452,950	-
Federal Home Loan Bank advances and other borrowings	7,000	-	7,020	-
Subordinated debt	24,580	-	23,778	-
Derivative liabilities	1,227	-	1,227	-

	Carrying	Estimated Fair Value
December 31, 2017	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$235,288	235,288	-	-
Investment securities held-to-maturity	25,562	-	25,932	-
Investment securities available-for-sale	85,834	-	85,834	-
Other investments	11,350	-	11,350	-
Loans, net	2,123,073	-	2,117,065	2,698
Mortgage loans held-for-sale	29,191	-	29,191	-
Bank-owned life insurance	31,584	-	31,584	-
Derivative assets	720	-	720	-

Liabilities:
Deposits	2,285,831	-	2,156,600	-
Federal Home Loan Bank advances	7,000	-	7,089	-
Subordinated debt	24,553	-	23,709	-
Derivative liabilities	352	-	352	-

The inputs used to determine the fair value of other real estate include market conditions, estimated holding period, underlying collateral characteristics and discount rates. The inputs used to determine the fair value of impaired loans include market conditions, loan term, estimated holding period, underlying collateral characteristics and discount rates.

For the six months ended June 30, 2018, there were no changes in the methods and significant inputs used to estimate fair value.

The following table shows the significant unobservable inputs used in the fair value measurement of Level 3 assets.

June 30, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts			Weighted Average Discounts
Other real estate	$1,339	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	26%	-	57%	48%
Non-accrual loans	2,755	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	19%

December 31, 2017
Other real estate	$1,094	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	9%	-	57%	48%
Non-accrual loans	2,698	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	33%

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

	Retail and
	Commercial	Mortgage	Receivables	Elimination
	Banking	Division (1)	Factoring	Entries (2)	Total
For the Three Months Ended June 30, 2018
Interest income	$33,918	215	4,899	(1,319)	37,713
Interest expense	4,181	129	1,319	(1,319)	4,310
Net interest income	29,737	86	3,580	-	33,403
Provision for loan and lease losses	674	-	182	-	856
Noninterest income	1,234	3,429	12	-	4,675
Noninterest expense	17,441	3,145	2,033	-	22,619
Net earnings before tax and noncontrolling interest	12,856	370	1,377	-	14,603
Income tax expense	3,009	96	198	-	3,303
Noncontrolling interest	-	-	(616)	-	(616)
Net earnings attributable to National Commerce Corporation	$9,847	274	563	-	10,684

For the Six Months Ended June 30, 2018
Interest income	$66,754	423	9,251	(2,395)	74,033
Interest expense	7,489	241	2,395	(2,395)	7,730
Net interest income	59,265	182	6,856	-	66,303
Provision for loan and lease losses	1,589	-	585	-	2,174
Noninterest income	3,353	6,011	19	-	9,383
Noninterest expense	36,555	6,047	3,992	-	46,594
Net earnings before tax and noncontrolling interest	24,474	146	2,298	-	26,918
Income tax expense	5,722	38	319	-	6,079
Noncontrolling interest	-	-	(1,072)	-	(1,072)
Net earnings attributable to National Commerce Corporation	$18,752	108	907	-	19,767

Total assets as of June 30, 2018	$3,150,892	24,455	161,158	(122,138)	3,214,367

For the Three Months Ended June 30, 2017
Interest income	$23,557	169	3,549	(809)	26,466
Interest expense	2,422	91	809	(809)	2,513
Net interest income	21,135	78	2,740	-	23,953
Provision for loan and lease losses	849	-	306	-	1,155
Noninterest income	1,473	3,606	21	-	5,100
Noninterest expense	12,676	3,534	1,527	-	17,737
Net earnings before tax and noncontrolling interest	9,083	150	928	-	10,161
Income tax expense	3,035	57	189	-	3,281
Noncontrolling interest	-	-	(431)	-	(431)
Net earnings attributable to National Commerce Corporation	$6,048	93	308	-	6,449

For the Six Months Ended June 30, 2017
Interest income	$45,518	392	6,976	(1,521)	51,365
Interest expense	4,797	185	1,521	(1,521)	4,982
Net interest income	40,721	207	5,455	-	46,383
Provision for loan and lease losses	924	-	387	-	1,311
Noninterest income	3,399	7,082	59	-	10,540
Noninterest expense	26,011	7,163	3,024	-	36,198
Net earnings before tax and noncontrolling interest	17,185	126	2,103	-	19,414
Income tax expense	5,626	48	448	-	6,122
Noncontrolling interest	-	-	(924)	-	(924)
Net earnings attributable to National Commerce Corporation	$11,559	78	731	-	12,368

Total assets as of June 30, 2017	$2,366,619	19,482	118,461	(86,510)	2,418,052

(1) Noninterest income for the mortgage division segment includes intercompany income allocation.
(2)

Entry to remove intercompany interest allocated to the receivables factoring segment. For segment reporting purposes, the Company allocates funding costs to the receivables factoring segment at the federal funds rate plus 2.50%.

Note 8 – Goodwill and Intangibles

Changes to the carrying amount of goodwill for the six months ended June 30, 2018 are provided in the following table.

Balance, December 31, 2017	$113,394
Adjustments to goodwill	38
Acquisition of FirstAtlantic Financial Holdings, Inc.	50,928
Balance, June 30, 2018	$164,360

The adjustments to goodwill made during the six months ended June 30, 2018 resulted from the acquisition of FirstAtlantic on January 1, 2018 and a $38,000 adjustment related to the Patriot Bank acquisition that occurred in 2017. For additional information on the FirstAtlantic acquisition, see Note 10 to the Unaudited Consolidated Financial Statements.

In addition to the goodwill recorded for FirstAtlantic, the Company recorded a core deposit intangible asset of $6,251,000. The core deposit intangible asset will be amortized using an accelerated method over seven years. The aggregate amount of amortization expense for intangible assets during the six months ended June 30, 2018 and 2017 was $1,477,000 and $696,000, respectively.

A summary of core deposit intangible assets as of June 30, 2018 and December 31, 2017 is as follows.

	June 30, 2018	December 31, 2017
Gross carrying amount	$13,444	7,193
Less: accumulated amortization	(4,214)	(2,738)
Net carrying amount	$9,230	4,455

Note 9 – Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), the FHLB and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At June 30, 2018 and December 31, 2017, the Company’s reserve requirements (net of vault cash) were approximately $29,237,000 and $16,452,000, respectively.

Note 10 – Acquisition

Effective January 1, 2018, the Company completed its merger with FirstAtlantic Financial Holdings, Inc. (“FirstAtlantic”). FirstAtlantic was the parent company of FirstAtlantic Bank, headquartered in Jacksonville, Florida, and was merged with and into NCC. Immediately following the holding company merger, FirstAtlantic Bank merged with and into NBC, but NBC continues to operate the former offices of FirstAtlantic Bank under the trade name “FirstAtlantic Bank, a division of National Bank of Commerce.”

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

The following table presents the assets acquired and liabilities assumed of FirstAtlantic as of January 1, 2018 at their initial fair value estimates:

	As Recorded By	Fair Value		As Recorded
	FirstAtlantic	Adjustments		By the Company
Cash and cash equivalents	$16,264	-		16,264
Investment securities	83,761	(2,491)	a	81,270
Other investments	393	-		393
Loans	310,636	(8,687)	b	303,831
		1,882	c
Allowance for loan losses	2,614	(2,614)	d	-
Net loans	308,022	(4,191)		303,831
Premises and equipment, net	13,688	(162)	e	13,526
Core deposit intangible	-	6,251	f	6,251
Existing intangible assets	2,188	(2,188)	g	-
Bank-owned life insurance	10,273	-		10,273
Other real estate and repossessions	365	(127)	h	238
Other assets	5,738	871	i	6,609
Total assets	$440,692	(2,037)		438,655

Noninterest-bearing deposits	$113,964	-		113,964
Interest-bearing deposits	259,864	457	j	260,321
Total deposits	373,828	457		374,285

Other liabilities	4,557	787	k	5,344
Total liabilities	378,385	1,244		379,629

Net identifiable assets acquired over liabilities assumed	62,307	(3,281)		59,026

Goodwill	-	50,928		50,928

Net assets acquired over liabilities assumed	$62,307	47,647		109,954

Consideration:

Shares of common stock issued		2,393,382
Estimated value per share of the Company's stock		$40.25

Fair value of Company stock issued		96,334
Cash paid for shares and in lieu of fractional shares		12,802
Cash paid for stock options		425
Value of assumed stock warrants		393

Fair value of total consideration transferred		$109,954

Explanation of fair value adjustments

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment to remove loan marks from prior acquisition.
d.	Adjustment reflects the elimination of FirstAtlantic’s allowance for loan losses.
e.	Adjustment reflects the write-off of certain fixed assets.
f.	Adjustment reflects the recording of core deposit intangible asset.
g.	Adjustment to remove intangible assets from FirstAtlantic’s balance sheet from prior acquisition.
h.	Adjustment reflects the fair value adjustments of other real estate.
i.	Adjustment to record the deferred tax asset created by purchase adjustments.
j.	Adjustment reflects the fair value adjustment to time deposit accounts.
k.	Adjustment to reflect unrecorded liabilities.

The discounts on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

The following unaudited supplemental pro forma information is presented to show estimated results assuming FirstAtlantic and Patriot Bank were acquired as of January 1, 2017. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisitions as of January 1, 2017 and should not be considered as representative of future operating results. Pro forma information for 2018 is not necessary because FirstAtlantic and Patriot Bank are included in the Company’s results for the entire three-month and six-month periods ended June 30, 2018.

	For the Three Months Ended	For the Six Months Ended
Performance Measures (pro forma, unaudited)	June 30, 2017	June 30, 2017
Net interest income	$30,452	$59,057
Net earnings	$7,596	$14,657
Diluted earnings per common share	$0.46	$0.89

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

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. As of June 30, 2018 and December 31, 2017, the approximate fair values and notional amounts of the Company’s derivative instruments, as well as their location on the consolidated balance sheet, were as follows.

	Balance Sheet		Notional
June 30, 2018	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Assets	$107	13,728
Interest rate swaps with customers	Other Assets	$1,068	42,314
Reciprocal interest rate swaps	Other Liabilities	$(1,068)	42,314
Forward commitment to sell mortgage-backed securities	Other Liabilities	$(159)	27,500
Interest rate lock commitments on residential mortgages	Other Assets	$655	35,042

	Balance Sheet		Notional
December 31, 2017	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(108)	15,121
Interest rate swaps with customers	Other Assets	$192	42,832
Reciprocal interest rate swaps	Other Liabilities	$(192)	42,832
Forward commitment to sell mortgage-backed securities	Other Liabilities	$(52)	24,500
Interest rate lock commitments on residential mortgages	Other Assets	$528	30,146

During the six months ended June 30, 2018, the Company recognized a gain of approximately $13,000 related to the ineffective portion of derivatives designated as fair value hedges. The gains and losses are included in other income in the consolidated statements of earnings.

Note 12 – Subsequent Events

Effective July 1, 2018, the previously announced merger with Premier Community Bank of Florida (“Premier”) was completed. Premier merged with and into NBC, but NBC continues to operate the former offices of Premier under the trade name “Premier Community Bank of Florida, a division of National Bank of Commerce.”

At the effective time of the merger, each share of common stock of Premier issued and outstanding was converted into the right to receive 0.4218 shares of NCC common stock and $0.93 in cash, without interest. The Company paid approximately $2,275,000 in cash and issued 1,028,092 shares of NCC common stock for the issued and outstanding shares of Premier common stock. As of June 30, 2018, Premier had total assets of approximately $246.9 million, total loans of approximately $174.1 million, total liabilities of approximately $223.2 million, total deposits of approximately $204.5 million and total shareholders’ equity of approximately $23.6 million.

Effective August 1, 2018, the previously announced merger with Landmark Bancshares, Inc. (“Landmark”) was completed. Landmark was the parent company of First Landmark Bank, headquartered in Marietta, Georgia, and was merged with and into NCC. Immediately following the holding company merger, First Landmark Bank merged with and into NBC, but NBC continues to operate the former offices of First Landmark Bank as branch offices of NBC under the trade name “First Landmark Bank, a division of National Bank of Commerce.”

At the effective time of the merger, each share of Landmark common stock issued and outstanding was converted into the right to receive 0.5961 shares of NCC common stock and $1.33 in cash, without interest. The Company paid approximately $5.2 million in cash and issued approximately 2,334,585 shares of NCC common stock for the issued and outstanding shares of Landmark common stock. As of July 31, 2018, Landmark had total assets of approximately $567.0 million, total loans of approximately $469.9 million, total liabilities of approximately $509.9 million, total deposits of approximately $479.5 million and total shareholders’ equity of approximately $57.1 million.

The Company is in the process of determining the preliminary fair value adjustments for the assets acquired, liabilities assumed, and consideration given in the Premier and Landmark mergers and is not able to make the required disclosures required by purchase accounting standards for these business combinations.

Note 13 – Recently Issued or Adopted Accounting Pronouncements

In May 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-06, Codification Improvements to Topic 942, Financial Services – Depository and Lending. This ASU 2018-06 removes outdated guidance related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency. The amendments in this update are effective upon issuance. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue arose as a result of the enactment of the Tax Cuts and Jobs Act of 2017, which changed the Company’s federal income tax rate from 35% to 21%. Specifically, this ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018, although early adoption is permitted. The Company elected to early adopt this standard and accordingly reclassified $84,000 that was stranded in accumulated other comprehensive income to retained earnings as of December 31, 2017.

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

In January 2017, the FASB issued guidance within ASU 2017-04, Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 to Topic 350, Intangibles - Goodwill and Other, modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Accordingly, the amendments eliminate Step 2 from the goodwill impairment test because goodwill impairment will no longer be determined by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (Topic 606). The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company’s revenue has been more significantly weighted towards net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income has not been as significant. The Company is continuing to assess its revenue streams and reviewing its contracts with customers that are potentially affected by the new guidance, including fees on deposits, gains and losses on the sale of other real estate owned, credit and debit card interchange fees, and credit card revenue, to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. However, the Company’s revenue recognition pattern for these revenue streams is not expected to change materially from prior practice. In addition, the Company continues to follow implementation issues specific to financial institutions, which are still under discussion by the FASB’s Transition Resource Group. The Company adopted the ASU on January 1, 2018 utilizing the modified retrospective approach, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company leases some of its banking offices under lease agreements that it classifies as operating leases. The Company is currently evaluating the impact that the new guidance will have on its consolidated financial statements, and, based on preliminary estimates, expects to record a right-of-use lease asset and a lease liability of approximately $9.3 million. Additionally, the inclusion of these right-of-use lease assets in the Company’s balance sheet is expected to impact total risk-weighted assets.

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

Through the Bank, we provide a broad array of financial services to businesses, business owners and professionals through seven full-service banking offices in Alabama, twenty-five full-service banking offices in Florida, and five full-service banking offices in the Atlanta, Georgia metro area. We also own a 70% equity interest in CBI Holding Company, LLC (”CBI”), which owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services primarily to transportation companies and automotive parts and service providers throughout the United States and parts of Canada.

Overview of Second Quarter 2018 Results

Several important measures from the 2018 second quarter include:

●	Net income was $10.7 million, compared to $6.4 million during the second quarter of 2017.
●	Net interest margin (taxable equivalent) of 4.77%, compared to 4.34% for the second quarter of 2017.
●	Return on average assets of 1.36%, compared to 1.06% for the second quarter of 2017.
●

Loan growth (excluding mortgage loans held-for-sale) of $16.5 million, representing a 2.7% annualized growth rate. Excluding factoring receivables, loans grew $11.3 million, representing a 1.9% annualized growth rate.

●	Deposits growth of $92.2 million, representing a 14.5% annualized growth rate.
●	$149.6 million in mortgage production, compared to $133.1 million for the second quarter of 2017.
●	$309.5 million in purchased volume in the factoring division, compared to $251.0 million for the second quarter of 2017.
●	Annualized net charge-offs of 0.11%, compared to 0.07% in net charge-offs for the second quarter of 2017.
●	A provision for loan losses of $856 thousand, compared to $1.2 million for the second quarter of 2017.
●	Ending book value per share of $29.97.

2018 Acquisition Activity

FirstAtlantic Financial Holdings, Inc.

On January 1, 2018, the Company closed the previously announced merger of FirstAtlantic Financial Holdings, Inc. (“FirstAtlantic”), the parent company of FirstAtlantic Bank, headquartered in Jacksonville, Florida, with and into NCC. Immediately following the holding company merger, FirstAtlantic Bank merged with and into NBC, but NBC continues to operate the former offices of FirstAtlantic Bank as branch offices of NBC under the trade name “FirstAtlantic Bank, a division of National Bank of Commerce.”

In connection with the merger, each share of common stock of FirstAtlantic issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.44 shares of NCC common stock and cash in the amount of $17.25. NCC paid approximately $12,802,000 in cash and issued 2,393,382 shares of common stock in exchange for all of the issued and outstanding shares of FirstAtlantic common stock at the effective time of the merger. Because the FirstAtlantic merger became effective on January 1, 2018, the results of operations attributable to FirstAtlantic are included in the Company’s consolidated 2018 results but not in the corresponding periods of 2017. See Note 10 to the Unaudited Consolidated Financial Statements for more information on the acquisition.

Premier Community Bank of Florida

Effective July 1, 2018, the previously announced merger with Premier Community Bank of Florida (“Premier”) was completed. Premier merged with and into NBC, but NBC continues to operate the former offices of Premier under the trade name “Premier Community Bank of Florida, a division of National Bank of Commerce.”

At the effective time of the merger, each share of common stock of Premier issued and outstanding was converted into the right to receive 0.4218 shares of NCC common stock and $0.93 in cash, without interest. The Company paid approximately $2,275,000 in cash and issued 1,028,092 shares of NCC common stock for the issued and outstanding shares of Premier common stock. Because the Premier merger became effective on July 1, 2018, the results of operations attributable to Premier are not included in the Company’s results of operations for the three and six months ended June 30, 2018.

Landmark Bancshares, Inc.

Effective August 1, 2018, the previously announced merger with Landmark Bancshares, Inc. (“Landmark”) was completed. Landmark was the parent company of First Landmark Bank, headquartered in Marietta, Georgia, and was merged with and into NCC. Immediately following the holding company merger, First Landmark Bank merged with and into NBC, but NBC continues to operate the former offices of First Landmark Bank as branch offices of NBC under the trade name “First Landmark Bank, a division of National Bank of Commerce.”

At the effective time of the merger, each share of Landmark common stock issued and outstanding was converted into the right to receive 0.5961 shares of NCC common stock and $1.33 in cash, without interest. The Company paid approximately $5.2 million in cash and issued approximately 2,334,585 shares of NCC common stock for the issued and outstanding shares of Landmark common stock. Because the Landmark merger became effective on August 1, 2018, the results of operations attributable to Landmark are not included in the Company’s results of operations for the three and six months ended June 30, 2018.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the notes to NCC’s audited consolidated financial statements as of and for the year ended December 31, 2017, which are contained in our most recent Annual Report on Form 10-K. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes the more complex policies involving a significant degree of judgment about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the creditworthiness of borrowers and the estimated value of underlying collateral, assumptions about cash flow, determinations of loss factors for estimating credit losses and judgments regarding the impact of current events, conditions and other factors affecting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we ultimately realize may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional, national and global economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to NCC’s consolidated financial statements as of and for the year ended December 31, 2017, which are contained in our most recent Annual Report on Form 10-K, and elsewhere in this report under the section “Allowance for Loan Losses and Provision for Loan Losses.”

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

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2018 and June 30, 2017

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.

Net Income

During the three months ended June 30, 2018, our net income was $10.7 million, compared to $6.4 million for the three months ended June 30, 2017, an increase of 65.7%. During the six months ended June 30, 2018, our net income was $19.8 million, compared to $12.4 million for the six months ended June 30, 2017, an increase of 59.8%. Our results of operations for the three-month and six-month periods ended June 30, 2018 included the results of FirstAtlantic and Patriot Bank, which we acquired on January 1, 2018 and August 31, 2017, respectively, and, therefore, their results are not included in our results of operations for the three-month or six-month periods ended June 30, 2017.

The primary reason for the increase in net income for the three and six months ended June 30, 2018 compared to the same period of 2017 was an increase in net interest income. During the three months ended June 30, 2018, net interest income was $33.4 million, an increase of $9.5 million, or 39.5%, compared to the three months ended June 30, 2017. During the six months ended June 30, 2018, net interest income was $66.3 million, an increase of $19.9 million, or 42.9%, compared to the six months ended June 30, 2017. This increase was a result of higher levels of loan volume and other earning assets from organic growth and the acquisitions of FirstAtlantic and Patriot Bank.

The increase in net interest income was partially offset by a reduction in noninterest income and increase in noninterest expenses during the three and six months ended June 30, 2018 compared to the same periods of 2017. Total noninterest income during the three months ended June 30, 2018 was $4.7 million, a decrease of $425 thousand, or 8.3%, compared to the three months ended June 30, 2017. Total noninterest income during the six months ended June 30, 2018 was $9.4 million, a decrease of $1.2 million, or 11.0%, compared to the six months ended June 30, 2017. The primary reason for the overall decrease in noninterest income was a reduction in revenue from the mortgage division. During the three months ended June 30, 2018, mortgage origination and fee income was $2.3 million, a decrease of $892 thousand compared to the three months ended June 30, 2017. During the six months ended June 30, 2018, mortgage origination and fee income was $4.2 million, a decrease of $2.1 million compared to the six months ended June 30, 2017.

Total noninterest expense during the three months ended June 30, 2018 was $22.6 million, an increase of $4.9 million, or 27.5%, compared to the three months ended June 30, 2017. Total noninterest expense during the six months ended June 30, 2018 was $46.6 million, an increase of $10.4 million, or 28.7%, compared to the six months ended June 30, 2017. This increase was primarily a result of the addition of the operating expenses of FirstAtlantic and Patriot Bank and costs associated with the growth of the Company. FirstAtlantic and Patriot Bank were not included in our results of operations for the three or six months ended June 30, 2017.

The largest contributors to the changes in our net interest income, noninterest income and noninterest expense for the three and six months ended June 30, 2018 compared to the same periods of 2017 were the additional revenues and expenses of FirstAtlantic and Patriot Bank, which we acquired on January 1, 2018 and August 31, 2017, respectively. The following table details the contributions of FirstAtlantic and Patriot Bank to selected consolidated totals for the three and six months ended June 30, 2018.

	For The Three Months Ended June 30, 2018			For The Six Months Ended June 30, 2018
	FirstAtlantic	Patriot Bank	Total	FirstAtlantic	Patriot Bank	Total
Net interest income	$4,153	1,825	5,978	$8,249	3,567	11,816
Noninterest income	$419	56	475	$875	91	966
Noninterest expense (1)	$2,959	743	3,702	$5,709	1,514	7,223

(1) Excludes merger-related expense of $2.4 million attributable to FirstAtlantic during the six months ended June 30, 2018.

Net Interest Income and Net Interest Margin Analysis

Comparison of Net Interest Income for the Three Months Ended June 30, 2018 and 2017

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

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Three Months Ended
(Dollars in thousands)	June 30, 2018			June 30, 2017
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans (1)	$2,480,578	$35,501	5.74%	$1,849,258	$24,823	5.38%
Mortgage loans held-for-sale	23,247	215	3.71	18,321	170	3.72
Securities:
Taxable securities	155,062	1,212	3.14	81,645	606	2.98
Tax-exempt securities (1)	24,393	257	4.23	25,573	313	4.91
Cash balances in other banks	132,868	596	1.80	249,361	676	1.09
Total interest-earning assets	2,816,148	$37,781	5.38	2,224,158	$26,588	4.79
Noninterest-earning assets	333,297			218,088
Total assets	$3,149,445			$2,442,246

Liabilities and shareholders' equity
Interest-bearing transaction accounts	$517,769	$632	0.49%	$341,238	$243	0.29%
Savings and money market deposits	975,986	2,182	0.90	821,130	1,138	0.56
Time deposits	342,890	1,038	1.21	290,097	673	0.93
Federal Home Loan Bank advances and other borrowed money	7,243	72	3.99	7,000	70	4.01
Subordinated debt	24,574	386	6.30	24,520	389	6.36
Total interest-bearing liabilities	1,868,462	$4,310	0.93	1,483,985	$2,513	0.68
Noninterest-bearing deposits	746,940			612,910
Total funding sources	2,615,402			2,096,895
Noninterest-bearing liabilities	23,085			16,465
Shareholders' equity	510,958			328,886
Total liabilities and shareholders' equity	$3,149,445			$2,442,246
Net interest rate spread			4.45%			4.11%
Net interest income/margin (taxable equivalent)		33,471	4.77%		24,075	4.34%
Tax equivalent adjustment		68			122
Net interest income/margin		$33,403	4.76%		$23,953	4.32%

(1) Yields on tax-exempt loans and securities have been computed on a tax-equivalent basis using an income tax rate of 25.25% and 37.00% for the three-month periods ended June 30, 2018 and 2017, respectively.

Net interest income increased $9.5 million, or 39.5%, to $33.4 million for the three months ended June 30, 2018, compared to $24.0 million for the same period of 2017. The increase was due to an increase in interest income of $11.2 million, resulting from higher levels of loan volume from organic growth and the acquisitions of FirstAtlantic and Patriot Bank. This increase in interest income was partially offset by a $1.8 million increase in interest expense. The increase in interest income was primarily due to a 34.1% increase in average loans outstanding for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. Our average investment in taxable securities increased $73.4 million, or 89.9%, to $155.1 million for the three months ended June 30, 2018, compared to $81.6 million for the three months ended June 30, 2017. The resulting net interest margin for the three months ended June 30, 2018 rose to 4.76%, from 4.32% during the three months ended June 30, 2017.

Interest-earning assets averaged $2.8 billion for the three months ended June 30, 2018, compared to $2.2 billion for the three months ended June 30, 2017, an increase of $592.0 million, or 26.6%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased 0.59%, to 5.38% for the three months ended June 30, 2018, compared to 4.79% for the three months ended June 30, 2017. During the three months ended June 30, 2018, the loan yield was 5.74%, compared to 5.38% during the three months ended June 30, 2017. The increase in loan yield was attributable to recent increases in short-term interest rate indices, such as the prime rate and 30-day LIBOR and increased accretion on our acquired loan portfolios due to early pay-offs, resolution of problem credits and higher balances of acquired loans with associated accretable discounts due to the FirstAtlantic and Patriot Bank acquisitions. FirstAtlantic and Patriot Bank contributed average loan balances of $442.9 million during the three months ended June 30, 2018.

Interest-bearing liabilities averaged $1.9 billion for the three months ended June 30, 2018, compared to $1.5 billion for the three months ended June 30, 2017, an increase of $384.5 million, or 25.9%. The rate on total interest-bearing liabilities was 0.93% for the three months ended June 30, 2018, compared to 0.68% for the three months ended June 30, 2017. The increase in average deposits was due primarily to the inclusion of FirstAtlantic’s and Patriot Bank’s deposits in our results for the three months ended June 30, 2018. Interest-bearing liability costs increased due to increased rates on deposit accounts, primarily as a result of the effect of increases in short-term rate indices, such as the prime rate, and some resultant competitive pricing pressure in certain account types. FirstAtlantic and Patriot Bank contributed average interest-bearing deposit balances of $339.3 million during the three months ended June 30, 2018.

Average noninterest-bearing deposits increased to $746.9 million during the three months ended June 30, 2018, representing an increase of $134.0 million compared to the three months ended June 30, 2017.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended
	June 30,
(Dollars in thousands)	2018 vs. 2017
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$8,944	$1,734	$10,678
Mortgage loans held-for-sale	46	(1)	45
Securities:
Taxable securities	572	34	606
Tax-exempt securities	(14)	(42)	(56)
Cash balances in other banks	(402)	322	(80)
Funds sold	-	-	-
Total interest-earning assets	$9,146	$2,047	$11,193

Interest-bearing liabilities
Interest-bearing transaction accounts	$163	$226	$389
Savings and money market deposits	245	799	1,044
Time deposits	137	228	365
Federal Home Loan Bank advances and other borrowed money	2	-	2
Subordinated debt	1	(4)	(3)
Total interest-bearing liabilities	$548	$1,249	$1,797

Net interest income
Net interest income (taxable equivalent)	8,598	798	9,396
Taxable equivalent adjustment	(51)	(3)	(54)
Net interest income	$8,649	$801	$9,450

Comparison of Net Interest Income for the Six Months Ended June 30, 2018 and 2017

The following table shows, for the periods indicated, the average balances of each principal category of our assets, liabilities and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Six Months Ended
(Dollars in thousands)	June 30, 2018			June 30, 2017
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans (1)	$2,466,046	$69,720	5.70%	$1,821,404	$48,201	5.34%
Mortgage loans held-for-sale	20,341	423	4.19	20,055	392	3.94
Securities:
Taxable securities	153,912	2,382	3.12	84,836	1,177	2.80
Tax-exempt securities (1)	24,778	508	4.13	25,698	630	4.94
Cash balances in other banks	135,598	1,125	1.67	253,991	1,211	0.96
Funds sold	1,465	10	1.38	-	-	0.00
Total interest-earning assets	2,802,140	$74,168	5.34	2,205,984	$51,611	4.72
Noninterest-earning assets	330,963			219,041
Total assets	$3,133,103			$2,425,025

Liabilities and shareholders' equity
Interest-bearing transaction accounts	470,913	954	0.41%	336,824	460	0.28%
Savings and money market deposits	1,007,195	3,998	0.80	812,879	2,234	0.55
Time deposits	334,994	1,861	1.12	298,205	1,370	0.93
Federal Home Loan Bank advances and other borrowed money	7,222	143	3.99	8,002	141	3.55
Subordinated debt	24,567	774	6.35	24,514	777	6.39
Total interest-bearing liabilities	1,844,891	$7,730	0.84	1,480,424	$4,982	0.68
Noninterest-bearing deposits	759,579			606,937
Total funding sources	2,604,470			2,087,361
Noninterest-bearing liabilities	22,676			16,692
Shareholders' equity	505,957			320,972
Total liabilities and shareholders' equity	$3,133,103			$2,425,025
Net interest rate spread			4.50%			4.04%
Net interest income/margin (taxable equivalent)		66,438	4.78%		46,629	4.26%
Tax equivalent adjustment		135			246
Net interest income/margin		$66,303	4.77%		$46,383	4.24%

(1) Yields on tax-exempt loans and securities have been computed on a tax-equivalent basis using an income tax rate of 25.25% and 37.00% for the three-month periods ended March 31, 2018 and 2017, respectively.

Net interest income increased $19.9 million, or 42.9%, to $66.3 million for the six months ended June 30, 2018, compared to $46.4 million for the same period of 2017. The increase was due to an increase in interest income of $22.7 million, resulting from higher levels of loan volume from organic growth and the acquisitions of FirstAtlantic and Patriot Bank. This increase in interest income was partially offset by a $2.7 million increase in interest expense. The increase in interest income was primarily due to a 35.4% increase in average loans outstanding for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Our average investment in taxable securities increased $69.1 million, or 81.4%, to $153.9 million for the six months ended June 30, 2018, compared to $84.8 million for the six months ended June 30, 2017. The resulting net interest margin for the six months ended June 30, 2018 rose to 4.77%, from 4.24% during the six months ended June 30, 2017.

Interest-earning assets averaged $2.8 billion for the six months ended June 30, 2018, compared to $2.2 billion for the six months ended June 30, 2017, an increase of $596.2 million, or 27.0%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased 0.62%, to 5.34% for the six months ended June 30, 2018, compared to 4.72% for the six months ended June 30, 2017. During the six months ended June 30, 2018, the loan yield was 5.70%, compared to 5.34% during the six months ended June 30, 2017. The increase in loan yield was attributable to recent increases in short-term interest rate indices, such as the prime rate and 30-day LIBOR and increased accretion on our acquired loan portfolios due to early pay-offs, resolution of problem credits and higher balances of acquired loans with associated accretable discounts due to the FirstAtlantic and Patriot Bank acquisitions. FirstAtlantic and Patriot Bank contributed average loan balances of $439.7 million during the six months ended June 30, 2018.

Interest-bearing liabilities averaged $1.8 billion for the six months ended June 30, 2018, compared to $1.5 billion for the six months ended June 30, 2017, an increase of $364.5 million, or 24.6%. The rate on total interest-bearing liabilities was 0.84% for the six months ended June 30, 2018, compared to 0.68% for the six months ended June 30, 2017. The increase in average deposits was due primarily to the inclusion of FirstAtlantic’s and Patriot Bank’s deposits in our results for the six months ended June 30, 2018. Interest-bearing liability costs increased due to increased rates on deposit accounts, primarily as a result of the effect of increases in short-term rate indices, such as the prime rate, and some resultant competitive pricing pressure in certain account types. FirstAtlantic and Patriot Bank contributed average interest-bearing deposit balances of $344.2 million during the six months ended June 30, 2018.

Average noninterest-bearing deposits increased to $759.6 million during the six months ended June 30, 2018, representing an increase of $152.6 million compared to the six months ended June 30, 2017.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2018 vs. 2017
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$18,036	3,483	21,519
Mortgage loans held-for-sale	6	25	31
Securities:
Taxable securities	1,055	150	1,205
Tax-exempt securities	(22)	(100)	(122)
Cash balances in other banks	(726)	640	(86)
Funds sold	10	-	10
Total interest-earning assets	$18,359	4,198	22,557

Interest-bearing liabilities
Interest-bearing transaction accounts	$223	271	494
Savings and money market deposits	617	1,147	1,764
Time deposits	182	309	491
Federal Home Loan Bank advances and other borrowed money	(14)	16	2
Subordinated debt	2	(5)	(3)
Total interest-bearing liabilities	$1,010	1,738	2,748

Net interest income
Net interest income (taxable equivalent)	17,349	2,460	19,809
Taxable equivalent adjustment	(97)	(14)	(111)
Net interest income	$17,446	2,474	19,920

Provision for Loan Losses

During the three and six months ended June 30, 2018, we recorded a provision for loan losses of $856 thousand and $2.2 million, respectively. During the three and six months ended June 30, 2017, we recorded a provision for loan losses of $1.2 million and $1.3 million, respectively. The provision expense during the three months ended June 30, 2018 is lower than same period of 2017 due to reduced loan growth during the three months ended June 30, 2018 resulting from pay-offs and strong asset quality metrics. Provision for loan losses for the six months ended June 30, 2018 is higher due to the additional expense resulting from loan growth during the first quarter of 2018 and net charge-offs in the factored receivables portfolio that required additional provision expense.

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses (which is a charge to earnings) and loan recoveries, and is decreased by charge-offs. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated and an impairment is deemed necessary, the impaired portion of the loan amount generally is charged off. As of June 30, 2018, $74 thousand of our recorded allowance was related to impaired loans.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2018	2017	2018	2017
Service charges and fees on deposit accounts	$1,029	$640	$2,041	1,307
Mortgage origination and fee income	2,262	3,154	4,157	6,299
Merchant sponsorship revenue	675	602	1,395	1,346
Income from bank-owned life insurance	276	219	562	435
Wealth management fees	15	14	30	24
Gain (loss) on sale of other real estate, net	(32)	105	139	104
Gain on sale of investments available-for-sale	2	28	193	28
Other noninterest income	448	338	866	997
Total noninterest income	$4,675	$5,100	$9,383	10,540

Noninterest income for the three months ended June 30, 2018 and 2017 was $4.7 million and $5.1 million, respectively. Noninterest income for the six months ended June 30, 2018 and 2017 was $9.4 million and $10.5 million, respectively. The inclusion of FirstAtlantic and Patriot Bank in our results of operations for the three and six months ended June 30, 2018 contributed approximately $475 thousand and $966 thousand, respectively, in noninterest income for each period.

All categories of recurring noninterest income except for mortgage origination and fee income experienced an increase during the three and six months ended June 30, 2018 compared to the same periods of 2017. Mortgage division income decreased $892 thousand during the three months ended June 30, 2018 and totaled $2.3 million for this period, compared to $3.2 million during the three months ended June 30, 2017. Mortgage division income decreased $2.1 million during the six months ended June 30, 2018 and totaled $4.2 million for this period, compared to $6.3 million during the six months ended June 30, 2017. Recent interest rate increases have negatively impacted our mortgage loan pricing and led to lower mortgage division income notwithstanding higher origination volume during the three and six months ended June 30, 2018 compared to the same period of 2017. During the three months ended June 30, 2018, total production was $149.6 million, compared to $133.1 million during the three months ended June 30, 2017. During the six months ended June 30, 2018, total production was $264.5 million, compared to $264.0 million during the six months ended June 30, 2017. During the three months ended June 30, 2018, refinance activity accounted for 17.0% of production volume, compared to 24.0% during the same period in 2017 and 27.8% during the first quarter of 2018.

Service charges and fees on deposit accounts increased by $389 thousand to $1.0 million for the three months ended June 30, 2018, and increased $734 thousand to $2.0 million for the six months ended June 30, 2018, compared to the same periods in 2017. The inclusion of FirstAtlantic and Patriot Bank in our results of operations for the three and six months ended June 30, 2018 contributed approximately $171 thousand and $431 thousand, respectively, to this increase for each period of 2018, and the remaining portion of this increase was the result of an increase in the number of deposit accounts.

Income from bank-owned life insurance increased $57 thousand to $276 thousand for the three months ended June 30, 2018, and increased $127 thousand to $562 thousand for the six months ended June 30, 2018, compared to the same periods in 2017. The increase for each period was due to the addition of bank-owned life insurance acquired in the FirstAtlantic transaction.

Merchant sponsorship revenue increased by $73 thousand to $675 thousand for the three months ended June 30, 2018, and increased $49 thousand to $1.4 million for the six months ended June 30, 2018, compared to the same periods in 2017. The increase was due to growth in the volume of transactions we processed.

Noninterest Expense

The increase in our total noninterest expense during the three and six months ended June 30, 2018 reflects the continued growth of the Company (organic growth and growth through acquisitions), as well as the expansion of our operational framework, employee base and facilities infrastructure as we build the foundation to support our growth strategies.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2018	2017	2018	2017
Salaries and employee benefits	$12,498	$9,663	$24,958	19,736
Commission-based compensation	1,825	1,684	3,326	3,407
Occupancy and equipment expense	2,025	1,479	4,019	2,952
Data processing expenses	1,369	1,007	4,725	1,955
Advertising and marketing expenses	361	327	629	795
Legal fees	496	193	656	426
FDIC insurance assessments	226	408	507	666
Property and casualty insurance premiums	251	209	475	352
Accounting and audit expenses	332	294	667	612
Consulting and other professional expenses	568	517	1,106	1,014
Telecommunications expenses	227	169	456	355
Other real estate owned, repossessed asset and other collection expenses	71	49	140	321
Core deposit intangible amortization	738	348	1,477	696
Other noninterest expense	1,632	1,390	3,453	2,911
Total noninterest expense	$22,619	$17,737	$46,594	36,198

Noninterest expense for the three months ended June 30, 2018 and 2017 was $22.6 million and $17.7 million, respectively. Noninterest expense for the six months ended June 30, 2018 and 2017 was $46.6 million and $36.2 million, respectively. During the three months ended March 31, 2018, we incurred $2.4 million in merger-related expenses, of which approximately $2.1 million was associated with the termination of a data processing contract for FirstAtlantic. Combined noninterest expense for the three and six months ended June 30, 2018 at FirstAtlantic and Patriot Bank were approximately $3.7 million and $7.2 million, respectively (excluding merger-related expenses of $2.4 million during the six months ended June 30, 2018). The inclusion of FirstAtlantic and Patriot Bank accounts for most of the increase in noninterest expense recorded during each period of 2018 compared to the same periods in 2017.

Two of the largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits and commission-based compensation. Salaries continue to increase as our company grows and we expand our presence in the markets we serve. Higher incentive compensation accruals during the three and six months ended June 30, 2018 and a larger workforce have contributed to the increase in salaries and employee benefits. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at Corporate Billing. Total commission-based compensation increased due to higher mortgage origination volume and activity at Corporate Billing during the three months ended June 30, 2018 compared to the same period of 2017 and decreased $81 thousand during the six months ended June 30, 2018. Additionally, salaries and benefits for FirstAtlantic and Patriot Bank employees contributed approximately $2.3 million of the $2.8 million increase in salaries and employee benefits expense recorded during the three months ended June 30, 2018 and approximately $4.6 million of the $5.2 million increase in salaries and employee benefits expense recorded during the six months ended June 30, 2018.

Many categories of noninterest expense increased during the three and six months ended June 30, 2018 compared to same periods of 2017. This was largely a result of the additional expenses associated with the operations of FirstAtlantic and Patriot Bank, including $2.1 million to terminate FirstAtlantic’s contract with its previous core operating system provider.

Income Tax Provision

Income tax expense of $3.3 million was recognized during the three months ended June 30, 2018 and 2017. Income tax expense of $6.1 million was recognized during the six months ended June 30, 2018 and 2017. Our effective tax rate for the three months ended June 30, 2018 was 22.6% (23.6% including the minority interest in CBI), compared to 32.3% (33.7% including the minority interest in CBI) during the three months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018 was 22.6% (23.5% including the minority interest in CBI), compared to 31.5% (33.1% including the minority interest in CBI) during the six months ended June 30, 2017. The lower effective tax rate and the overall tax expense for the three and six months ended June 30, 2018 reflects the lower federal income tax rates implemented by the Tax Cuts and Jobs Act of 2017. The effective tax rates are also affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at June 30, 2018 and December 31, 2017

Overview

Our total assets increased $476.7 million, or 17.4%, from $2.7 billion at December 31, 2017 to $3.2 billion at June 30, 2018. Loans increased by $359.1 million, or 16.8%, during the first six months of 2018. Total investment securities increased by $50.1 million, or 45.0%, during the first six months of 2018. Cash and cash equivalents decreased by $17.5 million during the first six months of 2018. The FirstAtlantic acquisition, which became effective of January 1, 2018, added total assets and loans of $489.6 million and $303.8 million, respectively.

During the first six months of 2018, deposits increased $357.9 million and totaled $2.6 billion at June 30, 2018. The FirstAtlantic acquisition added $374.3 million in deposits. However, during the first three months of 2018, a large portion of our year-end seasonal deposits left the Bank, consistent with historical deposit fluctuations experienced at the Bank. We also had some large deposit customers move deposits to other investment types as rates became more attractive. During the three months ended June 30, 2018, deposits increased $92.2 million.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that management attempts to control and counterbalance. Total loans averaged $2.5 billion during the six months ended June 30, 2018, or 88.0% of average earning assets, compared to $1.8 billion, or 82.6% of average earning assets, for the six months ended June 30, 2017. At June 30, 2018, total loans, net of unearned income, were $2.5 billion, compared to $2.1 billion at December 31, 2017, an increase of $359.1 million, or 16.8%. Excluding the loans acquired in the FirstAtlantic acquisition, loans increased by $55.2 million, or 2.6%.

The organic, or non-acquired, growth in the Bank’s loan portfolio is attributable to the Bank’s ability to attract new customers from other financial institutions. We have also been successful in building banking relationships with new customers in all of the markets that we serve. We have hired several new bankers in our markets, who have transitioned a number of their former clients and new clients to the Bank. Our bankers are expected to be involved in their communities and to maintain business development efforts to develop relationships with clients, and our philosophy is to be responsive to customer needs by providing decisions in a timely manner. In addition to our business development efforts, many of the markets in which we operate have shown signs of economic recovery over the past few years, which has increased demand for the services that we provide. The organic loan growth during the six months ended June 30, 2018 was lower than our historical growth; however, we believe some of our growth during the fourth quarter of 2017 may have been activity that normally would have occurred during the first three months of 2018, and during the six months ended June 30, 2018, we experienced unusually high loan pay-offs and principal reductions. Origination activity has remained strong, but overall loan growth has been muted during 2018 due to the 2018 payoff activity.

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	As of
	June 30,		December 31,
(Dollars in thousands)	2018		2017
	Amount	Percent of Total	Amount	Percent of Total
Construction, land development and other land loans	$265,801	10.64%	$231,030	10.80%
Secured by farmland	16,587	0.66	17,726	0.83
Secured by 1-4 family residential properties	598,240	23.95	508,935	23.80
Secured by multifamily (5 or more) residential properties	63,836	2.56	60,054	2.81
Secured by nonfarm nonresidential properties	1,069,883	42.83	888,289	41.53
Loans secured by real estate	2,014,347	80.64	1,706,034	79.77
Commercial and industrial loans	287,745	11.53	258,577	12.09
Factored commercial receivables	141,455	5.66	118,710	5.55
Consumer loans	27,983	1.12	26,314	1.23
Other loans	26,346	1.05	29,082	1.36
Total gross loans	2,497,876	100.00%	2,138,717	100.00%
Unearned income	(744)		(659)
Total loans, net of unearned income	2,497,132		2,138,058
Allowance for loan losses	(15,997)		(14,985)
Total net loans	$2,481,135		$2,123,073

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

The principal component of our loan portfolio is loans secured by real estate. At June 30, 2018, this category totaled $2.0 billion and represented 80.6% of our total loan portfolio, compared to $1.7 billion, or 79.8% of the total loan portfolio, at December 31, 2017. Each category of real estate mortgage loans (except for loans secured by farmland) increased during the first six months of 2018.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $181.6 million, or 20.4%, to $1.1 billion at June 30, 2018, compared to $888.3 million at December 31, 2017. Excluding the acquired FirstAtlantic loans, commercial mortgage loans increased by $14.2 million, or 1.6%, during the six months ended June 30, 2018. Commercial mortgage loans represent the single largest category of our loans, and at June 30, 2018, accounted for 42.8% of our entire loan portfolio. Our management team has a great deal of experience and expertise in commercial mortgage loans, and this loan type has traditionally represented a large portion of our loan portfolio. Of the $1.1 billion in total commercial mortgage loans at June 30, 2018, approximately $448.2 million were loans secured by owner-occupied properties. The following table provides a summary of our non-owner-occupied commercial mortgage loans as of the dates indicated.

	As of
	June 30,	December 31,
(Dollars in thousands)	2018	2017
Office	$139,831	$122,554
Retail	263,980	203,647
Industrial/Warehouse	59,122	51,852
Other	158,727	131,711
Total	$621,660	$509,764

Residential mortgage loans increased by $89.3 million, or 17.5%, to $598.2 million at June 30, 2018, compared to $508.9 million at December 31, 2017. Excluding the acquired FirstAtlantic loans, residential mortgage loans increased by $5.2 million, or 1.0%, during the six months ended June 30, 2018. At June 30, 2018, residential mortgage loans accounted for 24.0% of our entire loan portfolio.

Real estate construction, land development and other land loans totaled $265.8 million at June 30, 2018, an increase of 15.1% from $231.0 million at December 31, 2017. Excluding the acquired FirstAtlantic loans, real estate construction, land development and other land loans increased by $16.3 million, or 7.0%, during the six months ended June 30, 2018. At June 30, 2018, this loan type accounted for 10.6% of our total loan portfolio.

Commercial and industrial loans totaled $287.7 million at June 30, 2018, an increase of 11.3% from $258.6 million at December 31, 2017. Excluding the acquired FirstAtlantic loans, commercial and industrial loans increased by $6.5 million, or 2.5%, during the six months ended June 30, 2018. At June 30, 2018, this loan type accounted for 11.5% of our total loan portfolio.

Factored commercial receivables totaled $141.5 million at June 30, 2018, compared to $118.7 million at December 31, 2017. This balance fluctuates based on several variables, such as when receivables are purchased and when and how quickly payments are received.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

ALLOWANCE FOR LOAN LOSSES

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Total loans outstanding, net of unearned income	$2,497,132	$1,878,594	$2,497,132	1,878,594
Average loans outstanding, net of unearned income	$2,480,578	$1,849,258	$2,466,046	1,821,404
Allowance for loan losses at beginning of period	$15,839	$12,565	$14,985	12,113
Charge-offs:
Loans secured by real estate	381	44	411	44
Commercial and industrial loans	243	1	260	1
Factored receivables	881	722	1,905	1,352
Consumer loans	30	-	46	31
All other loans	6	1	16	1
Total charge-offs	1,541	768	2,638	1,429
Recoveries:
Loans secured by real estate	126	15	126	19
Commercial and industrial loans	18	1	25	3
Factored receivables	699	417	1,321	965
Consumer loans	-	4	2	6
All other loans	-	18	2	419
Total recoveries	843	455	1,476	1,412
Net charge-offs	698	313	1,162	17
Provision for loan losses	856	1,155	2,174	1,311
Allowance for loan losses at period end	$15,997	$13,407	$15,997	13,407
Allowance for loan losses to period end loans	0.64%	0.71%	0.64%	0.71%
Net charge-offs to average loans	0.11%	0.07%	0.10%	0.00%

The table above does not include the allowances of banks that we have acquired that were established prior to each bank’s respective date of acquisition. In accordance with ASC Topic 805, Business Combinations, these acquired entities’ respective allowances for loan losses were not brought forward at acquisition; instead, the acquired loans were recorded at fair value, and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At June 30, 2018, our acquired loan portfolios totaled $741.3 million and had an aggregate related non-accretable difference of $6.1 million and accretable discount of $11.5 million.

For the acquired loan portfolio, the allowance is determined for each loan pool and compared to the remaining discount for that pool. If the allowance amount calculated under the Company’s methodology is greater than the Company’s remaining discount on the acquired loan portfolio, this amount is added to the reported allowance through a provision for loan losses. If the allowance amount calculated under the Company’s methodology is less than the Company’s recorded discount, no additional allowance or provision is recognized. Our analysis indicates that no additional allowance is necessary on our acquired loan portfolio as of June 30, 2018.

Overall, asset quality indicators have remained steady or even improved, and, as a result, provision expense related directly to asset quality has been minimal. During the six months ended June 30, 2018, we recorded a provision expense of $2.2 million due to organic loan growth and the maturity and renewal of approximately $27.8 million in previously acquired loans. These loans are no longer classified as acquired and have no remaining discount based on the fact that they have now been underwritten by the Company. During the six months ended June 30, 2018, Corporate Billing experienced net charge-offs of $584 thousand and required loan loss provision expense of the same amount.

Allocation of the Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of
	June 30,		December 31,
	2018		2017
(Dollars in thousands)	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$3,344	12.57%	$2,511	13.45%
Factored receivables	600	5.66	600	5.55
Real estate - mortgage	9,993	70.01	9,845	68.97
Real estate - construction	1,924	10.64	1,884	10.80
Consumer	136	1.12	145	1.23
	$15,997	100.00%	$14,985	100.00%

Our allowance for loan losses is composed of general reserves and specific reserves. General reserves are determined by applying loss percentages to each segment of our portfolio based on that segment’s historical loss experience and adjustment factors derived from internal and external environmental conditions. All loans considered to be impaired are evaluated on an individual basis to determine specific reserve allocations in accordance with U.S. GAAP. Loans for which specific reserves are evaluated are excluded from the calculation of general reserves.

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated.

NONPERFORMING ASSETS

	For the Six Months Ended
	June 30,		December 31,
(Dollars in thousands)	2018	2017	2017

Non-accrual loans	$2,755	2,877	2,722
Loans past due 90 days or more and still accruing	408	1,172	677
Total nonperforming loans	3,163	4,049	3,399
Other real estate and repossessed assets	1,339	-	1,094
Total nonperforming assets	$4,502	4,049	4,493
Allowance for loan losses to period-end loans	0.64%	0.71%	0.70%
Allowance for loan losses to period-end nonperforming loans	505.75	331.12	440.86
Net charge-offs to average loans	0.10	0.00	0.05
Nonperforming assets to period-end loans and foreclosed property and repossessed assets	0.18	0.22	0.21
Nonperforming loans to period-end loans	0.13	0.22	0.16

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

Total nonperforming assets were $4.5 million at June 30, 2018 and December 31, 2017. Asset quality has been and will continue to be a primary focus of management.

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

During the six months ended June 30, 2018, we sold seventy-five debt securities that we acquired in connection with the acquisition of FirstAtlantic for total proceeds of $81.3 million and did not realize a gain or loss on the sale. We liquidated the acquired portfolio at the time of acquisition and reinvested the proceeds as needed in securities that meet our interest rate risk parameters and credit quality metrics. In addition to these sales, during the six months ended June 30, 2018, we sold ten debt securities from our legacy portfolio totaling $9.2 million and realized a gain of $193 thousand. The securities sold were low-factor residential mortgage-backed securities and one subordinated note issued by Landmark that we were required to liquidate under the terms of the merger agreement pursuant to which we acquired Landmark.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2018 and December 31, 2017.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of
	June 30,		December 31,
(Dollars in thousands)	2018		2017
	Cost	Market	Cost	Market
U.S. government agency obligations	$3,027	3,022	3,261	3,264
Municipal securities	2,313	2,425	3,074	3,265
Residential mortgage-backed securities	96,456	94,214	39,143	39,244
Other commercial mortgage-backed securities	3,998	3,813	4,012	3,924
Other asset-backed securities	32,998	33,120	35,745	36,137
Total investment securities available-for-sale	$138,792	136,594	85,235	85,834

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of
	June 30,		December 31,
(Dollars in thousands)	2018		2017
	Cost	Market	Cost	Market
Municipal securities	$21,228	21,054	21,254	21,645
Residential mortgage-backed securities	3,720	3,636	4,058	4,037
Other debt securities	-	-	250	250
Total investment securities held-to-maturity	$24,948	24,690	25,562	25,932

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of
	June 30,		December 31,
	2018		2017
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$802,273	30.35%	$697,144	30.49%
Interest-bearing demand	518,370	19.61	362,266	15.85
Savings and money market	982,026	37.14	951,846	41.64
Time less than $100k	89,269	3.38	63,044	2.76
Time equal to or greater than $100k and less than $250k	99,952	3.78	88,207	3.86
Time equal to or greater than $250k	151,823	5.74	123,324	5.40
Total deposits	$2,643,713	100.00%	$2,285,831	100.00%

Total deposits were $2.6 billion at June 30, 2018, an increase of $357.9 million from December 31, 2017. Excluding the acquired FirstAtlantic deposits, deposits decreased by $16.4 million during the six months ended June 30, 2018. As expected, much of our year-end seasonal deposits left the Bank, but we also had some large depositors move their cash on deposit into other investment types as rates on other investment classes became more attractive. During the three months ended June 30, 2018, our deposits increased by $92.2 million. We have experienced increased competition for deposits as deposit rates have increased.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One of our sources of wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $7.0 million at June 30, 2018 and December 31, 2017. We have not initiated any additional borrowings from the FHLB since 2012. We also have access to brokered deposits. During the first six months of 2018, we issued $50.0 million of short-term brokered deposits to compensate for some of our deposit run-off, and $25.0 million matured and was not replaced. At June 30, 2018, we had $26.2 million of brokered deposits outstanding. We expect to have access to additional brokered deposits to fund deposit run-off if it occurs during the remainder of 2018. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit that mature in three to five years at rates that are lower than we would offer in our local markets, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificate of deposit balances of $3.9 million and $8.6 million at June 30, 2018 and December 31, 2017, respectively. The decrease during the first six months of 2018 was primarily due to maturities.

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

Cash and cash equivalents at June 30, 2018 and December 31, 2017 were $217.8 million and $235.3 million, respectively. Based on the balance of cash and cash equivalents, we believe that our liquidity resources were sufficient at June 30, 2018 to fund loans, pay the cash portion of pending acquisitions, and meet our other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS
As of June 30, 2018

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$7,000	-	-	-	7,000
Subordinated debt	-	-	-	24,580	24,580
Certificates of deposit of less than $100k	64,123	19,191	5,904	51	89,269
Certificates of deposit of $100k or more	125,437	97,480	28,858	-	251,775
Operating leases	1,530	2,737	2,176	4,166	10,609
Total contractual obligations	$198,090	119,408	36,938	28,797	383,233

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

Our off-balance sheet arrangements are summarized in the following table as of the dates indicated.

CREDIT EXTENSION COMMITMENTS

	As of
	June 30,	December 31,
(Dollars in thousands)	2018	2017

Unfunded lines	$556,088	483,952
Letters of credit	13,947	10,255
Total credit extension commitments	$570,035	494,207

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

The following table illustrates our interest rate sensitivity at June 30, 2018, assuming that the relevant assets and liabilities are collected and paid, respectively, based on historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS
As of June 30, 2018

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$957,407	74,610	235,322	521,765	483,174	249,309	2,521,587
Securities	44,136	7,063	8,293	21,684	23,434	56,932	161,542
Cash balances in other banks	166,413	-	-	-	-	-	166,413
Total interest-earning assets	$1,167,956	81,673	243,615	543,449	506,608	306,241	2,849,542

Interest-bearing liabilities
Interest-bearing transaction accounts	$211,247	7,588	34,143	91,046	72,150	102,196	518,370
Savings and money market deposits	578,200	8,810	39,648	94,551	83,377	177,440	982,026
Time deposits	13,300	30,292	145,500	116,771	34,660	521	341,044
Federal Home Loan Bank and other borrowed money	5,000	-	2,000	-	-	-	7,000
Subordinated debt	-	-	-	-	24,580	-	24,580
Total interest-bearing liabilities	$807,747	46,690	221,291	302,368	214,767	280,157	1,873,020

Interest sensitivity gap
Period gap	$360,209	34,983	22,324	241,081	291,841	26,084	976,522
Cumulative gap	360,209	395,192	417,516	658,597	950,438	976,522
Cumulative gap - Rate-Sensitive Assets/Rate-Sensitive Liabilities	12.64%	13.87	14.65	23.11	33.35	34.27

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

MARKET RISK

	Impact on Net Interest Income
	As of
	June 30,	December 31,
Change in prevailing interest rates	2018	2017
+400 basis points	12.66%	17.52%
+300 basis points	9.49	13.17
+200 basis points	6.34	8.83
+100 basis points	3.17	4.41
0 basis points	-	-
-100 basis points	(3.68)	(5.60)
-200 basis points	(10.14)	(13.64)
-300 basis points	(15.60)	(18.01)
-400 basis points	(19.01)	(21.34)

Capital Resources

Total shareholders’ equity attributable to NCC at June 30, 2018 was $509.3 million, or 15.8% of total assets. At December 31, 2017, total shareholders’ equity attributable to NCC was $392.6 million, or 14.3% of total assets. The increase in shareholders’ equity during the first six months of 2018 was primarily attributable to our acquisition of FirstAtlantic, the exercise of options to purchase our common stock and other share-based compensation and net income.

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

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures, such as common equity Tier 1 capital, Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well-capitalized” institution under applicable federal regulations. As of June 30, 2018, the Bank was “well-capitalized.”

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

The following table sets forth selected consolidated capital ratios at June 30, 2018 and December 31, 2017 for both NBC and NCC.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$375,461	15.06%	$199,509	8.00%	N/A	N/A
NBC	$345,827	13.88%	$199,322	8.00%	$249,153	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$334,884	13.43%	$149,632	6.00%	N/A	N/A
NBC	$329,830	13.24%	$149,491	6.00%	$199,322	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$334,884	13.43%	$112,224	4.50%	N/A	N/A
NBC	$329,830	13.24%	$112,118	4.50%	$161,949	6.50%
Tier 1 Capital (to Average Assets)
NCC	$334,884	11.24%	$119,187	4.00%	N/A	N/A
NBC	$329,830	11.08%	$119,023	4.00%	$148,778	5.00%
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$311,225	14.37%	$173,301	8.00%	N/A	N/A
NBC	$273,012	12.61%	$173,243	8.00%	$220,680	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$271,687	12.54%	$129,975	6.00%	N/A	N/A
NBC	$258,027	11.92%	$129,932	6.00%	$176,543	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$271,687	12.54%	$97,482	4.50%	N/A	N/A
NBC	$258,027	11.92%	$97,449	4.50%	$143,442	6.50%
Tier 1 Capital (to Average Assets)
NCC	$271,687	10.89%	$99,786	4.00%	N/A	N/A
NBC	$258,027	10.36%	$99,630	4.00%	$124,538	5.00%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files for the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE CORPORATION (Registrant)

Date: August 9, 2018	/s/ Richard Murray, IV
Richard Murray, IV President and Chief Executive Officer

Date: August 9, 2018	/s/ William E. Matthews, V
William E. Matthews, V Vice Chairman and Chief Financial Officer