Form 10-Q/A
period 2018-03-31
National Commerce Corp
filed 2018-11-09
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

National Commerce Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its quarterly report on Form 10-Q for the quarterly period ended March 31, 2018, as filed with the Securities and Exchange Commission on May 10, 2018 (the “Original Form 10-Q”), to correct the inadvertent omission of certain language from paragraph 4 of the certification of its Chairman and Chief Executive Officer filed as Exhibit 31.1 and the certification of its President and Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10-Q.

This Amendment No. 1 should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date of the Original Form 10-Q. Other than the filing of the corrected certifications mentioned above, this Amendment No. 1 does not modify or update the disclosures in the Original Form 10-Q. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures.

PART II — OTHER INFORMATION

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files for the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018

* Filed with this Form 10-Q/A.

** Filed with the Company’s Quarterly Report on Form 10-Q filed on May 10, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL COMMERCE CORPORATION (Registrant)

Date: November 9, 2018	/s/ Richard Murray, IV
Richard Murray, IV Chairman and Chief Executive Officer

Date: November 9, 2018	/s/ William E. Matthews, V
William E. Matthews, V President and Chief Financial Officer