Form 10-Q/A
period 2018-06-30
National Commerce Corp
filed 2018-11-09
CIK 1609951

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

Explanatory Note

National Commerce Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its quarterly report on Form 10-Q for the quarterly period ended June 30, 2018, as filed with the Securities and Exchange Commission on August 9, 2018 (the “Original Form 10-Q”), to correct the inadvertent omission of certain language from paragraph 4 of the certification of its Chairman and Chief Executive Officer filed as Exhibit 31.1 and the certification of its President and Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10-Q.

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

* Filed with this Form 10-Q/A.

** Filed with the Company’s Quarterly Report on Form 10-Q filed on August 9, 2018

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