Form 10-Q
period 2018-09-30
National Commerce Corp
filed 2018-11-09
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                     Yes  ☐                        No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 9, 2018
Common stock, $0.01 par value	20,676,731 shares

NATIONAL COMMERCE CORPORATION

FORM 10-Q

i

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to “National Commerce Corporation,” “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation and its consolidated affiliates as of September 30, 2018.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$62,364	36,246
Interest-bearing deposits with banks	137,927	199,042
Cash and cash equivalents	200,291	235,288
Investment securities held-to-maturity (fair value of $24,447 and $25,932 at September 30, 2018 and December 31, 2017, respectively)	25,203	25,562
Investment securities available-for-sale	185,979	85,834
Other investments	13,743	11,350
Mortgage loans held-for-sale	15,533	29,191
Loans, net of unearned income	3,230,378	2,138,058
Less: allowance for loan losses	16,759	14,985
Loans, net	3,213,619	2,123,073
Premises and equipment, net	86,811	52,455
Accrued interest receivable	10,494	6,157
Bank-owned life insurance	51,573	31,584
Other real estate	1,339	1,094
Deferred tax assets, net	18,041	12,041
Goodwill	249,459	113,394
Core deposit intangible, net	19,838	4,455
Other assets	11,422	6,198
Total assets	$4,103,345	2,737,676

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$932,089	697,144
Interest-bearing demand	663,155	362,266
Savings and money market	1,218,215	951,846
Time	518,223	274,575
Total deposits	3,331,682	2,285,831
Federal Home Loan Bank advances	2,000	7,000
Securities sold under agreements to repurchase	18,340	-
Subordinated debt	37,211	24,553
Accrued interest payable	1,790	900
Other liabilities	27,511	19,434
Total liabilities	3,418,534	2,337,718

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 20,649,948 and 14,788,436 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	206	148
Additional paid-in capital	604,129	347,999
Retained earnings	75,732	43,989
Accumulated other comprehensive (loss) income	(2,867)	474
Total shareholders' equity attributable to National Commerce Corporation	677,200	392,610
Noncontrolling interest	7,611	7,348
Total shareholders' equity	684,811	399,958
Total liabilities and shareholders' equity	$4,103,345	2,737,676

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Earnings
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and dividend income:
Interest and fees on loans	$43,691	26,780	$113,827	75,360
Interest and dividends on taxable investment securities	1,496	694	3,878	1,871
Interest on non-taxable investment securities	190	195	570	592
Interest on interest-bearing deposits and federal funds sold	818	533	1,953	1,744
Total interest income	46,195	28,202	120,228	79,567
Interest expense:
Interest on deposits	5,561	2,101	12,374	6,165
Interest on Federal Home Loan Bank advances	27	72	170	212
Interest on securities sold under agreements to repurchase	49	-	49	1
Interest on subordinated debt	537	388	1,311	1,165
Total interest expense	6,174	2,561	13,904	7,543
Net interest income	40,021	25,641	106,324	72,024
Provision for loan losses	1,001	1,105	3,175	2,416
Net interest income after provision for loan losses	39,020	24,536	103,149	69,608
Noninterest income:
Service charges and fees on deposit accounts	1,166	671	3,207	1,978
Mortgage origination and fee income	1,825	2,780	5,982	9,079
Merchant sponsorship revenue	749	622	2,144	1,968
Income from bank-owned life insurance	323	210	885	645
Wealth management fees	16	12	46	36
Gain on other real estate, net	-	6	139	110
Gain on sale of investment securities available-for-sale	-	-	193	28
Other	689	245	1,555	1,242
Total noninterest income	4,768	4,546	14,151	15,086
Other expense:
Salaries and employee benefits	14,336	9,804	39,294	29,540
Commission-based compensation	1,876	1,748	5,202	5,155
Occupancy and equipment, net	2,439	1,608	6,458	4,560
Core deposit intangible amortization	1,306	366	2,783	1,062
Other operating expense	7,139	4,461	19,953	13,868
Total other expense	27,096	17,987	73,690	54,185
Earnings before income taxes	16,692	11,095	43,610	30,509
Income tax expense	4,040	3,828	10,119	9,950
Net earnings	12,652	7,267	33,491	20,559
Less: Net earnings attributable to noncontrolling interest	676	570	1,748	1,494
Net earnings attributable to National Commerce Corporation	$11,976	6,697	$31,743	19,065

Basic earnings per common share	$0.60	0.47	$1.75	1.42
Diluted earnings per common share	$0.59	0.46	$1.71	1.38

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings	$11,976	$6,697	$31,743	$19,065
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities available-for-sale:
Unrealized (losses) gains arising during the period, net of tax of $(301), $28, $(848) and $145, respectively	(1,130)	52	(3,189)	268
Reclassification adjustment for gains included in net earnings, net of tax of $41 and $11, during the nine months ended September 30, 2018 and 2017, respectively	-	-	(152)	(17)
Other comprehensive (loss) income	(1,130)	52	(3,341)	251
Comprehensive income	$10,846	$6,749	$28,402	$19,316

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Income	Interest	Total
Balance, December 31, 2017	$148	347,999	43,989	474	7,348	399,958

Share-based compensation expense	-	1,636	-	-	-	1,636
Net earnings attributable to National Commerce Corporation	-	-	31,743	-	-	31,743
Exercise of stock options, warrants and issuance of performance shares	1	1,771	-	-	-	1,772
Net earnings attributable to noncontrolling interest	-	-	-	-	1,748	1,748
Distributions paid to noncontrolling interest	-	-	-	-	(1,485)	(1,485)
Acquisition of FirstAtlantic Financial Holdings, Inc., net of offering expenses of $94	24	97,035	-	-	-	97,059
Acquisition of Premier Community Bank of Florida, net of offering expenses of $53	10	49,080	-	-	-	49,090
Acquisition of Landmark Bancshares, Inc., net of offering expenses of $83	23	106,608	-	-	-	106,631
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	(3,341)	-	(3,341)

Balance, September 30, 2018	$206	604,129	75,732	(2,867)	7,611	684,811

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$31,743	19,065
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	3,175	2,416
Net earnings attributable to noncontrolling interest	1,748	1,494
Depreciation, amortization and accretion, net	(274)	(313)
Gain on sale of premises and equipment	(4)	(21)
Gain on ineffective portion of fair value hedge derivative	(20)	(41)
Change in mortgage loan derivative	(117)	(201)
Excess tax benefit from share-based compensation	(182)	(527)
Gain on sale of investment securities available-for-sale	(193)	(28)
Share-based compensation expense	1,636	1,268
Income from bank-owned life insurance	(885)	(645)
Net gain on sale of other real estate	(139)	(110)
Other real estate write-downs	-	219
Change in (net of effect of business combinations):
Mortgage loans held-for-sale	13,659	24,723
Other assets and accrued interest receivable	698	538
Other liabilities and accrued interest payable	(1,591)	2,860
Net cash provided by operating activities	49,254	50,697
Cash flows from investing activities (net of effect of business combinations):
Proceeds from calls, maturities, and paydowns of securities available-for-sale	77,767	22,535
Proceeds from calls, maturities, and paydowns of securities held-to-maturity	552	670
Proceeds from sale of securities available-for-sale	134,090	15,055
Purchases of securities available-for-sale	(150,709)	(34,857)
Purchases of securities held-to-maturity	(500)	(250)
Proceeds from sale of other investments	488	-
Purchases of other investments	(1,133)	(2,468)
Net cash received in acquisitions	47,859	12,710
Net change in loans	(154,998)	(186,571)
Proceeds from sale of other real estate	748	2,103
Proceeds from the sale of premises and equipment	553	2,184
Purchases of premises and equipment	(7,365)	(18,058)
Net cash used by investing activities	(52,648)	(186,947)
Cash flows from financing activities (net of effect of business combinations):
Net change in deposits	(13,244)	13,614
Repayment of Federal Home Loan Bank advances	(18,000)	-
Net change in other borrowings	(416)	81
Cash distribution paid to noncontrolling interests	(1,485)	(1,299)
Proceeds from stock offering	-	38,806
Stock offering expenses	-	(75)
Stock offering expenses related to acquisition	(230)	(222)
Proceeds from exercise of options and warrants	1,772	2,601
Net cash (used) provided by financing activities	(31,603)	53,506
Net change in cash and cash equivalents	(34,997)	(82,744)
Cash and cash equivalents at beginning of the period	235,288	217,293
Cash and cash equivalents at end of the period	$200,291	134,549

See accompanying notes to unaudited consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Unaudited Consolidated Statements of Cash Flows, continued
(In thousands)

	For the Nine Months Ended
	September 30,
Supplemental disclosure of cash flow information:	2018	2017
Cash paid during the period for:
Interest	$12,768	7,291
Income taxes	$9,877	9,257
Non-cash investing and financing activities:
Change in unrealized (losses) gains on securities available-for-sale, net of tax	$(3,341)	251
Transfer of loans to other real estate	$616	293
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	$1,318,959	507,635
Liabilities assumed in acquisitions	$1,113,817	420,685

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

The reconciliation of the components of the basic and diluted earnings per share calculation is as follows.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net earnings available to common shareholders	$11,976	6,697	$31,743	19,065

Weighted average common shares outstanding	19,838,772	14,300,974	18,104,834	13,469,327
Dilutive effect of stock options and warrants	291,475	193,344	226,483	202,021
Dilutive effect of directors' deferred shares	50,185	33,418	50,185	33,418
Dilutive effect of performance share awards	180,338	151,810	180,020	149,308
Diluted common shares	20,360,770	14,679,546	18,561,522	13,854,074

Basic earnings per common share	$0.60	0.47	$1.75	1.42
Diluted earnings per common share	$0.59	0.46	$1.71	1.38

Note 4 – Securities

The amortized cost and fair value of held-to-maturity and available-for-sale debt securities at September 30, 2018 and December 31, 2017 were as follows.

	Held-to-Maturity Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
Residential mortgage-backed securities	$3,488	-	101	3,387
Municipal securities	21,215	-	655	20,560
Other debt securities	500	-	-	500
Total held-to-maturity securities	$25,203	-	756	24,447

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Residential mortgage-backed securities	$4,058	-	21	4,037
Municipal securities	21,254	392	1	21,645
Other debt securities	250	-	-	250
Total held-to-maturity securities	$25,562	392	22	25,932

	Available-for-Sale Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
U.S. government agency obligations	$2,809	-	6	2,803
Residential mortgage-backed securities	146,997	-	3,548	143,449
Other commercial mortgage-backed securities	3,990	-	223	3,767
Other asset-backed securities	33,499	92	23	33,568
Municipal securities	2,313	99	20	2,392
Total available-for-sale securities	$189,608	191	3,820	185,979

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
U.S. government agency obligations	$3,261	3	-	3,264
Residential mortgage-backed securities	39,143	298	197	39,244
Other commercial mortgage-backed securities	4,012	-	88	3,924
Other asset-backed securities	35,745	392	-	36,137
Municipal securities	3,074	191	-	3,265
Total available-for-sale securities	$85,235	884	285	85,834

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

Details concerning the Company’s debt securities with unrealized losses as of September 30, 2018 and December 31, 2017 are as follows.

	Held-to-Maturity Securities
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2018	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$2,264	60	1,123	41	3,387	101
Municipal securities	20,318	654	241	1	20,559	655
Other debt securities	-	-	-	-	-	-
Total held-to-maturity securities	$22,582	714	1,364	42	23,946	$756

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$4,037	21	-	-	4,037	21
Municipal securities	-	-	246	1	246	1
Other debt securities	-	-	-	-	-	-
Total held-to-maturity securities	$4,037	21	246	1	4,283	22

	Available-for-Sale Securities
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$2,803	6	-	-	2,803	6
Residential mortgage-backed securities	132,703	3,044	10,746	504	143,449	3,548
Other commercial mortgage-backed securities	-	-	3,767	223	3,767	223
Other asset-backed securities	9,977	23	-	-	9,977	23
Municipal securities	463	20	-	-	463	20
Total available-for-sale securities	$145,946	3,093	14,513	727	160,459	3,820

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$-	-	-	-	-	-
Residential mortgage-backed securities	18,132	119	3,389	78	21,521	197
Other commercial mortgage-backed securities	3,924	88	-	-	3,924	88
Other asset-backed securities	-	-	-	-	-	-
Municipal securities	-	-	-	-	-	-
Total available-for-sale securities	$22,056	207	3,389	78	25,445	285

As of September 30, 2018, the Company did not consider any securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities for a period of time sufficient to allow for a recovery in fair value. There were no other-than-temporary impairments charged to earnings during the three-month and nine-month periods ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018, the Company acquired three companies, FirstAtlantic Financial Holdings, Inc. (“FirstAtlantic”), Premier Community Bank of Florida (“Premier”) and Landmark Bancshares, Inc. (“Landmark”). The Company elected to sell all of the securities of these acquired companies resulting in net proceeds of approximately $124,931,000, and did not realize a gain or loss on the sale. In addition to these sales, during January 2018, the Company sold nine debt securities from its legacy portfolio for total proceeds of approximately $8,907,000 and realized a gross gain of $191,000. During May 2018, the Company sold one debt security for total proceeds of $252,000 and realized a gain of $2,000. The Company was required to liquidate this security as a condition of the merger agreement with Landmark.

During the nine months ended September 30, 2017, the Company sold all of the debt securities that it acquired in connection with the purchases of Private Bancshares, Inc. (“Private Bancshares”) and Patriot Bank, resulting in proceeds of $14,489,000, and did not realize a gain or loss on the sale. In addition to these sales during the nine-month period ended September 30, 2017, the Company also sold one debt security from its legacy portfolio for proceeds of $562,000 and realized a gross gain of $28,000.

The amortized cost and estimated fair value of debt securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal securities and U.S. government agencies:
0 to 5 years	$-	-	-	-
5 to 10 years	-	-	750	734
Over 10 years	5,122	5,195	20,465	19,826
Residential and other mortgage-backed securities and other asset-backed securities	184,486	180,784	3,988	3,887
Total	$189,608	185,979	25,203	24,447

Note 5 – Loans, Allowance for Loan Losses and Credit Quality

Major classifications of loans at September 30, 2018 and December 31, 2017 are summarized as follows.

	September 30, 2018	December 31, 2017
Commercial, financial and agricultural	$418,947	287,659
Factored commercial receivables	151,985	118,710
Real estate - mortgage	2,267,552	1,475,004
Real estate - construction	363,561	231,030
Consumer	29,261	26,314
	3,231,306	2,138,717
Less: Unearned fees	(928)	(659)
Total loans	3,230,378	2,138,058
Allowance for loan losses	(16,759)	(14,985)
Total net loans	$3,213,619	2,123,073

At September 30, 2018, the outstanding principal balance and carrying value of purchased credit impaired (“PCI”) loans accounted for under Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $60.9 million and $40.9 million, respectively. At December 31, 2017, the outstanding principal balance and carrying value of PCI loans were $34.7 million and $25.7 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	For the Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$703	375
Acquisition of Landmark	3	-
Acquisition of Premier	97	-
Acquisition of FirstAtlantic	236	-
Acquisition of Private Bancshares, Inc.	-	462
Accretion	(2,454)	(1,180)
Reclassification from nonaccretable difference	5,756	893
Balance at period end	$4,341	550

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

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Nine Months ended September 30, 2018	agricultural	receivables	mortgage	construction	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$2,511	600	9,845	1,884	145	14,985
Provisions charged to operating expense	1,265	666	1,074	147	23	3,175
Loans charged off	(762)	(2,405)	(411)	-	(50)	(3,628)
Recoveries	42	1,739	270	157	19	2,227
Balance, September 30, 2018	$3,056	600	10,778	2,188	137	16,759

Ending balance, individually evaluated for impairment	$-	-	75	-	15	90
Ending balance, collectively evaluated for impairment	3,056	600	10,703	2,188	122	16,669
Total allowance for loan losses	$3,056	600	10,778	2,188	137	16,759
Loans:
Individually evaluated for impairment	$-	-	208	-	24	232
Collectively evaluated for impairment	416,156	151,985	2,231,607	361,706	28,697	3,190,151
Acquired loans with deteriorated credit quality	2,791	-	35,737	1,855	540	40,923
Total loans	$418,947	151,985	2,267,552	363,561	29,261	3,231,306

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Nine Months Ended September 30, 2017	agricultural	receivables	mortgage	construction	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$1,588	500	8,465	1,369	191	12,113
Provisions charged to operating expense	59	512	1,346	544	(45)	2,416
Loans charged off	(28)	(1,936)	(148)	-	(30)	(2,142)
Recoveries	427	1,424	19	-	7	1,877
Balance, September 30, 2017	$2,046	500	9,682	1,913	123	14,264

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	2,046	500	9,682	1,913	123	14,264
Total allowance for loan losses	$2,046	500	9,682	1,913	123	14,264
Loans:
Individually evaluated for impairment	$-	-	35	-	35	70
Collectively evaluated for impairment	263,260	119,110	1,404,063	217,978	25,630	2,030,041
Acquired loans with deteriorated credit quality	876	-	24,737	677	634	26,924
Total loans	$264,136	119,110	1,428,835	218,655	26,299	2,057,035

The Company individually evaluates for impairment all loans that are on non-accrual status. Additionally, any troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral-dependent. Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans generally are applied as a reduction of the outstanding principal balance. During the nine months ended September 30, 2018 and 2017, the Company did not modify any loans in a manner that would be considered a troubled debt restructuring.

The following tables present impaired loans by class of loans as of September 30, 2018 and December 31, 2017. The purchased credit-impaired loans are not included in these tables because they are recorded at fair value at acquisition and there has been no further indication of credit deterioration that would require an additional provision.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
September 30, 2018	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$-	-	-	8
Factored commercial receivables	-	-	-	-
Real estate - mortgage	133	137	-	190
Real estate - construction	-	-	-	-
Consumer	-	-	-	19
Total	$133	137	-	217

Impaired loans with related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	75	75	75	37
Real estate - construction	-	-	-	-
Consumer	24	27	15	16
Total	99	102	90	53

Total impaired loans:
Commercial, financial and agricultural	$-	-	-	8
Factored commercial receivables	-	-	-	-
Real estate - mortgage	208	212	75	227
Real estate - construction	-	-	-	-
Consumer	24	27	15	35
Total	$232	239	90	270

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2017	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	142	143	-	131
Real estate - construction	-	-	-	-
Consumer	-	-	-	14
Total	$142	143	-	145

Impaired loans with related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	9
Real estate - construction	-	-	-	-
Consumer	41	41	24	8
Total	$41	41	24	17

Total impaired loans:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	142	143	-	140
Real estate - construction	-	-	-	-
Consumer	41	41	24	22
Total	$183	184	24	162

For the nine months ended September 30, 2018 and 2017, the Company did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of September 30, 2018 and December 31, 2017, by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For Corporate Billing’s factored receivables, which are commercial trade credits rather than promissory notes, our practice, in most cases, is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, in which case the invoice is charged against the allowance for loan losses. PCI loans are excluded from the past due balances in the table below and are presented in the table below in total by class of loan. All non-accrual loans, whether acquired or non-acquired, are included in the non-accrual balances.

	30-59 Days	60-89 Days	> 90 Days	Total				Non-
September 30, 2018	Past Due	Past Due	Past Due	Past Due	Current	PCI Loans	Total	accrual
Commercial, financial and agricultural	$1,843	-	1,484	3,327	412,829	2,791	418,947	1,464
Factored commercial receivables	14,826	3,716	484	19,026	132,959	-	151,985	-
Real estate - mortgage	4,655	1,588	215	6,458	2,225,357	35,737	2,267,552	2,495
Real estate - construction	90	-	13	103	361,603	1,855	363,561	284
Consumer	5	5	9	19	28,702	540	29,261	38
Total	$21,419	5,309	2,205	28,933	3,161,450	40,923	3,231,306	4,281

	30-59 Days	60-89 Days	> 90 Days	Total				Non-
December 31, 2017	Past Due	Past Due	Past Due	Past Due	Current	PCI Loans	Total	accrual
Commercial, financial and agricultural	$137	29	-	166	286,693	800	287,659	-
Factored commercial receivables	10,035	1,779	677	12,491	106,219	-	118,710	-
Real estate - mortgage	1,342	546	103	1,991	1,449,328	23,685	1,475,004	2,594
Real estate - construction	-	-	-	-	230,385	645	231,030	76
Consumer	13	40	9	62	25,686	566	26,314	52
Total	$11,527	2,394	789	14,710	2,098,311	25,696	2,138,717	2,722

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are assigned a “Pass” rating. As of September 30, 2018 and December 31, 2017, based on the most recent analysis performed, the risk category of loans by class of loans was as presented in the following table. This table includes all loans, whether acquired or non-acquired.

September 30, 2018	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$404,905	5,669	8,373	-	418,947
Factored commercial receivables	151,985	-	-	-	151,985
Real estate - mortgage	2,229,520	16,145	21,725	162	2,267,552
Real estate - construction	358,195	2,678	2,688	-	363,561
Consumer	29,035	82	139	5	29,261
Total	$3,173,640	24,574	32,925	167	3,231,306

December 31, 2017	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$279,592	1,278	6,789	-	287,659
Factored commercial receivables	118,710	-	-	-	118,710
Real estate - mortgage	1,460,112	5,465	8,580	847	1,475,004
Real estate - construction	229,711	102	710	507	231,030
Consumer	26,213	2	99	-	26,314
Total	$2,114,338	6,847	16,178	1,354	2,138,717

The following tables present a rollforward of the acquired loans and a summary of the changes in the accretable discount and non-accretable difference, by acquisition, for the nine months ended September 30, 2018 and 2017.

September 30, 2018	United	Reunion	Private Bancshares	Patriot Bank	FirstAtlantic	Premier	Landmark
Acquired Loan Balance	(2014 Acquisition)	(2015 Acquisition)	(2017 Acquisition)	(2017 Acquisition)	(2018 Acquisition)	(2018 Acquisition)	(2018 Acquisition)	Total
Balance, beginning of period	$73,254	189,811	181,780	119,127	-	-	-	$563,972
Additions due to acquisitions	-	-	-	-	303,831	168,810	460,823	933,464
Charge-offs	(357)	-	-	-	(30)	-	-	(387)
Accretion	579	1,178	1,524	441	1,734	294	368	6,118
Other net change in balances	(14,743)	(32,708)	(66,593)	(17,851)	(57,576)	(1,305)	(8,833)	(199,609)
Balance, end of period	$58,733	158,281	116,711	101,717	247,959	167,799	452,358	$1,303,558

Accretable Discount
Balance, beginning of period	$703	961	1,921	1,519	-	-	-	$5,104
Additions due to acquisitions	-	-	-	-	5,734	2,170	5,202	13,106
Charge-offs and other net changes in balance	-	-	-	-	1	-	-	1
Accretion	(579)	(1,178)	(1,524)	(441)	(1,734)	(294)	(368)	(6,118)
Reclassifications from non-accretable	596	2,332	1,631	291	827	79	-	5,756
Balance, end of period	$720	2,115	2,028	1,369	4,828	1,955	4,834	$17,849

Non-accretable difference
Balance, beginning of period	$1,153	3,394	2,289	1,512	-	-	-	$8,348
Additions due to acquisitions	-	-	-	-	2,953	3,191	7,138	13,282
Charge-offs and other net changes in balance	(155)	-	-	-	(81)	-	-	(236)
Reclassifications to accretable	(596)	(2,332)	(1,631)	(291)	(827)	(79)	-	(5,756)
Balance, end of period	$402	1,062	658	1,221	2,045	3,112	7,138	$15,638

Total discount on acquired loans at end of period	$1,122	$3,177	$2,686	$2,590	$6,873	$5,067	$11,972	$33,487

September 30, 2017	United	Reunion	Private Bancshares	Patriot Bank
Acquired Loan Balance	(2014 Acquisition)	(2015 Acquisition)	(2017 Acquisition)	(2017 Acquisition)	Total
Balance, beginning of period	$97,945	227,429	-	-	$325,374
Additions due to acquisitions	-	-	260,034	121,715	381,749
Charge-offs	(49)	-	-	-	(49)
Accretion	492	676	2,125	17	3,310
Other net change in balances	(21,099)	(32,582)	(70,240)	1,579	(122,342)
Balance, end of period	$77,289	195,523	191,919	123,311	$588,042

Accretable Discount
Balance, beginning of period	$1,237	1,699	-	-	$2,936
Additions due to acquisitions	-	-	3,588	1,721	5,309
Charge-offs and other net changes in balance	-	-	-	(90)	(90)
Accretion	(492)	(676)	(2,125)	(17)	(3,310)
Reclassifications from non-accretable	64	106	723	-	893
Balance, end of period	$809	1,129	2,186	1,614	$5,738

Non-accretable difference
Balance, beginning of period	$1,452	3,516	-	-	$4,968
Additions due to acquisitions	-	-	3,637	1,328	4,965
Charge-offs and other net changes in balance	-	-	-	228	228
Reclassifications to accretable	(64)	(106)	(723)	-	(893)
Balance, end of period	$1,388	3,410	2,914	1,556	$9,268

Total discount on acquired loans at end of period	$2,197	$4,539	$5,100	$3,170	$15,006

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired, and a specific reserve in the allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, including collateral value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2018 and December 31, 2017, impaired loans were evaluated based on the fair value of the collateral.  Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Although the Company has determined that a majority of the inputs used to value its derivatives falls within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company or the counterparty. However, as of September 30, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustment was not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

September 30, 2018	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	2,803	-	2,803
Residential mortgage-backed securities	-	143,449	-	143,449
Other commercial mortgage-backed securities	-	3,767	-	3,767
Municipal securities	-	2,392	-	2,392
Other asset-backed securities	-	33,568	-	33,568
Total investment securities available-for-sale	$-	185,979	-	185,979
Mortgage loans held-for-sale	$-	15,533	-	15,533
Derivative assets	$-	2,100	-	2,100
Derivative liabilities	$-	1,352	-	1,352

December 31, 2017	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	3,264	-	3,264
Residential mortgage-backed securities	-	39,244	-	39,244
Other commercial mortgage-backed securities	-	3,924	-	3,924
Municipal securities	-	3,265	-	3,265
Other asset-backed securities	-	36,137	-	36,137
Total investment securities available-for-sale	-	85,834	-	85,834
Mortgage loans held-for-sale	$-	29,191	-	29,191
Derivative assets	$-	720	-	720
Derivative liabilities	$-	352	-	352

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2018 and December 31, 2017.

September 30, 2018	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	1,339	1,339
Non-accrual loans	-	-	4,281	4,281

December 31, 2017	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	1,094	1,094
Non-accrual loans	-	-	2,698	2,698

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017 were as follows:

	Carrying	Estimated Fair Value
September 30, 2018	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$200,291	200,291	-	-
Investment securities held-to-maturity	25,203	-	24,447	-
Investment securities available-for-sale	185,979	-	185,979	-
Other investments	13,743	-	13,743	-
Loans, net	3,213,619	-	3,182,731	4,281
Mortgage loans held-for-sale	15,533	-	15,533	-
Bank-owned life insurance	51,573	-	51,573	-
Derivative assets	2,100	-	2,100	-

Liabilities:
Deposits	3,331,682	-	3,078,008	-
Federal Home Loan Bank advances and other borrowings	20,340	-	19,562	-
Subordinated debt	37,211	-	36,681	-
Derivative liabilities	1,352	-	1,352	-

	Carrying	Estimated Fair Value
December 31, 2017	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$235,288	235,288	-	-
Investment securities held-to-maturity	25,562	-	25,932	-
Investment securities available-for-sale	85,834	-	85,834	-
Other investments	11,350	-	11,350	-
Loans, net	2,123,073	-	2,117,065	2,698
Mortgage loans held-for-sale	29,191	-	29,191	-
Bank-owned life insurance	31,584	-	31,584	-
Derivative assets	720	-	720	-

Liabilities:
Deposits	2,285,831	-	2,156,600	-
Federal Home Loan Bank advances	7,000	-	7,089	-
Subordinated debt	24,553	-	23,709	-
Derivative liabilities	352	-	352	-

The inputs used to determine the fair value of other real estate include market conditions, estimated holding period, underlying collateral characteristics and discount rates. The inputs used to determine the fair value of impaired loans include market conditions, loan term, estimated holding period, underlying collateral characteristics and discount rates.

For the nine months ended September 30, 2018, there were no changes in the methods and significant inputs used to estimate fair value.

The following table shows the significant unobservable inputs used in the fair value measurement of Level 3 assets.

September 30, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts			Weighted Average Discounts
Other real estate	$1,339	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	26%	-	57%	48%
Non-accrual loans	4,281	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	34%

December 31, 2017
Other real estate	$1,094	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	9%	-	57%	48%
Non-accrual loans	2,698	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	33%

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

	Retail and
	Commercial	Mortgage	Receivables	Elimination
	Banking	Division (1)	Factoring	Entries (2)	Total
For the Three Months Ended September 30, 2018
Interest income	$42,423	236	4,975	(1,439)	46,195
Interest expense	6,046	128	1,439	(1,439)	6,174
Net interest income	36,377	108	3,536	-	40,021
Provision for loan and lease losses	920	-	81	-	1,001
Noninterest income	1,759	2,950	59	-	4,768
Noninterest expense	22,297	2,826	1,973	-	27,096
Net earnings before tax and noncontrolling interest	14,919	232	1,541	-	16,692
Income tax expense	3,755	60	225	-	4,040
Noncontrolling interest	-	-	(676)	-	(676)
Net earnings attributable to National Commerce Corporation	$11,164	172	640	-	11,976

For the Nine Months Ended September 30, 2018
Interest income	$109,179	658	14,226	(3,835)	120,228
Interest expense	13,535	369	3,835	(3,835)	13,904
Net interest income	95,644	289	10,391	-	106,324
Provision for loan and lease losses	2,509	-	666	-	3,175
Noninterest income	5,111	8,962	78	-	14,151
Noninterest expense	58,853	8,873	5,964	-	73,690
Net earnings before tax and noncontrolling interest	39,393	378	3,839	-	43,610
Income tax expense	9,477	98	544	-	10,119
Noncontrolling interest	-	-	(1,748)	-	(1,748)
Net earnings attributable to National Commerce Corporation	$29,916	280	1,547	-	31,743

Total assets as of September 30, 2018	$4,048,430	15,533	172,322	(132,940)	4,103,345

For the Three Months Ended September 30, 2017
Interest income	$25,021	151	3,969	(939)	28,202
Interest expense	2,487	74	939	(939)	2,561
Net interest income	22,534	77	3,030	-	25,641
Provision for loan and lease losses	980	-	125	-	1,105
Noninterest income	1,201	3,296	49	-	4,546
Noninterest expense	13,020	3,352	1,615	-	17,987
Net earnings before tax and noncontrolling interest	9,735	21	1,339	-	11,095
Income tax expense	3,528	8	292	-	3,828
Noncontrolling interest	-	-	(570)	-	(570)
Net earnings attributable to National Commerce Corporation	$6,207	13	477	-	6,697

For the Nine Months Ended September 30, 2017
Interest income	$70,528	543	10,945	(2,449)	79,567
Interest expense	7,283	260	2,449	(2,449)	7,543
Net interest income	63,245	283	8,496	-	72,024
Provision for loan and lease losses	1,904	-	512	-	2,416
Noninterest income	4,599	10,379	108	-	15,086
Noninterest expense	39,030	10,515	4,640	-	54,185
Net earnings before tax and noncontrolling interest	26,910	147	3,452	-	30,509
Income tax expense	9,150	56	744	-	9,950
Noncontrolling interest	-	-	(1,494)	-	(1,494)
Net earnings attributable to National Commerce Corporation	$17,760	91	1,214	-	19,065

Total assets as of September 30, 2017	$2,498,085	15,278	140,285	(104,514)	2,549,134

(1)	Noninterest income for the mortgage division segment includes intercompany income allocation.
(2)

Entry to remove intercompany interest allocated to the receivables factoring segment. For segment reporting purposes, the Company allocates funding costs to the receivables factoring segment at the federal funds rate plus 2.50%.

Note 8 – Goodwill and Intangibles

Changes to the carrying amount of goodwill for the nine months ended September 30, 2018 are provided in the following table.

Balance, December 31, 2017	$113,394
Adjustments to goodwill	37
Acquisition of FirstAtlantic Financial Holdings, Inc.	50,842
Acquisition of Premier Community Bank of Florida	28,549
Acquisition of Landmark Bancshares, Inc.	56,637
Balance, September 30, 2018	$249,459

The adjustments to goodwill made during the nine months ended September 30, 2018 resulted from the acquisitions of FirstAtlantic, Premier and Landmark and a $37,000 adjustment related to the Patriot Bank acquisition that occurred in 2017. For additional information on the FirstAtlantic, Premier and Landmark acquisitions, see Note 10 to the Unaudited Consolidated Financial Statements.

In addition to the goodwill recorded for FirstAtlantic, Premier and Landmark, the Company recorded a core deposit intangible asset of $6,251,000, $3,500,000 and $8,414,000, respectively. The core deposit intangible asset will be amortized using an accelerated method over seven years. The aggregate amount of amortization expense for intangible assets during the nine months ended September 30, 2018 and 2017 was $2,783,000 and $1,062,000, respectively.

A summary of core deposit intangible assets as of September 30, 2018 and December 31, 2017 is as follows.

	September 30, 2018	December 31, 2017
Gross carrying amount	$25,358	7,193
Less: accumulated amortization	(5,520)	(2,738)
Net carrying amount	$19,838	4,455

Note 9 – Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), the FHLB and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain average reserve balances with the FRB or in cash. At September 30, 2018 and December 31, 2017, the Company’s reserve requirements (net of vault cash) were approximately $20,691,000 and $16,452,000, respectively.

Note 10 – Acquisitions

FirstAtlantic Financial Holdings, Inc.

Effective January 1, 2018, the Company completed its merger with FirstAtlantic Holdings, Inc. (“FirstAtlantic”). FirstAtlantic was the parent company of FirstAtlantic Bank, headquartered in Jacksonville, Florida, and was merged with and into NCC. Immediately following the holding company merger, FirstAtlantic Bank merged with and into NBC, but NBC continues to operate the former offices of FirstAtlantic Bank under the trade name “FirstAtlantic Bank, a division of National Bank of Commerce.”

At the effective time of the merger, each share of common stock of FirstAtlantic issued and outstanding was converted into the right to receive 0.44 shares of NCC common stock and cash in the amount of $17.25. The Company paid approximately $12,802,000 in cash and issued 2,393,382 shares of NCC common stock for the issued and outstanding shares of FirstAtlantic common stock.

At the effective time of the merger, each outstanding and unexercised option to purchase shares of FirstAtlantic common stock converted into the right receive a cash payment equal to the excess, if any, of $17.25 over the exercise price per share of FirstAtlantic common stock subject to such option, less any required withholding tax.  The Company paid approximately $425,000 in cash to cancel the outstanding and unexercised stock options.

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

The following table presents the assets acquired and liabilities assumed of FirstAtlantic as of January 1, 2018 at their initial fair value estimates:

	As Recorded By	Fair Value		As Recorded
	FirstAtlantic	Adjustments		By the Company
Cash and cash equivalents	$16,264	-		16,264
Investment securities	83,761	(2,491)	a	81,270
Other investments	393	-		393
Loans	310,636	(8,687)	b	303,831
		1,882	c
Allowance for loan losses	2,614	(2,614)	d	-
Net loans	308,022	(4,191)		303,831
Premises and equipment, net	13,688	(46)	e	13,642
Core deposit intangible	-	6,251	f	6,251
Existing intangible assets	2,188	(2,188)	g	-
Bank-owned life insurance	10,273	-		10,273
Other real estate and repossessions	365	(127)	h	238
Other assets	5,738	842	i	6,580
Total assets	$440,692	(1,950)		438,742

Noninterest-bearing deposits	$113,964	-		113,964
Interest-bearing deposits	259,864	457	j	260,321
Total deposits	373,828	457		374,285

Other liabilities	4,557	788	k	5,345
Total liabilities	378,385	1,245		379,630

Net identifiable assets acquired over liabilities assumed	62,307	(3,195)		59,112

Goodwill	-	50,842		50,842

Net assets acquired over liabilities assumed	$62,307	47,647		109,954

Consideration:

Shares of common stock issued		2,393,382
Estimated value per share of the Company's stock		$40.25

Fair value of Company stock issued		96,334
Cash paid for shares and in lieu of fractional shares		12,802
Cash paid for stock options		425
Value of assumed stock warrants		393

Fair value of total consideration transferred		$109,954

Explanation of fair value adjustments

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment to remove loan marks from prior acquisition and existing deferred fees and costs.
d.	Adjustment reflects the elimination of FirstAtlantic’s allowance for loan losses.
e.	Adjustment reflects the write-off of certain fixed assets and fair value adjustments of real property.
f.	Adjustment reflects the recording of core deposit intangible asset.
g.	Adjustment to remove intangible assets from FirstAtlantic’s balance sheet from prior acquisition.
h.	Adjustment reflects the fair value adjustments of other real estate.
i.	Adjustment to record the deferred tax asset created by purchase adjustments.
j.	Adjustment reflects the fair value adjustment to time deposit accounts.
k.	Adjustment to reflect unrecorded liabilities.

The discounts on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

Premier Community Bank of Florida

Effective July 1, 2018, the Company completed its merger with Premier Community Bank of Florida (“Premier”), headquartered in Bradenton, Florida. Premier was merged with and into NBC, but NBC continues to operate the former offices of Premier under the trade name “Premier Bank, a division of National Bank of Commerce.”

At the effective time of the merger, each share of common stock of Premier issued and outstanding was converted into the right to receive 0.4218 shares of NCC common stock and cash in the amount of $0.93. The Company paid approximately $2,275,000 in cash and issued 1,028,092 shares of NCC common stock for the issued and outstanding shares of Premier common stock.

The acquisition of Premier was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding the methods and assumptions to be used. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

The following table presents the assets acquired and liabilities assumed of Premier as of July 1, 2018 at their initial fair value estimates:

	As Recorded By	Fair Value		As Recorded
	Premier	Adjustments		By the Company
Cash and cash equivalents	$41,317	-		41,317
Investment securities	20,175	(9)	a	20,166
Other investments	181	-		181
Loans	174,102	(5,361)	b	168,810
		69	c
Allowance for loan losses	1,219	(1,219)	d	-
Net loans	172,883	(4,073)		168,810
Premises and equipment, net	7,170	(16)	e	7,154
Core deposit intangible	-	3,500	f	3,500
Bank-owned life insurance	3,050	-		3,050
Other assets	2,114	482	g	2,596
Total assets	$246,890	(116)		246,774

Noninterest-bearing deposits	$24,470	-		24,470
Interest-bearing deposits	179,949	661	h	180,610
Total deposits	204,419	661		205,080

Repurchase liability	18,108	-		18,108
Other liabilities	717	-		717
Total liabilities	223,244	661		223,905

Net identifiable assets acquired over liabilities assumed	23,646	(777)		22,869

Goodwill	-	28,549		28,549

Net assets acquired over liabilities assumed	$23,646	27,772		51,418

Consideration:

Shares of common stock issued		1,028,092
Estimated value per share of the Company's stock		$46.30

Fair value of Company stock issued		47,601
Cash paid for shares and in lieu of fractional shares		2,275
Value of assumed stock options		1,542

Fair value of total consideration transferred		$51,418

Explanation of fair value adjustments

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment to remove deferred fees and costs.
d.	Adjustment reflects the elimination of Premier’s allowance for loan losses.
e.	Adjustment reflects the write-off of certain fixed assets and fair value adjustments of real property.
f.	Adjustment reflects the recording of core deposit intangible asset.
g.	Adjustment to record the deferred tax asset created by purchase adjustments.
h.	Adjustment reflects the fair value adjustment to time deposit accounts.

The discounts on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

Landmark Bancshares, Inc.

Effective August 1, 2018, the Company completed its merger with Landmark Bancshares, Inc. (“Landmark”). Landmark was the parent company of First Landmark Bank, headquartered in Marietta, Georgia, and was merged with and into NCC. Immediately following the holding company merger, First Landmark Bank merged with and into NBC, but NBC continues to operate the former offices of First Landmark Bank under the trade name “First Landmark Bank, a division of National Bank of Commerce.”

At the effective time of the merger, each share of common stock of Landmark issued and outstanding was converted into the right to receive 0.5961 shares of NCC common stock and cash in the amount of $1.33. The Company paid approximately $5,218,000 in cash and issued 2,334,385 shares of NCC common stock for the issued and outstanding shares of Landmark common stock.

The acquisition of Landmark was accounted for using the purchase method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Assets acquired, liabilities assumed, and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding the methods and assumptions to be used. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

The following table presents the assets acquired and liabilities assumed of Landmark as of August 1, 2018 at their initial fair value estimates:

	As Recorded By	Fair Value		As Recorded
	Landmark	Adjustments		By the Company
Cash and cash equivalents	$10,572	-		10,572
Investment securities	66,561	(2,282)	a	64,279
Other investments	1,172	-		1,172
Mortgage loans held-for-sale	1	-		1
Loans	469,931	(12,340)	b	460,823
		3,232	c
Allowance for loan losses	5,155	(5,155)	d	-
Net loans	464,776	(3,953)		460,823
Premises and equipment, net	7,626	1,940	e	9,566
Core deposit intangible	-	8,414	f	8,414
Existing intangible assets	6,433	(6,433)	g	-
Bank-owned life insurance	5,782	-		5,782
Other assets	5,371	(412)	h	4,959
Total assets	$568,294	(2,726)		565,568

Noninterest-bearing deposits	$137,875	-		137,875
Interest-bearing deposits	341,187	1,099	i	342,286
Total deposits	479,062	1,099		480,161

Other borrowings	26,258	-		26,258
Other liabilities	3,924	(61)	j	3,863
Total liabilities	509,244	1,038		510,282

Net identifiable assets acquired over liabilities assumed	59,050	(3,764)		55,286

Goodwill	-	56,637		56,637

Net assets acquired over liabilities assumed	$59,050	52,873		111,923

Consideration:

Shares of common stock issued		2,334,385
Estimated value per share of the Company's stock		$43.60

Fair value of Company stock issued		101,779
Cash paid for shares and in lieu of fractional shares		5,218
Value of assumed stock options		4,926

Fair value of total consideration transferred		$111,923

Explanation of fair value adjustments

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment to remove loan marks from prior acquisition and existing deferred fees and costs.
d.	Adjustment reflects the elimination of Landmark’s allowance for loan losses.
e.	Adjustment reflects the write-off of certain fixed assets and fair value adjustments of real property.
f.	Adjustment reflects the recording of core deposit intangible asset.
g.	Adjustment to remove intangible assets from Landmark’s balance sheet from prior acquisition.
h.	Adjustment to record the deferred tax asset created by purchase adjustments.
i.	Adjustment reflects the fair value adjustment to time deposit accounts.
j.	Adjustment to adjust liabilities.

The discounts on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

The following unaudited supplemental pro forma information is presented to show estimated results assuming FirstAtlantic, Patriot Bank, Premier and Landmark were acquired as of January 1, 2017. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisitions as of January 1, 2017 and should not be considered as representative of future operating results. The pro forma information for 2018 is presented to show estimated results assuming Premier and Landmark were included for the entire periods presented for 2018. Pro forma information for FirstAtlantic and Patriot Bank are not needed for 2018, as each are included in the Company’s results for the entire three-month and nine-month periods ended September 30, 2018.

	For the Three Months Ended		For the Nine Months Ended
Performance Measures (pro forma, unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net interest income	$42,277	$39,820	$126,435	$114,285
Net earnings	$12,970	$10,058	$34,962	$28,371
Diluted earnings per common share	$0.61	$0.48	$1.66	$1.40

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

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. As of September 30, 2018 and December 31, 2017, the approximate fair values and notional amounts of the Company’s derivative instruments, as well as their location on the consolidated balance sheet, were as follows.

	Balance Sheet		Notional
September 30, 2018	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Assets	$155	8,050
Interest rate swaps with customers	Other Assets	$1,352	45,578
Reciprocal interest rate swaps	Other Liabilities	$(1,352)	45,578
Forward commitment to sell mortgage-backed securities	Other Assets	$105	24,000
Interest rate lock commitments on residential mortgages	Other Assets	$488	31,801

	Balance Sheet		Notional
December 31, 2017	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(108)	15,121
Interest rate swaps with customers	Other Assets	$192	42,832
Reciprocal interest rate swaps	Other Liabilities	$(192)	42,832
Forward commitment to sell mortgage-backed securities	Other Liabilities	$(52)	24,500
Interest rate lock commitments on residential mortgages	Other Assets	$528	30,146

During the nine months ended September 30, 2018, the Company recognized a gain of approximately $20,000 related to the ineffective portion of derivatives designated as fair value hedges. The gains and losses are included in other income in the consolidated statements of earnings.

Note 12 – Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, however, entities will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (Topic 606). The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company’s revenue has been more significantly weighted towards net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income has not been as significant. The Company is continuing to assess its revenue streams and reviewing its contracts with customers that are potentially affected by the new guidance, including fees on deposits, gains and losses on the sale of other real estate owned, credit and debit card interchange fees, and credit card revenue, to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. However, the Company’s revenue recognition pattern for these revenue streams is not expected to change materially from prior practice. In addition, the Company continues to follow implementation issues specific to financial institutions, which are still under discussion by the FASB’s Transition Resource Group. The Company adopted the ASU on January 1, 2018 utilizing the modified retrospective approach, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Overview of Third Quarter 2018 Results

Several important measures from the 2018 third quarter include:

●	Net income of $12.0 million, compared to $6.7 million during the third quarter of 2017.
●	Net interest margin (taxable equivalent) of 4.69%, compared to 4.58% for the third quarter of 2017.
●	Return on average assets of 1.23%, compared to 1.08% for the third quarter of 2017.
●	Loan growth (excluding the acquired loans of Landmark and Premier) of $103.0 million, representing a 16.4% annualized growth rate.
●	Deposits growth (excluding the acquired deposits of Landmark and Premier) of $2.7 million, representing a 0.4% annualized growth rate.
●	$116.5 million in mortgage production, compared to $122.7 million for the third quarter of 2017.
●	$315.3 million in purchased volume in the factoring division, compared to $259.5 million for the third quarter of 2017.
●	Annualized net charge-offs of 0.03%, compared to 0.05% in net charge-offs for the third quarter of 2017.
●	A provision for loan losses of $1.0 million, compared to $1.1 million for the third quarter of 2017.
●	Ending book value per share of $33.16.

2018 Acquisition Activity

FirstAtlantic Financial Holdings, Inc.

On January 1, 2018, the Company closed the previously announced merger of FirstAtlantic Financial Holdings, Inc. (“FirstAtlantic”), the parent company of FirstAtlantic Bank, headquartered in Jacksonville, Florida, with and into NCC. Immediately following the holding company merger, FirstAtlantic Bank merged with and into NBC. NBC continues to operate the former offices of FirstAtlantic Bank as branch offices of NBC under the trade name “FirstAtlantic Bank, a division of National Bank of Commerce.”

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

Premier Community Bank of Florida

On July 1, 2018, the Company closed the previously announced merger of Premier Community Bank of Florida (“Premier”) with and into NBC. NBC continues to operate the former offices of Premier under the trade name “Premier Community Bank of Florida, a division of National Bank of Commerce.”

In connection with the merger, each share of common stock of Premier issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.4218 shares of NCC common stock and $0.93 in cash. NCC paid approximately $2,275,000 in cash and issued 1,028,092 shares of NCC common stock for all of the issued and outstanding shares of Premier common stock. The Premier merger became effective on July 1, 2018, and, accordingly, the results of operations attributable to Premier are included in the Company’s 2018 results since July 1, 2018 but not in the corresponding periods of 2017. See Note 10 to the Unaudited Consolidated Financial Statements for more information on the acquisition.

Landmark Bancshares, Inc.

On August 1, 2018, the Company closed the previously announced merger with Landmark Bancshares, Inc. (“Landmark”). Landmark, the parent company of First Landmark Bank, headquartered in Marietta, Georgia, merged with and into NCC. Immediately following the holding company merger, First Landmark Bank merged with and into NBC. NBC continues to operate the former offices of First Landmark Bank as branch offices of NBC under the trade name “First Landmark Bank, a division of National Bank of Commerce.”

In connection with the merger, each share of Landmark common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.5961 shares of NCC common stock and $1.33 in cash. NCC paid approximately $5,218,000 in cash and issued 2,334,385 shares of NCC common stock for all the issued and outstanding shares of Landmark common stock. The Landmark merger became effective on August 1, 2018, and, accordingly, the results of operations attributable to Landmark are included in the Company’s results since August 1, 2018 but not the results for the corresponding periods of 2017. See Note 10 to the Unaudited Consolidated Financial Statements for more information on the acquisition.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the creditworthiness of borrowers and the estimated value of underlying collateral, assumptions about cash flow, determinations of loss factors for estimating credit losses and judgments regarding the impact of current events, conditions and other factors affecting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we ultimately realize may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional, national and global economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to NCC’s consolidated financial statements as of and for the year ended December 31, 2017, which is contained in our most recent Annual Report on Form 10-K and see elsewhere in this report under the section “Allowance for Loan Losses and Provision for Loan Losses.”

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

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2018 and September 30, 2017

The following is a narrative discussion and analysis of significant changes in our results of operations for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017.

Net Income

During the three months ended September 30, 2018, our net income was $12.0 million, compared to $6.7 million for the three months ended September 30, 2017, an increase of 78.8%. During the nine months ended September 30, 2018, our net income was $31.7 million, compared to $19.1 million for the nine months ended September 30, 2017, an increase of 66.5%. Our results of operations for the three-month and nine-month periods ended September 30, 2018, included the results of Landmark (acquired August 1, 2018), Premier (acquired July 1, 2018), FirstAtlantic (acquired January 1, 2018) and Patriot Bank (acquired August 31, 2017). Given the effective dates of these acquisitions, these results are not included in our results of operations for the three-month or nine-month periods ended September 30, 2017, except the 2017 periods include one month of Patriot Bank results.

The primary reason for the increase in net income for the three and nine months ended September 30, 2018, compared to the same period of 2017 was an increase in net interest income. During the three months ended September 30, 2018, net interest income was $40.0 million, an increase of $14.4 million, or 56.1%, compared to the three months ended September 30, 2017. During the nine months ended September 30, 2018, net interest income was $106.3 million, an increase of $34.3 million, or 47.6%, compared to the nine months ended September 30, 2017. This increase was a result of higher levels of loan volume and other earning assets from organic growth and the acquisitions of Landmark, Premier, FirstAtlantic and Patriot Bank.

The increase in net interest income was partially offset by an increase in noninterest expenses during the three and nine months ended September 30, 2018, compared to the same periods of 2017. Total noninterest income during the three months ended September 30, 2018, was $4.8 million, an increase of $222 thousand, or 4.9%, compared to the three months ended September 30, 2017. Total noninterest income during the nine months ended September 30, 2018 was $14.2 million, a decrease of $935 thousand, or 6.2%, compared to the nine months ended September 30, 2017. The primary reason for the overall decrease in noninterest income was a reduction in revenue from the mortgage division. During the three months ended September 30, 2018, mortgage origination and fee income was $1.8 million, a decrease of $955 thousand compared to the three months ended September 30, 2017. During the nine months ended September 30, 2018, mortgage origination and fee income was $6.0 million, a decrease of $3.1 million compared to the nine months ended September 30, 2017.

Total noninterest expense during the three months ended September 30, 2018, was $27.1 million, an increase of $9.1 million, or 50.6%, compared to the three months ended September 30, 2017. Total noninterest expense during the nine months ended September 30, 2018, was $73.7 million, an increase of $19.5 million, or 36.0%, compared to the nine months ended September 30, 2017. This increase was primarily a result of the addition of the operating expenses of Landmark, Premier, FirstAtlantic and Patriot Bank and costs associated with the growth of the Company. Landmark, Premier and FirstAtlantic were not included in our results of operations for the three or nine months ended September 30, 2017. The 2017 periods include one month of Patriot Bank operating expenses.

The largest contributors to the changes in our net interest income, noninterest income and noninterest expense for the three and nine months ended September 30, 2018 compared to the same periods of 2017 were the additional revenues and expenses of Landmark, Premier, FirstAtlantic and Patriot Bank. The following table details the contributions of each acquired bank to selected consolidated totals for the three and nine months ended September 30, 2018.

	For The Three Months Ended September 30, 2018
	FirstAtlantic	Patriot Bank	Premier	Landmark	Total
Net interest income	$4,137	1,673	2,390	4,734	12,934
Noninterest income	$425	33	86	329	873
Noninterest expense	$2,653	892	1,835	2,700	8,080

	For The Nine Months Ended September 30, 2018
	FirstAtlantic	Patriot Bank	Premier	Landmark	Total
Net interest income	$12,386	5,240	2,390	4,734	24,750
Noninterest income	$1,300	124	86	329	1,839
Noninterest expense (1)	$8,363	2,406	1,835	2,700	15,304

(1) Excludes merger-related expense of $2.4 million attributable to FirstAtlantic during the nine months ended September 30, 2018.

Net Interest Income and Net Interest Margin Analysis

Comparison of Net Interest Income for the Three Months Ended September 30, 2018 and 2017

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

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Three Months Ended
(Dollars in thousands)	September 30, 2018			September 30, 2017
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans (1)	$3,002,640	$43,459	5.74%	$1,937,115	$26,634	5.45%
Mortgage loans held-for-sale	18,935	235	4.92	16,811	151	3.56
Securities:
Taxable securities	191,157	1,496	3.10	90,969	694	3.03
Tax-exempt securities (1)	25,102	254	4.01	25,286	310	4.86
Cash balances in other banks	152,715	818	2.13	159,973	533	1.32
Total interest-earning assets	3,390,549	$46,262	5.41	2,230,154	$28,322	5.04
Noninterest-earning assets	475,094			228,231
Total assets	$3,865,643			$2,458,385

Liabilities and shareholders' equity
Interest-bearing transaction accounts	$644,863	$877	0.54%	$314,925	$207	0.26%
Savings and money market deposits	1,162,707	3,114	1.06	827,526	1,233	0.59
Time deposits	470,211	1,570	1.32	273,630	661	0.96
Federal Home Loan Bank advances	3,467	27	3.09	7,000	72	4.08
Securities sold under agreements to repurchase	18,457	49	1.05	228	-	0.00
Subordinated debt	32,950	537	6.47	24,533	388	6.27
Total interest-bearing liabilities	2,332,655	$6,174	1.05	1,447,842	$2,561	0.70
Noninterest-bearing deposits	866,974			615,130
Total funding sources	3,199,629			2,062,972
Noninterest-bearing liabilities	23,647			19,284
Shareholders' equity	642,367			376,129
Total liabilities and shareholders' equity	$3,865,643			$2,458,385
Net interest rate spread			4.36%			4.34%
Net interest income/margin (taxable equivalent)		40,088	4.69%		25,761	4.58%
Tax equivalent adjustment		67			120
Net interest income/margin		$40,021	4.68%		$25,641	4.56%

(1) Yields on tax-exempt loans and securities have been computed on a tax-equivalent basis using an income tax rate of 25.25% and 37.00% for the three-month periods ended September 30, 2018 and 2017, respectively.

Net interest income increased $14.4 million, or 56.1%, to $40.0 million for the three months ended September 30, 2018, compared to $25.6 million for the same period of 2017. The increase was due to an increase in interest income of $18.0 million, resulting from higher levels of loan volume and securities from organic growth and the acquisitions of Landmark, Premier, FirstAtlantic and Patriot Bank. This increase in interest income was partially offset by a $3.6 million increase in interest expense. The increase in interest income was primarily due to a 55.0% increase in average loans outstanding for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. Our average investment in taxable securities increased $100.2 million, or 110.1%, to $191.2 million for the three months ended September 30, 2018, compared to $91.0 million for the three months ended September 30, 2017. The resulting net interest margin for the three months ended September 30, 2018, rose to 4.68%, from 4.56% during the three months September 30, 2017.

Interest-earning assets averaged $3.4 billion for the three months ended September 30, 2018, compared to $2.2 billion for the three months ended September 30, 2017, an increase of $1.2 billion, or 52.0%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased 0.37%, to 5.41% for the three months ended September 30, 2018, compared to 5.04% for the three months ended September 30, 2017. During the three months ended September 30, 2018, the loan yield was 5.74%, compared to 5.45% during the three months ended September 30, 2017. The increase in loan yield was attributable to recent increases in short-term interest rate indices, such as the prime rate and 30-day LIBOR and increased accretion on our acquired loan portfolios due to early pay-offs and higher balances of acquired loans with associated accretable discounts due to the Landmark, Premier, FirstAtlantic and Patriot Bank acquisitions. These acquisitions contributed average loan balances of $768.8 million during the three months ended September 30, 2018.

Interest-bearing liabilities averaged $2.3 billion for the three months ended September 30, 2018, compared to $1.4 billion for the three months ended September 30, 2017, an increase of $884.8 million, or 61.1%. The rate on total interest-bearing liabilities was 1.05% for the three months ended September 30, 2018, compared to 0.70% for the three months ended September 30, 2017. The increase in average deposits was due primarily to the inclusion of Landmark’s, Premier’s, FirstAtlantic’s and Patriot Bank’s deposits in our results for the three months ended September 30, 2018. Interest-bearing liability costs increased due to increased rates on deposit accounts, primarily as a result of the effect of increases in short-term rate indices, such as the prime rate, and some resultant competitive pricing pressure in certain account types. Landmark, Premier, FirstAtlantic and Patriot Bank contributed average interest-bearing deposit balances of $840.7 million during the three months ended September 30, 2018.

Average noninterest-bearing deposits increased to $867.0 million during the three months ended September 30, 2018, representing an increase of $251.8 million compared to the three months ended September 30, 2017.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2018 vs. 2017
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$15,355	$1,470	$16,825
Mortgage loans held-for-sale	21	63	84
Securities:
Taxable securities	784	18	802
Tax-exempt securities	(2)	(54)	(56)
Cash balances in other banks	(25)	310	285
Funds sold	-	-	-
Total interest-earning assets	$16,133	$1,807	$17,940

Interest-bearing liabilities
Interest-bearing transaction accounts	$332	$338	$670
Savings and money market deposits	634	1,247	1,881
Time deposits	593	316	909
Federal Home Loan Bank advances and other borrowed money	(31)	(14)	(45)
Securities sold under agreements to repurchase	-	49	49
Subordinated debt	137	12	149
Total interest-bearing liabilities	$1,665	$1,948	$3,613

Net interest income
Net interest income (taxable equivalent)	14,468	(141)	14,327
Taxable equivalent adjustment	(52)	(1)	(53)
Net interest income	$14,520	$(140)	$14,380

Comparison of Net Interest Income for the Nine Months Ended September 30, 2018 and 2017

The following table shows, for the periods indicated, the average balances of each principal category of our assets, liabilities and shareholders’ equity and the average yields on assets and average costs of liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average daily balances of the associated assets or liabilities.

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2018			September 30, 2017
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans (1)	$2,646,876	$113,180	5.72%	$1,860,398	$74,835	5.38%
Mortgage loans held-for-sale	19,867	658	4.43	18,962	543	3.83
Securities:
Taxable securities	166,463	3,878	3.11	86,903	1,871	2.88
Tax-exempt securities (1)	24,888	763	4.10	25,559	940	4.92
Cash balances in other banks	141,366	1,943	1.84	222,307	1,744	1.05
Funds sold	971	10	1.38	-	-	0.00
Total interest-earning assets	3,000,431	$120,432	5.37	2,214,129	$79,933	4.83
Noninterest-earning assets	379,536			222,139
Total assets	$3,379,967			$2,436,268

Liabilities and shareholders' equity
Interest-bearing transaction accounts	529,534	1,831	0.46%	329,444	667	0.27%
Savings and money market deposits	1,059,602	7,112	0.90	817,815	3,467	0.57
Time deposits	380,562	3,431	1.21	289,924	2,031	0.94
Federal Home Loan Bank advances	5,809	170	3.91	7,000	212	4.05
Securities sold under agreements to repurchase	6,220	49	1.05	741	1	0.18
Subordinated debt	27,392	1,311	6.40	24,520	1,165	6.35
Total interest-bearing liabilities	2,009,119	$13,904	0.93	1,469,444	$7,543	0.69
Noninterest-bearing deposits	795,771			609,698
Total funding sources	2,804,890			2,079,142
Noninterest-bearing liabilities	23,150			17,566
Shareholders' equity	551,927			339,560
Total liabilities and shareholders' equity	$3,379,967			$2,436,268
Net interest rate spread			4.44%			4.14%
Net interest income/margin (taxable equivalent)		106,528	4.75%		72,390	4.37%
Tax equivalent adjustment		204			366
Net interest income/margin		$106,324	4.74%		$72,024	4.35%

(1) Yields on tax-exempt loans and securities have been computed on a tax-equivalent basis using an income tax rate of 25.25% and 37.00% for the nine-month periods ended September 30, 2018 and 2017, respectively.

Net interest income increased $34.3 million, or 47.6%, to $106.3 million for the nine months ended September 30, 2018, compared to $72.0 million for the same period of 2017. The increase was due to an increase in interest income of $40.7 million, resulting from higher levels of loan volume and securities from organic growth and the acquisitions of Landmark, Premier, FirstAtlantic and Patriot Bank. This increase in interest income was partially offset by a $6.4 million increase in interest expense. The increase in interest income was primarily due to a 42.3% increase in average loans outstanding for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Our average investment in taxable securities increased $79.6 million, or 91.6%, to $166.5 million for the nine months ended September 30, 2018, compared to $86.9 million for the nine months ended September 30, 2017. The resulting net interest margin for the nine months ended September 30, 2018, rose to 4.74%, from 4.35% during the nine months ended September 30, 2017.

Interest-earning assets averaged $3.0 billion for the nine months ended September 30, 2018, compared to $2.2 billion for the nine months ended September 30, 2017, an increase of $786.3 million, or 35.5%. Additional information on growth in our loan portfolio for these periods is presented below. The yield on average interest-earning assets increased 0.54%, to 5.37% for the nine months ended September 30, 2018, compared to 4.83% for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the loan yield was 5.72%, compared to 5.38% during the nine months ended September 30, 2017. The increase in loan yield was attributable to recent increases in short-term interest rate indices, such as the prime rate and 30-day LIBOR and increased accretion on our acquired loan portfolios due to early pay-offs and higher balances of acquired loans with associated accretable discounts due to the Landmark, Premier, FirstAtlantic and Patriot Bank acquisitions. Landmark, Premier, FirstAtlantic and Patriot Bank contributed average loan balances of $555.6 million during the nine months ended September 30, 2018.

Interest-bearing liabilities averaged $2.0 billion for the nine months ended September 30, 2018, compared to $1.5 billion for the nine months ended September 30, 2017, an increase of $539.7 million, or 36.7%. The rate on total interest-bearing liabilities was 0.93% for the nine months ended September 30, 2018, compared to 0.69% for the nine months ended September 30, 2017. The increase in average deposits was due primarily to the inclusion of Landmark’s, Premier’s, FirstAtlantic’s and Patriot Bank’s deposits in our results for the nine months ended September 30, 2018. Interest-bearing liability costs increased due to increased rates on deposit accounts, primarily as a result of the effect of increases in short-term rate indices, such as the prime rate, and some resultant competitive pricing pressure in certain account types. Landmark, Premier, FirstAtlantic and Patriot Bank contributed average interest-bearing deposit balances of $610.2 million during the nine months ended September 30, 2018.

Average noninterest-bearing deposits increased to $795.8 million during the nine months ended September 30, 2018, representing an increase of $186.1 million compared to the nine months ended September 30, 2017.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2018 vs. 2017
	Variance due to
Interest-earning assets	Volume	Yield/Rate	Total
Loans	$33,371	4,974	38,345
Mortgage loans held-for-sale	27	88	115
Securities:
Taxable securities	1,841	166	2,007
Tax-exempt securities	(25)	(152)	(177)
Cash balances in other banks	(790)	989	199
Funds sold	10	-	10
Total interest-earning assets	$34,434	6,065	40,499

Interest-bearing liabilities
Interest-bearing transaction accounts	$538	626	1,164
Savings and money market deposits	1,226	2,419	3,645
Time deposits	730	670	1,400
Federal Home Loan Bank advances	(35)	(7)	(42)
Securities sold under agreements to repurchase	29	19	48
Subordinated debt	137	9	146
Total interest-bearing liabilities	$2,625	3,736	6,361

Net interest income
Net interest income (taxable equivalent)	31,809	2,329	34,138
Taxable equivalent adjustment	(149)	(13)	(162)
Net interest income	$31,958	2,342	34,300

Provision for Loan Losses

During the three and nine months ended September 30, 2018, we recorded a provision for loan losses of $1.0 million and $3.2 million, respectively. During the three and nine months ended September 30, 2017, we recorded a provision for loan losses of $1.1 million and $2.4 million, respectively. The provision expense for the nine months ended September 30, 2018 is higher due to the additional expense resulting from loan growth during the first nine months of 2018 and higher net charge-offs (primarily commercial and industrial loans and factored receivables) during the nine months ended September 30, 2018.

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses (which is a charge to earnings) and loan recoveries, and is decreased by charge-offs. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated and an impairment is deemed necessary, the impaired portion of the loan amount generally is charged off. As of September 30, 2018, $90 thousand of our recorded allowance was related to impaired loans.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2018	2017	2018	2017
Service charges and fees on deposit accounts	$1,166	$671	$3,207	$1,978
Mortgage origination and fee income	1,825	2,780	5,982	9,079
Merchant sponsorship revenue	749	622	2,144	1,968
Income from bank-owned life insurance	323	210	885	645
Wealth management fees	16	12	46	36
Gain on sale of other real estate, net	-	6	139	110
Gain on sale of investments available-for-sale	-	-	193	28
Other noninterest income	689	245	1,555	1,242
Total noninterest income	$4,768	$4,546	$14,151	$15,086

Noninterest income for the three months ended September 30, 2018 and 2017 was $4.8 million and $4.5 million, respectively. Noninterest income for the nine months ended September 30, 2018 and 2017 was $14.2 million and $15.1 million, respectively. The inclusion of Landmark, Premier, FirstAtlantic and Patriot Bank in our results of operations for the three and nine months ended September 30, 2018, contributed approximately $873 thousand and $1.8 million, respectively, in noninterest income for each period.

All categories of recurring noninterest income, except for mortgage origination and fee income, experienced an increase during the three and nine months ended September 30, 2018 compared to the same periods of 2017. Mortgage division income decreased $955 thousand during the three months ended September 30, 2018, and totaled $1.8 million for the quarter ended September 30, 2018, compared to $2.8 million during the three months ended September 30, 2017. Mortgage division income decreased $3.1 million during the nine months ended September 30, 2018, and totaled $6.0 million for the nine months ended September 30, 2018, compared to $9.1 million during the nine months ended September 30, 2017. Recent interest rate increases have negatively impacted our mortgage loan pricing and led to lower mortgage division income. The rate increases have also led to slightly lower origination volume during the three and nine months ended September 30, 2018, compared to the same period of 2017. During the three months ended September 30, 2018, total production was $116.5 million, compared to $122.7 million during the three months ended September 30, 2017. During the nine months ended September 30, 2018, total production was $381.0 million, compared to $386.6 million during the nine months ended September 30, 2017.

Our mortgage production totals include mortgage loans purchased by the Bank for its loan portfolio.  When such loans are originated, they become Bank portfolio loans and no gain on sale is recognized.  The Company will record interest income over the life of the loan.  During the three and nine months ended September 30, 2018, the Bank acquired approximately 39.9% and 38.0%, respectively, of the mortgage origination volume compared to 19.0% and 19.1% for the same periods of 2017.

During the three months ended September 30, 2018, refinance activity accounted for 23.4% of production volume, compared to 23.6% during the same period in 2017 and 17.0% during the second quarter of 2018.

Service charges and fees on deposit accounts increased by $495 thousand to $1.2 million for the three months ended September 30, 2018, and increased $1.2 million to $3.2 million for the nine months ended September 30, 2018, compared to the same periods in 2017. The inclusion of Landmark, Premier, FirstAtlantic and Patriot Bank in our results of operations for the three and nine months ended September 30, 2018, contributed approximately $225 thousand and $657 thousand, respectively, to this increase for each period of 2018, and the remaining portion of this increase was the result of an increase in the number of deposit accounts.

Income from bank-owned life insurance increased $113 thousand to $323 thousand for the three months ended September 30, 2018, and increased $240 thousand to $885 thousand for the nine months ended September 30, 2018, compared to the same periods in 2017. The increase for each period was due to the addition of bank-owned life insurance acquired in the Landmark, Premier and FirstAtlantic transactions.

Merchant sponsorship revenue increased by $127 thousand to $749 thousand for the three months ended September 30, 2018, and increased $176 thousand to $2.1 million for the nine months ended September 30, 2018, compared to the same periods in 2017. The increase was due to growth in the volume of transactions we processed.

Noninterest Expense

The increase in our total noninterest expense during the three and nine months ended September 30, 2018, reflects the continued growth of the Company (organic growth and growth through acquisitions), as well as the expansion of our operational framework, employee base and facilities infrastructure as we build the foundation to support our growth strategies.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2018	2017	2018	2017
Salaries and employee benefits	$14,336	$9,804	$39,294	$29,540
Commission-based compensation	1,876	1,748	5,202	5,155
Occupancy and equipment expense	2,439	1,608	6,458	4,560
Data processing expenses	1,820	976	6,545	2,931
Advertising and marketing expenses	296	309	925	1,104
Legal fees	384	204	1,040	630
FDIC insurance assessments	267	351	771	1,017
Property and casualty insurance premiums	232	229	707	581
Accounting and audit expenses	388	288	1,055	900
Consulting and other professional expenses	1,347	510	2,453	1,524
Telecommunications expenses	295	203	751	558
Other real estate owned, repossessed asset and other collection expenses	63	26	203	347
Core deposit intangible amortization	1,306	366	2,783	1,062
Other noninterest expense	2,047	1,365	5,503	4,276
Total noninterest expense	$27,096	$17,987	$73,690	$54,185

Noninterest expense for the three months ended September 30, 2018 and 2017 was $27.1 million and $18.0 million, respectively. Noninterest expense for the nine months ended September 30, 2018 and 2017 was $73.7 million and $54.2 million, respectively. During the nine months ended September 30, 2018, we incurred $3.8 million in merger-related expenses, of which approximately $2.1 million was associated with the termination of a data processing contract for FirstAtlantic. Combined noninterest expense for the three and nine months ended September 30, 2018 at Landmark, Premier, FirstAtlantic and Patriot Bank were approximately $8.1 million and $15.3 million, respectively (excluding merger-related expenses of $3.8 million during the nine months ended September 30, 2018). The inclusion of Landmark, Premier, FirstAtlantic and Patriot Bank accounts for most of the increase in noninterest expense recorded during each period of 2018 compared to the same periods in 2017.

Two of the largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits and commission-based compensation. Salaries continue to increase as our company grows and we expand our presence in the markets we serve. Higher incentive compensation accruals during the three and nine months ended September 30, 2018, and a larger workforce have contributed to the increase in salaries and employee benefits. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at Corporate Billing. Total commission-based compensation increased for the three and nine months ended September 30, 2018 compared to the same periods of 2017. Although mortgage origination volume was down in each period of 2018, activity at Corporate Billing increased and led to higher total commission-based compensation expense. Additionally, salaries and benefits for Landmark, Premier, FirstAtlantic and Patriot Bank employees contributed approximately $4.7 million of the $4.5 million increase in salaries and employee benefits expense recorded during the three months ended September 30, 2018, and approximately $9.2 million of the $9.8 million increase in salaries and employee benefits expense recorded during the nine months ended September 30, 2018.

Many categories of noninterest expense increased during the three and nine months ended September 30, 2018 compared to same periods of 2017. This was largely a result of the additional expenses associated with the operations of Landmark, Premier, FirstAtlantic and Patriot Bank, including $2.1 million to terminate FirstAtlantic’s contract with its previous core operating system provider.

Income Tax Provision

Income tax expense for the three months ended September 30, 2018 and 2017 was $4.0 million and $3.8 million, respectively. Income tax expense for the nine months ended September 30, 2018 and 2017 was $10.1 million and $10.0 million, respectively. Our effective tax rate for the three months ended September 30, 2018 was 24.2% (25.2% including the minority interest in CBI), compared to 34.5% (36.4% including the minority interest in CBI) during the three months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018, was 23.2% (24.2% including the minority interest in CBI), compared to 32.6% (34.3% including the minority interest in CBI) during the nine months ended September 30, 2017. The lower effective tax rate and the overall tax expense for the three and nine months ended September 30, 2018 reflects the lower federal income tax rates implemented by the Tax Cuts and Jobs Act of 2017. The effective tax rates are also affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at September 30, 2018 and December 31, 2017

Overview

Our total assets increased $1.4 billion, or 49.9%, from $2.7 billion at December 31, 2017 to $4.1 billion at September 30, 2018. Loans increased by $1.1 billion, or 51.1%, during the first nine months of 2018. Total investment securities increased by $99.8 million, or 89.6%, during the first nine months of 2018. Cash and cash equivalents decreased by $35.0 million during the first nine months of 2018. The Landmark, Premier and FirstAtlantic acquisitions added total assets and loans of $1.4 billion and $933.5 million, respectively.

During the first nine months of 2018, deposits increased $1.0 billion and totaled $3.3 billion at September 30, 2018. The Landmark, Premier and FirstAtlantic acquisitions added $1.1 billion in deposits. As interest rates rise, competition for deposits increases. In some cases, we have had large deposit customers move deposits to other investment types as rates became more attractive. Excluding the acquired deposits from Landmark, Premier and FirstAtlantic, our total deposits decreased by $13.7 million during the nine months ended September 30, 2018.

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that management attempts to control and counterbalance. Total loans averaged $2.7 billion during the nine months ended September 30, 2018, or 88.2% of average earning assets, compared to $1.9 billion, or 84.0% of average earning assets, for the nine months ended September 30, 2017. At September 30, 2018, total loans, net of unearned income, were $3.2 billion, compared to $2.1 billion at December 31, 2017, an increase of $1.1 billion, or 51.1%. Excluding the loans acquired in the Landmark, Premier and FirstAtlantic acquisitions, loans increased by $158.9 million, or 7.4%.

The organic, or non-acquired, growth in the Bank’s loan portfolio is attributable to the Bank’s ability to attract new customers and grow existing banking relationships. We have been successful in building banking relationships with new customers in all of the markets that we serve. We have hired several new bankers in our markets who have transitioned a number of their former clients and new clients to the Bank. Our bankers are expected to be involved in their communities and to maintain business development efforts to develop relationships with clients, and our philosophy is to be responsive to customer needs by providing decisions in a timely manner. In addition to our business development efforts, many of the markets in which we operate have shown signs of economic recovery over the past few years, which has increased demand for the services that we provide. The organic loan growth during the nine months ended September 30, 2018, was lower than our historical growth; however, we believe some of our growth during the fourth quarter of 2017 may have been activity that normally would have occurred during the first three months of 2018. During the nine months ended September 30, 2018, we experienced unusually high loan pay-offs and principal reductions. Origination activity has remained strong, but overall loan growth has been muted during 2018 due to the 2018 payoff activity.

The table below provides a summary of the loan portfolio composition as of the periods indicated.

COMPOSITION OF LOAN PORTFOLIO

	As of
	September 30,		December 31,
(Dollars in thousands)	2018		2017
	Amount	Percent of Total	Amount	Percent of Total
Construction, land development and other land loans	$363,561	11.25%	$231,030	10.80%
Secured by farmland	21,685	0.67	17,726	0.83
Secured by 1-4 family residential properties	698,528	21.62	508,935	23.80
Secured by multifamily (5 or more) residential properties	78,048	2.42	60,054	2.81
Secured by nonfarm nonresidential properties	1,469,291	45.47	888,289	41.53
Loans secured by real estate	2,631,113	81.43	1,706,034	79.77
Commercial and industrial loans	389,985	12.07	258,577	12.09
Factored commercial receivables	151,985	4.70	118,710	5.55
Consumer loans	29,261	0.91	26,314	1.23
Other loans	28,962	0.89	29,082	1.36
Total gross loans	3,231,306	100.00%	2,138,717	100.00%
Unearned income	(928)		(659)
Total loans, net of unearned income	3,230,378		2,138,058
Allowance for loan losses	(16,759)		(14,985)
Total net loans	$3,213,619		$2,123,073

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

The principal component of our loan portfolio is loans secured by real estate. At September 30, 2018, this category totaled $2.6 billion and represented 81.4% of our total loan portfolio, compared to $1.7 billion, or 79.8% of the total loan portfolio, at December 31, 2017. Each category of real estate mortgage loans increased during the first nine months of 2018.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $581.0 million, or 65.4%, to $1.5 billion at September 30, 2018, compared to $888.3 million at December 31, 2017. Excluding the acquired loans from Landmark, Premier and FirstAtlantic, commercial mortgage loans increased by $118.8 million, or 13.4%, during the nine months ended September 30, 2018. Commercial mortgage loans represent the single largest category of our loans, and at September 30, 2018, accounted for 45.5% of our entire loan portfolio. Our management team has a great deal of experience and expertise in commercial mortgage loans, and this loan type has traditionally represented a large portion of our loan portfolio. Of the $1.5 billion in total commercial mortgage loans at September 30, 2018, approximately $645.5 million were loans secured by owner-occupied properties. The following table provides a summary of our non-owner-occupied commercial mortgage loans as of the dates indicated.

	As of
	September 30,	December 31,
(Dollars in thousands)	2018	2017
Office	$179,973	$122,554
Retail	309,220	203,647
Industrial/Warehouse	76,618	51,852
Other	258,161	131,711
Total	$823,972	$509,764

Residential mortgage loans increased by $189.6 million, or 37.3%, to $698.5 million at September 30, 2018, compared to $508.9 million at December 31, 2017. Excluding the acquired loans from Landmark, Premier and FirstAtlantic, residential mortgage loans decreased by $24.0 million, or 4.7%, during the nine months ended September 30, 2018. At September 30, 2018, residential mortgage loans accounted for 21.6% of our entire loan portfolio.

Real estate construction, land development and other land loans totaled $363.6 million at September 30, 2018, an increase of 57.4% from $231.0 million at December 31, 2017. Excluding the acquired loans from Landmark, Premier and FirstAtlantic, real estate construction, land development and other land loans increased by $28.4 million, or 12.3%, during the nine months ended September 30, 2018. At September 30, 2018, this loan type accounted for 11.3% of our total loan portfolio.

Commercial and industrial loans totaled $390.0 million at September 30, 2018, an increase of 50.8% from $258.6 million at December 31, 2017. Excluding the acquired loans from Landmark, Premier and FirstAtlantic, commercial and industrial loans increased by $17.1 million, or 6.6%, during the nine months ended September 30, 2018. At September 30, 2018, this loan type accounted for 12.1% of our total loan portfolio.

Factored commercial receivables totaled $152.0 million at September 30, 2018, compared to $118.7 million at December 31, 2017. This balance fluctuates based on several variables, such as when receivables are purchased and when and how quickly payments are received.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

ALLOWANCE FOR LOAN LOSSES

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Total loans outstanding, net of unearned income	$3,230,378	$2,056,406	$3,230,378	2,056,406
Average loans outstanding, net of unearned income	$3,002,640	$1,937,115	$2,646,876	1,860,398
Allowance for loan losses at beginning of period	$15,997	$13,407	$14,985	12,113
Charge-offs:
Loans secured by real estate	-	104	411	148
Commercial and industrial loans	476	-	736	-
Factored receivables	500	583	2,405	1,936
Consumer loans	4	-	50	30
All other loans	10	26	26	28
Total charge-offs	990	713	3,628	2,142
Recoveries:
Loans secured by real estate	301	-	427	19
Commercial and industrial loans	14	2	39	6
Factored receivables	418	459	1,739	1,424
Consumer loans	17	1	19	7
All other loans	1	3	3	421
Total recoveries	751	465	2,227	1,877
Net charge-offs	239	248	1,401	265
Provision for loan losses	1,001	1,105	3,175	2,416
Allowance for loan losses at period end	$16,759	$14,264	$16,759	14,264
Allowance for loan losses to period end loans	0.52%	0.69%	0.52%	0.69%
Net charge-offs to average loans	0.03%	0.05%	0.07%	0.02%

The table above does not include the allowances of banks that we have acquired that were established prior to each bank’s respective date of acquisition. In accordance with ASC Topic 805, Business Combinations, these acquired entities’ respective allowances for loan losses were not brought forward at acquisition; instead, the acquired loans were recorded at fair value and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At September 30, 2018, our acquired loan portfolios totaled $1.3 billion and had an aggregate related non-accretable difference of $15.6 million and accretable discount of $17.9 million.

For the acquired loan portfolio, the allowance is determined for each loan pool and compared to the remaining discount for that pool. If the allowance amount calculated under the Company’s methodology is greater than the Company’s remaining discount on the acquired loan portfolio, this amount is added to the reported allowance through a provision for loan losses. If the allowance amount calculated under the Company’s methodology is less than the Company’s recorded discount, no additional allowance or provision is recognized. Our analysis indicates that no additional allowance is necessary on our acquired loan portfolio as of September 30, 2018.

Overall, asset quality indicators have remained steady or improved, and, as a result, provision expense related directly to asset quality has been minimal. During the nine months ended September 30, 2018, we recorded a provision expense of $3.2 million due to organic loan growth and the maturity and renewal of approximately $43.1 million in previously acquired loans. These loans are no longer classified as acquired and have no remaining discount based on the fact that they have now been underwritten by the Company. During the nine months ended September 30, 2018, Corporate Billing experienced net charge-offs of $666 thousand and required loan loss provision expense of the same amount.

Allocation of the Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of
	September 30,		December 31,
	2018		2017
(Dollars in thousands)	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$3,056	12.97%	$2,511	13.45%
Factored receivables	600	4.70	600	5.55
Real estate - mortgage	10,778	70.17	9,845	68.97
Real estate - construction	2,188	11.25	1,884	10.80
Consumer	137	0.91	145	1.23
	$16,759	100.00%	$14,985	100.00%

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

Nonperforming Assets

The following table presents our nonperforming assets as of the dates indicated.

NONPERFORMING ASSETS

	For the Nine Months Ended
	September 30,		December 31,
(Dollars in thousands)	2018	2017	2017

Non-accrual loans	$4,281	2,695	2,722
Loans past due 90 days or more and still accruing	484	1,690	677
Total nonperforming loans	4,765	4,385	3,399
Other real estate and repossessed assets	1,339	1,171	1,094
Total nonperforming assets	$6,104	5,556	4,493
Allowance for loan losses to period-end loans	0.52%	0.69%	0.70%
Allowance for loan losses to period-end nonperforming loans	351.71	325.29	440.86
Net charge-offs to average loans	0.07	0.02	0.05
Nonperforming assets to period-end loans and foreclosed property and repossessed assets	0.19	0.27	0.21
Nonperforming loans to period-end loans	0.15	0.21	0.16

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

Total nonperforming assets totaled $6.1 million at September 30, 2018, an increase from $4.5 million at December 31, 2017. Many of the nonperforming assets as of September 30, 2018, were acquired as a result of our recent bank acquisitions. As of September 30, 2018, acquired nonaccrual loans and other real estate totaled $4.1 million and $1.0 million, respectively. Acquired nonaccrual loans and other real estate totaled $2.6 million and $1.1 million, respectively, at December 30, 2017. Asset quality has been and will continue to be a primary focus of management.

Investment Securities

We use our securities portfolio primarily to enhance our overall yield on interest-earning assets and as a source of liquidity, as a tool to manage our balance sheet sensitivity and regulatory capital ratios, and as a base from which to pledge assets for public deposits. When our liquidity position exceeds current needs and our expected loan demand, other investments are considered as a secondary earnings alternative. As investments mature, they are used to meet current cash needs or they are reinvested to maintain our desired liquidity position. We have designated the majority of our securities as available-for-sale to provide flexibility in case an immediate need for liquidity arises, and we believe that the composition of the portfolio offers needed flexibility in managing our liquidity position and interest rate sensitivity without adversely impacting our regulatory capital levels. Securities available-for-sale are reported at fair value, with unrealized gains or losses reported as a separate component of other comprehensive income, net of related deferred taxes. Purchase premiums and discounts are recognized in income using the interest method over the terms of the securities. Securities classified as held-to-maturity are carried at amortized cost on our balance sheet.

During the nine months ended September 30, 2018, we sold all of the securities we acquired in connection with the acquisitions of Landmark, Premier and FirstAtlantic for total proceeds of $124.9 million and did not realize a gain or loss on the sale. The acquired securities were recorded at fair value in purchase accounting and then immediately sold. We liquidated the acquired portfolio at the time of acquisition and reinvested the proceeds as needed in securities that met our interest rate risk parameters and credit quality metrics. In addition to these sales, during the nine months ended September 30, 2018, we sold ten debt securities from our legacy portfolio totaling $9.5 million and realized a gain of $193 thousand. The securities sold were low-factor residential mortgage-backed securities and one subordinated note issued by Landmark that we were required to liquidate under the terms of the merger agreement pursuant to which we acquired Landmark.

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2018 and December 31, 2017.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of
	September 30,		December 31,
(Dollars in thousands)	2018		2017
	Cost	Market	Cost	Market
U.S. government agency obligations	$2,809	2,803	3,261	3,264
Municipal securities	2,313	2,392	3,074	3,265
Residential mortgage-backed securities	146,997	143,449	39,143	39,244
Other commercial mortgage-backed securities	3,990	3,767	4,012	3,924
Other asset-backed securities	33,499	33,568	35,745	36,137
Total investment securities available-for-sale	$189,608	185,979	85,235	85,834

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of
	September 30,		December 31,
(Dollars in thousands)	2018		2017
	Cost	Market	Cost	Market
Municipal securities	$21,215	20,560	21,254	21,645
Residential mortgage-backed securities	3,488	3,387	4,058	4,037
Other debt securities	500	500	250	250
Total investment securities held-to-maturity	$25,203	24,447	25,562	25,932

We invest primarily in mortgage-backed securities, municipal securities and obligations of government-sponsored entities and agencies of the United States, though we may in some situations also invest in direct obligations of the United States or obligations guaranteed as to principal and interest by the United States. All of our mortgage-backed securities are residential securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). We also invest in other asset-backed securities. These securities are collateralized by commercial loans, and we have invested in tranches rated AAA, AA and A by Standard & Poor’s and/or Moody’s.

Deposits

Deposits, which include non-interest-bearing demand deposits, interest-bearing demand deposits, money market accounts and savings and time deposits, are the primary funding source for the Bank. We offer a variety of products designed to attract and retain customers, with a primary focus on building and expanding client relationships. We continually focus on establishing a comprehensive relationship with consumer and business borrowers, seeking deposits as well as lending relationships.

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of
	September 30,		December 31,
	2018		2017
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$932,089	27.98%	$697,144	30.49%
Interest-bearing demand	663,155	19.90	362,266	15.85
Savings and money market	1,218,215	36.57	951,846	41.64
Time less than $100k	121,875	3.66	63,044	2.76
Time equal to or greater than $100k and less than $250k	156,983	4.71	88,207	3.86
Time equal to or greater than $250k	239,365	7.18	123,324	5.40
Total deposits	$3,331,682	100.00%	$2,285,831	100.00%

Total deposits were $3.3 billion at September 30, 2018, an increase of $1.0 billion from December 31, 2017. Excluding the acquired Landmark, Premier and FirstAtlantic deposits, deposits decreased by $13.7 million during the nine months ended September 30, 2018. As expected, much of our year-end seasonal deposits left the Bank, and we also had some large depositors move their cash on deposit into other investment types as rates on other investment classes became more attractive. We have experienced increased competition for deposits as deposit rates have increased.

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One of our sources of wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $2.0 million and $7.0 million at September 30, 2018 and December 31, 2017, respectively. We have not initiated any additional borrowings from the FHLB since 2012. We also have access to brokered deposits. During the first nine months of 2018, we issued $50.0 million of short-term brokered deposits to compensate for some of our deposit run-off, and $25.0 million matured and was not replaced. At September 30, 2018, we had $24.9 million of brokered deposits outstanding. We expect to have access to additional brokered deposits to fund deposit run-off if it occurs during the remainder of 2018. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit that mature in three to five years at rates that are lower than we would offer in our local markets, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificate of deposit balances of $17.0 million and $8.6 million at September 30, 2018 and December 31, 2017, respectively. We have not issued any new internet certificates of deposit during 2018, although we did assume $13.5 million in such certificates of deposit with our acquisition of Landmark.

Liquidity

Market and public confidence in our financial strength and in financial institutions generally affects our access to appropriate levels of liquidity. Confidence in the Company is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

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

Cash and cash equivalents at September 30, 2018 and December 31, 2017 were $200.2 million and $235.3 million, respectively. Based on the balance of cash and cash equivalents, we believe that our liquidity resources were sufficient at September 30, 2018 to fund loans, pay the cash portion of pending acquisitions, and meet our other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS
As of September 30, 2018

(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$2,000	-	-	-	2,000
Subordinated debt	-	-	-	37,211	37,211
Certificates of deposit of less than $100k	83,727	30,201	7,805	142	121,875
Certificates of deposit of $100k or more	198,621	164,097	33,630	-	396,348
Operating leases	2,128	3,820	2,870	4,064	12,882
Total contractual obligations	$286,476	198,118	44,305	41,417	570,316

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

Our off-balance sheet arrangements are summarized in the following table as of the dates indicated.

CREDIT EXTENSION COMMITMENTS

	As of
	September 30,	December 31,
(Dollars in thousands)	2018	2017

Unfunded lines	$732,456	483,952
Letters of credit	16,641	10,255
Total credit extension commitments	$749,097	494,207

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

The following table illustrates our interest rate sensitivity at September 30, 2018, assuming that the relevant assets and liabilities are collected and paid, respectively, based on historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS
As of September 30, 2018

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$1,175,918	86,853	315,283	751,164	613,690	303,003	3,245,911
Securities	45,005	7,934	12,089	30,824	27,559	87,771	211,182
Cash balances in other banks	137,927	-	-	-	-	-	137,927
Total interest-earning assets	$1,358,850	94,787	327,372	781,988	641,249	390,774	3,595,020

Interest-bearing liabilities
Interest-bearing transaction accounts	$249,829	8,580	38,610	102,964	83,679	179,493	663,155
Savings and money market deposits	744,811	10,702	48,162	118,281	108,124	188,135	1,218,215
Time deposits	14,818	61,691	203,870	194,432	41,302	2,110	518,223
Federal Home Loan Bank and other borrowed money	-	-	2,000	-	-	-	2,000
Subordinated debt	-	-	-	-	37,211	-	37,211
Total interest-bearing liabilities	$1,009,458	80,973	292,642	415,677	270,316	369,738	2,438,804

Interest sensitivity gap
Period gap	$349,392	13,814	34,730	366,311	370,933	21,036	1,156,216
Cumulative gap	349,392	363,206	397,936	764,247	1,135,180	1,156,216
Cumulative gap - Rate-Sensitive Assets/Rate-Sensitive Liabilities	9.72%	10.10	11.07	21.26	31.58	32.16

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

MARKET RISK
	Impact on Net Interest Income
	As of
	September 30,	December 31,
Change in prevailing interest rates	2018	2017
+400 basis points	9.28%	17.52%
+300 basis points	6.98	13.17
+200 basis points	4.66	8.83
+100 basis points	2.34	4.41
0 basis points	-	-
-100 basis points	(2.77)	(5.60)
-200 basis points	(7.67)	(13.64)
-300 basis points	(13.44)	(18.01)
-400 basis points	(17.13)	(21.34)

Capital Resources

Total shareholders’ equity attributable to NCC at September 30, 2018 was $677.2 million, or 16.5% of total assets. At December 31, 2017, total shareholders’ equity attributable to NCC was $392.6 million, or 14.3% of total assets. The increase in shareholders’ equity during the first nine months of 2018 was primarily attributable to our acquisitions of Landmark, Premier and FirstAtlantic, the exercise of options to purchase our common stock and other share-based compensation and net income.

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

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures, such as common equity Tier 1 capital, Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well-capitalized” institution under applicable federal regulations. As of September 30, 2018, the Bank was “well-capitalized.”

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

The table below calculates and presents regulatory capital based on the regulatory capital ratio requirements under Basel III. As of January 1, 2016, an additional capital conservation buffer has been added to the minimum requirements for capital adequacy purposes and is subject to a three-year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019, at 2.5%. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The ratios for the Company and Bank are currently sufficient to satisfy the fully phased-in conservation buffer.

The following table sets forth selected consolidated capital ratios at September 30, 2018 and December 31, 2017 for both NBC and NCC.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-Weighted Assets)
NCC	$464,903	14.74%	$252,306	8.00%	N/A	N/A
NBC	$442,282	14.03%	$252,180	8.00%	$315,224	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
NCC	$410,933	13.03%	$189,230	6.00%	N/A	N/A
NBC	$425,523	13.50%	$189,135	6.00%	$252,180	8.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
NCC	$410,933	13.03%	$141,922	4.50%	N/A	N/A
NBC	$425,523	13.50%	$141,852	4.50%	$204,897	6.50%
Tier 1 Capital
(to Average Assets)
NCC	$410,933	11.40%	$144,154	4.00%	N/A	N/A
NBC	$425,523	11.82%	$143,972	4.00%	$179,965	5.00%
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-Weighted Assets)
NCC	$311,225	14.37%	$173,301	8.00%	N/A	N/A
NBC	$273,012	12.61%	$173,243	8.00%	$220,680	10.00%
Tier 1 Capital
(to Risk-Weighted Assets)
NCC	$271,687	12.54%	$129,975	6.00%	N/A	N/A
NBC	$258,027	11.92%	$129,932	6.00%	$176,543	8.00%
Common Equity Tier 1 Capital
(to Risk-Weighted Assets)
NCC	$271,687	12.54%	$97,482	4.50%	N/A	N/A
NBC	$258,027	11.92%	$97,449	4.50%	$143,442	6.50%
Tier 1 Capital
(to Average Assets)
NCC	$271,687	10.89%	$99,786	4.00%	N/A	N/A
NBC	$258,027	10.36%	$99,630	4.00%	$124,538	5.00%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chairman and Chief Executive Officer (Principal Executive Officer) and President and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chairman and Chief Executive Officer and President and Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our President and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.1*	Form of Landmark Bancshares, Inc. 6.50% Fixed to Floating Subordinated Note due June 30, 2027

4.2*	Form of Warrant to Purchase Common Stock (FirstAtlantic Financial Holdings, Inc.)

10.1	2018 Supplemental Executive Retirement Benefits Agreement, entered into and effective as of September 12, 2018, by and between National Bank of Commerce and Richard Murray, IV (incorporated by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 001-36878), filed on September 17, 2018)

10.2	2018 Split-Dollar Agreement, entered into and effective as of September 12, 2018, by and between National Bank of Commerce and Richard Murray, IV (incorporated by reference to Exhibit 10.2A to the Current Report on Form 8-K (File No. 001-36878), filed on September 17, 2018)

10.3	2018 Supplemental Executive Retirement Benefits Agreement, entered into and effective as of September 12, 2018, by and between National Bank of Commerce and William E. Matthews, V (incorporated by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 001-36878), filed on September 17, 2018)

10.4	2018 Split-Dollar Agreement, entered into and effective as of September 12, 2018, by and between National Bank of Commerce and William E. Matthews, V (incorporated by reference to Exhibit 10.2B to the Current Report on Form 8-K (File No. 001-36878), filed on September 17, 2018)

10.5*	Executive Employment Agreement, dated December 21, 2017, by and between National Bank of Commerce and Robert B. Aland

10.6*	Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Robert B. Aland

10.7*	Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Robert B. Aland

10.8*	Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and John R. Bragg

10.9*	Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and John R. Bragg

10.10*	Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Michael D. Goodson, Jr.

10.11*	Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Michael D. Goodson, Jr.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files for the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018
_________
*	Filed herewith.

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