Form 10-K
period 2018-12-31
National Commerce Corp
filed 2019-03-04
CIK 1609951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

Commission file number: 001-36878

NATIONAL COMMERCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8627710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Luckie Drive, Suite 350 Birmingham, AL	35223
(Address of principal executive offices)	(Zip Code)

(205) 313-8100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $693,191,145

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 1, 2019
Common stock, par value $0.01 per share	20,813,165 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

NATIONAL COMMERCE CORPORATION

FORM 10-K

i

GENERAL

Unless the context otherwise indicates or requires, references in this Annual Report on Form 10-K to “NCC,” the “Company,” “we,” “us” and “our” refer to National Commerce Corporation, a Delaware corporation, and our consolidated affiliates as of December 31, 2018.

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

Through the Bank, we provide a broad array of financial services to businesses, business owners, and professionals. We operate seven full-service banking offices in Alabama, located in Birmingham, Huntsville, Auburn-Opelika, and Baldwin County, twenty‐four full‐service banking offices in central and northeast Florida (including under the trade names United Legacy Bank, Reunion Bank of Florida, Patriot Bank, FirstAtlantic Bank and Premier Community Bank of Florida) and five full‐service banking offices in the Atlanta, Georgia metro area (including under the trade names Private Bank of Buckhead, Private Bank of Decatur, PrivatePlus Mortgage and Landmark Bank).

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

On July 1, 2018, the Company closed the previously-announced merger of Premier Community Bank of Florida (“Premier”) with and into NBC. As a result of the Premier transaction, we acquired four full-service banking offices in Florida. NBC continues to operate the former offices of Premier under the trade name “Premier Community Bank of Florida, a division of National Bank of Commerce.”

Effective August 1, 2018, the Company completed its merger with Landmark Bancshares, Inc. (“Landmark”). Landmark was the parent company of First Landmark Bank, headquartered in Marietta, Georgia, and was merged with and into NCC. Immediately following the holding company merger, First Landmark Bank merged with and into NBC, but NBC continues to operate the former offices of First Landmark Bank under the trade name “First Landmark Bank, a division of National Bank of Commerce.” As a result of the Landmark transaction, we acquired three full-service banking offices in Georgia.

As of December 31, 2018, we had total assets of approximately $4.21 billion, total loans net of unearned income of approximately $3.32 billion, total deposits of approximately $3.43 billion, and total shareholders’ equity of approximately $697.1 million.

Pending Merger

On November 23, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CenterState Bank Corporation, a Florida corporation (“CenterState”), whereby the Company will be merged with and into CenterState (the “Merger”). Pursuant to and simultaneously with entering into the Merger Agreement, NBC and CenterState’s wholly owned subsidiary bank, CenterState Bank, N.A. (“CenterState Bank”), entered into a Plan of Merger and Merger Agreement (the “Bank Plan of Merger”), whereby NBC will be merged with and into CenterState Bank immediately following the merger of NCC with and into CenterState (the “Bank Merger”). CenterState’s and CenterState Bank’s existing charters and bylaws will remain in place following the Merger and the Bank Merger.

Pursuant to the Merger Agreement, each outstanding share of NCC common stock issued and outstanding immediately prior to the effective time of the Merger will be entitled to receive 1.65 (the “Exchange Ratio”) shares of CenterState common stock, provided that cash will be paid in lieu of issuance of any fractional shares of CenterState common stock. Each outstanding share of CenterState common stock shall remain outstanding and unaffected by the Merger. Each option and warrant to purchase shares of NCC common stock, to the extent that such option or warrant is outstanding and unexercised as of the effective time of the Merger, will be assumed by CenterState and converted into an option or warrant, as the case may be, to purchase a number of shares of CenterState common stock equal to the product obtained by multiplying the Exchange Ratio by that number of shares of NCC common stock that such option or warrant entitles the holder thereof to purchase (rounded to the nearest whole share), and at an exercise price equal to the quotient obtained by dividing the exercise price per share of the option or warrant by the Exchange Ratio (rounded to the nearest cent).

CenterState has filed a registration statement on Form S-4 with the SEC to register the shares of CenterState’s common stock that will be issued to NCC’s stockholders in connection with the proposed merger.  The registration statement includes a joint proxy statement of CenterState and NCC and a prospectus of CenterState.  A definitive joint proxy statement-prospectus has been provided to the stockholders of each of CenterState and NCC in connection with the proposed merger.  INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT AND THE DEFINITIVE JOINT PROXY STATEMENT-PROSPECTUS (AND ANY OTHER DOCUMENTS FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED MERGER OR INCORPORATED BY REFERENCE INTO THE JOINT PROXY STATEMENT-PROSPECTUS) BECAUSE SUCH DOCUMENTS CONTAIN IMPORTANT INFORMATION REGARDING THE PROPOSED MERGER.  Investors and security holders may obtain free copies of these documents and other documents filed with the SEC on its website at www.sec.gov.  Investors and security holders may also obtain free copies of the documents filed with the SEC by CenterState on its website at www.centerstatebanks.com and by NCC on its website at www.nationalbankofcommerce.com.

This report does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval.  Before making any voting or investment decision, investors and security holders of CenterState and NCC are urged to read carefully the entire registration statement and definitive joint proxy statement-prospectus, including any amendments thereto, because these documents contain important information about the proposed merger.  Free copies of these documents may be obtained as described above.

CenterState, NCC and certain of their directors and executive officers may be deemed participants in the solicitation of proxies from the stockholders of each of CenterState and NCC in connection with the proposed merger.  Information regarding the directors and executive officers of CenterState and NCC and other persons who may be deemed participants in the solicitation of the stockholders of CenterState or of NCC in connection with the proposed merger is included in the definitive joint proxy statement-prospectus for each of CenterState’s and NCC’s special meeting of stockholders, which has been filed by CenterState and NCC with the SEC.  Information about the directors and officers of CenterState and their ownership of CenterState common stock can also be found in CenterState’s definitive proxy statement in connection with its 2018 annual meeting of stockholders, as filed with the SEC on March 12, 2018, and other documents subsequently filed by CenterState with the SEC.  Information about the directors and officers of NCC and their ownership of NCC common stock can also be found in this Annual Report on Form 10-K, and other documents subsequently filed by NCC with the SEC.  Additional information regarding the interests of such participants is included in the definitive joint proxy statement-prospectus and other relevant documents regarding the proposed merger filed with the SEC.

Stockholder Complaints

After the mailing of the joint proxy statement-prospectus on February 4, 2019 in connection with the Merger, two lawsuits by purported NCC stockholders (Paul Parshall v. National Commerce Corporation, et al., No. 1:19-cv-00355-UNA (D. Del.), and Stephen Bushansky v. National Commerce Corporation, et al., No. 1:19-cv-00379 (D. Del.)) were filed in the United States District Court, District of Delaware against NCC and its directors, alleging inadequate disclosures in the joint proxy statement-prospectus and associated violations of the Securities Exchange Act of 1934.  These complaints generally seek, among other things, an injunction enjoining the stockholder vote and the closing of the proposed transaction, rescission of the Merger if it closes, or an award of rescissory damages, an order directing the NCC board of directors to disseminate a new joint proxy statement-prospectus, a declaration that the defendants violated the securities laws and an award of the plaintiffs’ costs of the actions including a reasonable allowance for the plaintiffs’ attorneys’ and experts’ fees.  NCC and CenterState believe that the claims in these complaints are without merit and intend to defend these actions vigorously.

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

Lending

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses, and other organizations located in or conducting a substantial portion of their business in our market areas. Our total loans, net of unearned income, at December 31, 2018, were approximately $3.32 billion, or approximately 89.0% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.

Real Estate Loans. Loans secured by real estate are the primary component of our loan portfolio, constituting approximately $2.73 billion, or 82.1% of total loans, net of unearned income, at December 31, 2018. We originate consumer and commercial loans for the purpose of acquiring real estate that are secured by such real estate. We also often take real estate as an additional source of collateral to secure commercial and industrial loans. Such loans are classified as real estate loans rather than commercial and industrial loans if the real estate collateral is considered significant as a secondary source of repayment for the loan. Loans are typically made on a recourse basis and are supported by financial statements and a review of the repayment ability of the borrower(s) and/or guarantor(s). Origination fees are charged for many loans secured by real estate.

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

Commercial and Industrial Loans. We make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral, including accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. We attempt to reduce our credit risk on commercial loans by underwriting the loan based on the borrower’s cash flow and ability to service the debt from earnings, and by limiting the loan-to-value ratio. Historically, we have typically loaned up to 80% on loans secured by accounts receivable, up to 50% on loans secured by inventory (which are usually also secured by accounts receivable), and up to 100% on loans secured by equipment. We also make some unsecured commercial loans. Commercial and industrial loans constituted $408.2 million, or 12.3% of our loan portfolio, at December 31, 2018. Interest rates are negotiable and are based on the borrower’s financial condition, credit history, management stability and collateral.

Consumer Loans. Consumer lending includes installment lending to individuals in our market areas and generally consists of loans to purchase automobiles and other consumer durable goods. Consumer loans constituted $31.2 million, or 0.9% of our loan portfolio, at December 31, 2018. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years, depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is typically required.

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

Market Areas

We conduct our banking operations through the Bank’s seven full-service banking offices in Alabama (in Birmingham, Huntsville, Auburn-Opelika, and Baldwin County), twenty-four full-service banking offices in central and northeast Florida (including in the Bradenton, Orlando, Tampa and Jacksonville, Florida metro areas) and five full-service banking offices and a loan production office in the Atlanta, Georgia metro area. In addition to the “National Bank of Commerce” name, we also use the trade names “United Legacy Bank,” “Reunion Bank of Florida,” “Patriot Bank,” “Premier Community Bank of Florida” and “FirstAtlantic Bank” for certain of our Florida offices and “Private Bank of Buckhead,” “Private Bank of Decatur,” “Private Plus Mortgage” and “First Landmark Bank” for our operations in Georgia. We conduct our factoring business through Corporate Billing’s office in Decatur, Alabama, with clients located throughout the United States and parts of Canada. Technology allows us to service a national client base in our factoring business, with sales representatives traveling to meet existing and potential clients in their places of business.

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

 Employees

As of December 31, 2018, we had approximately 632 full-time and full-time equivalent employees. None of these employees is party to a collective bargaining agreement.

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

In addition to meeting the minimum capital requirements, under the U.S. Basel III capital rules, NCC and the Bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management. The Capital Conservation Buffer is calculated as a ratio of Common Equity Tier 1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The Capital Conservation Buffer requirement was phased in over a three-year period that began on January 1, 2016. The phase-in period ended on January 1, 2019, and the Capital Conservation Buffer is now at its fully phased-in level of 2.5%. Throughout 2018, the required Capital Conservation Buffer was 1.875%. The Tier 1 Leverage Ratio is not impacted by the Capital Conservation Buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the Capital Conservation Buffer. In April 2018, the Federal Reserve issued a proposal that would, among other things, replace the Capital Conservation Buffer with stress buffer requirements for certain large bank holding companies, including NCC.

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

Future Legislation and Regulation

We are heavily regulated by regulatory agencies at the federal and state levels. In recent years, regulators have increased their focus on the regulation of the financial services industry, leading in many cases to greater uncertainty and compliance costs for regulated entities. For example, the provisions of the Dodd-Frank Act have required us to make material expenditures, particularly in the form of personnel training costs and additional compliance expenses. Furthermore, proposals that could substantially intensify the regulation of the financial services industry have been and may continue to be introduced in the United States Congress, in state legislatures, and by applicable regulatory authorities. These proposals may change banking statutes and regulations and the operating environment for financial services firms in substantial and unpredictable ways. If enacted, these proposals could increase the cost of doing business, limit permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that these proposals would have on our business, consolidated results of operations, financial condition, or cash flows.

Website Information

The Bank maintains a website at www.nationalbankofcommerce.com. The Company does not maintain a separate website at this time; however, certain corporate governance information, SEC filings and other information of potential interest to our stockholders are available free of charge through the “Investor Relations” page of the Bank’s website. This includes our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Information on, or accessible through, the Bank’s website is not part of or incorporated into this Annual Report on Form 10-K. We have included the website address only as an inactive textual reference and do not intend for it to be an active link to the website. We will provide paper copies of our periodic and current reports to stockholders free of charge upon written request to: National Commerce Corporation, Attention: Corporate Secretary, 600 Luckie Drive, Suite 350, Birmingham, Alabama 35223.

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

Risks Relating to the Merger

NCC faces litigation risks in connection with the Merger.

As is common in public company mergers and acquisitions, NCC faces a risk of potential lawsuits in connection with the Merger. Such potential lawsuits could prevent or delay completion of the Merger and result in substantial costs to NCC, including any costs associated with indemnification obligations of NCC. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is consummated may adversely affect the continuing corporation’s business, financial condition, results of operations, cash flows and market price.

After the mailing of the joint proxy statement-prospectus on February 4, 2019 in connection with the Merger, two lawsuits by purported NCC stockholders (Paul Parshall v. National Commerce Corporation, et al., No. 1:19-cv-00355-UNA (D. Del.), and Stephen Bushansky v. National Commerce Corporation, et al., No. 1:19-cv-00379 (D. Del.)) were filed in the United States District Court, District of Delaware against NCC and its directors, alleging inadequate disclosures in the joint proxy statement-prospectus and associated violations of the Securities Exchange Act of 1934.  These complaints generally seek, among other things, an injunction enjoining the stockholder vote and the closing of the proposed transaction, rescission of the Merger if it closes, or an award of rescissory damages, an order directing the NCC board of directors to disseminate a new joint proxy statement-prospectus, a declaration that the defendants violated the securities laws and an award of the plaintiffs’ costs of the actions including a reasonable allowance for the plaintiffs’ attorneys’ and experts’ fees.  NCC and CenterState believe that the claims in these complaints are without merit and intend to defend these actions vigorously.

Failure to complete the Merger could negatively impact NCC.

If the Merger is not completed, the ongoing business of NCC may be adversely affected, and NCC will be subject to several risks, including the following:

•	NCC may be required, under certain circumstances, to pay CenterState a termination fee of $31.8 million under the Merger Agreement;

•	NCC will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;

•

under the Merger Agreement, NCC is subject to certain restrictions on the conduct of the Company’s business prior to completing the Merger, which may adversely affect the Company’s ability to execute certain of its business strategies; and

•

matters relating to the Merger may require substantial commitments of time and resources by NCC management, which could otherwise have been devoted to other opportunities that may have been beneficial to NCC as an independent company. For example, NCC’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger.

In addition, if the Merger is not completed, NCC may experience negative reactions from the financial markets and from its customers and employees. NCC also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against NCC to perform its obligations under the Merger Agreement. If the Merger is not completed, NCC cannot assure its stockholders that the risks described above will not materialize and will not materially affect the business, financial results and stock prices of NCC.

The termination fees and the restrictions on third party proposals set forth in the Merger Agreement may discourage others from trying to acquire NCC.

The Merger Agreement contains provisions that make it more difficult for NCC to sell its business to a party other than CenterState. Until the completion of the Merger, with some exceptions, NCC is prohibited from initiating, soliciting, inducing, knowingly encouraging, or participating in any discussion of or otherwise considering any inquiries or proposals that may lead to a proposal to acquire NCC, such as a merger or other business combination transaction, with any person other than CenterState. In addition, NCC has agreed to pay to CenterState in certain circumstances a termination fee equal to approximately $31.8 million and has agreed to submit the Merger proposal to a vote of NCC’s stockholders even if the NCC board of directors changes its recommendation regarding of the Merger proposal in a manner adverse to CenterState. These provisions could discourage a potential competing acquiror from trying to acquire NCC even though this third party might be willing to offer greater value to NCC stockholders than CenterState has offered in the Merger. Similarly, such a competing company might propose a price lower than it might otherwise have been willing to offer because of the potential added expense of the termination fee that may become payable to CenterState in certain circumstances under the Merger Agreement. The payment of any termination fee could also have a material adverse effect on NCC’s financial condition.

NCC will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, customers, suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of NCC, which could negatively affect CenterState’s and NCC’s combined business operations. These uncertainties may impair NCC’s ability to attract, retain and motivate key personnel, depositors and borrowers pending the consummation of the Merger, as such personnel, depositors and borrowers may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with NCC to seek to change existing business relationships with NCC or fail to extend an existing relationship with NCC. In addition, competitors may target each party’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger.

The pursuit of the Merger and the preparation for the integration may place a burden on each company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on NCC’s business, financial condition and results of operations. Retention of certain employees by NCC also may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with CenterState after the Merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with NCC, NCC’s business could be harmed. In addition, in the Merger Agreement, NCC has agreed to operate its business in the ordinary course prior to closing and is restricted from taking certain actions without CenterState’s consent or non-objection while the Merger is pending. These restrictions may, among other matters, prevent NCC from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the Merger Agreement, entering into other transactions or making other changes to NCC’s business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions could have a material adverse effect on NCC’s business, financial condition and results of operations.

Failure of the Merger to be consummated, the termination of the Merger Agreement or a significant delay in the consummation of the Merger could negatively impact NCC.

If the Merger is not consummated, the ongoing business, financial condition and results of operations of NCC may be materially adversely affected and the market price of the Company’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, the business, financial condition and results of operations of NCC may be materially adversely affected. If the Merger Agreement is terminated and NCC’s board of directors seeks another merger or business combination, NCC’s stockholders cannot be certain that NCC will be able to find a party willing to engage in a transaction on similar or more attractive terms than the Merger.

Risks Relating to Our Business

Our business is concentrated in, and largely dependent on, the continued growth and welfare of the general geographic markets in which we operate.

Our commercial banking operations are concentrated in the southeastern United States, particularly in Alabama, in central and northeast Florida, and in the Atlanta, Georgia metro area. As of December 31, 2018, approximately 92.4% of our total loans were to borrowers located in Alabama, Florida and Georgia. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of those states or the regions of which they are a part. Our success depends to a significant extent on the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits and generally affect our financial condition and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Our small to medium-sized business and entrepreneurial customers may have fewer financial resources than larger entities to weather a downturn in the economy, which may impair our customers’ ability to repay their loans, and which could adversely affect our financial condition and results of operations.

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

Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates are events over which we have no control, and such changes may have an adverse effect on our net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates. Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs. Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance their loans more quickly or frequently than they otherwise would. The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates on net interest income and the economic value of equity. As of December 31, 2018, this simulation analysis indicated that, if prevailing interest rates immediately decreased by 300 basis points, we would expect net interest income to decrease by approximately $23.4 million, or 13.4%, over the next 12 months, and a decline in the economic value of equity of $85.6 million, or 9.2%. We believe that this is unlikely based on current interest rate levels. Conversely, if prevailing interest rates immediately increased by 300 basis points, we would expect net interest income to increase by approximately $12.5 million, or 7.2%, over the next 12 months, and the economic value of equity to decrease by $774 thousand, or 0.08%. However, fluctuations in interest rates affect different classes of income-earning assets differently, and there can be no assurance as to the actual effect on our results of operations should such an increase or decrease occur.

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

A significant portion of our loan portfolio is secured by either residential or commercial real estate. As of December 31, 2018, we had approximately $724.6 million in residential real estate loans and $1.53 billion in commercial real estate loans outstanding, representing approximately 21.8% and 46.0%, respectively, of our total loans outstanding on that date.

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

The measure of our allowance for loan losses depends in part on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, recently issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. This ASU provides a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will apply to us beginning on January 1, 2020. CECL will require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, implementation of the CECL model will change our current method of providing allowances for loan losses, which would likely require us to increase our allowance for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses. A material increase in our level of allowance for loan losses could adversely affect our business, financial condition and results of operations.

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

Our business strategy focuses on both organic growth and growth through acquisitions of financial institutions located in the southeastern United States. Our pursuit of acquisitions may disrupt our business, and common stock that we issue as merger consideration may have the effect of diluting the value of your investment. In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions, including our acquisitions of Private Bancshares, Inc. (“Private Bancshares”) and Patriot Bank (“Patriot”) in 2017, and of FirstAtlantic, Premier and Landmark in 2018. We anticipate that the continued integration process for these entities and any other businesses that we may acquire in the future will be a time-consuming and expensive process, even if the integration process is effectively planned and implemented.

In addition, our acquisition activities could be material to our business and involve a number of significant risks, including the following:

●

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

●	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target company or the assets and liabilities that we seek to acquire;

●	exposure to potential asset quality issues of the target company;

●	intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than we do;

●	potential exposure to unknown or contingent liabilities of banks and businesses that we acquire, including, without limitation, liabilities for regulatory and compliance issues;

●	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits of the acquisition;

●	incurring time and expense required to integrate the operations and personnel of the combined businesses;

●	inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with customers and employees;

●	experiencing higher operating expenses relative to operating income from the new operations;

●	creating an adverse short-term effect on our results of operations;

●	losing key employees and customers;

●	significant problems relating to the conversion of the financial and customer data of the acquired entity;

●	difficulties with integrating acquired customers into our financial and customer product systems;

●	litigation risks;

●	potential changes in banking or tax laws or regulations that may affect the target company; or

●	risks of impairment to goodwill or other-than-temporary impairment of investment securities.

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

As of December 31, 2018, our ten largest loan relationships totaled more than $129.2 million in loan exposure, or 3.9% of our total loan portfolio. In general, the concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. Our allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators and inhibit our ability to execute our business plan.

Several of our large depositors have relationships with each other, which creates a higher risk that one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

As of December 31, 2018, our ten largest non-brokered depositors accounted for $311.3 million in deposits, or approximately 9.1% of our total deposits. As of December 31, 2018, we had no brokered deposits. Several of our large depositors have business, family or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

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

Factoring for transportation and automotive parts and services businesses constituted approximately 94.0% of our total factoring business as of December 31, 2018, calculated based on the gross purchases of invoices from such businesses compared to total gross purchases of factored receivables for December 2018. Given the concentration of our factoring business in the transportation and automotive parts and services industries, economic conditions or other factors that negatively impact these industries could impact our factoring revenues, as the revenues earned from purchasing invoices are directly correlated with the amount of revenue generated by our factoring clients (i.e., the volume of transportation and automotive parts and services invoices that they are able to generate by providing their services). Reductions in economic activity will typically cause a decrease in the volume of goods in commerce available to be transported by our factoring clients. Moreover, the operations of a large number of our factoring clients are susceptible to changing economic conditions in the energy industry. For example, fluctuations in prices of oil and diesel fuel may affect demand for transportation services, which may in turn affect the ability of such factoring clients to satisfy their obligations to us. Additionally, the factoring industry may not continue its historical growth, and we may face increased competition. A failure to compete effectively in our market could restrain our growth or cause a loss in market share. Any of these events could adversely impact the returns that we realize on our factoring activities or result in a decrease in the overall amount of our factoring activities and could have an adverse effect on our financial condition and results of operations.

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

We acquired United Group Banking Company of Florida, Inc. and a controlling interest in CBI in 2014, Reunion Bank of Florida in 2015, Private Bancshares and Patriot in 2017, and FirstAtlantic, Premier and Landmark in 2018. Our limited history operating these businesses and the lack of combined historical financial information relating to the more recent acquisitions may not provide an adequate basis for investors to evaluate our business, financial condition and results of operations or to assess trends that may be affecting the acquired businesses or our business as a whole. Our future operating results depend on a number of factors, including our ability to continue to integrate these acquisitions, manage our growth, retain the respective customer bases and successfully identify and respond to emerging trends affecting our primary product lines and markets. As a result of these uncertainties, predictions about our future financial performance may not be as accurate as they would be if we had a longer operating history, which in turn may affect the trading price and volatility of our common stock.

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

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. We are under a continuous threat of loss due to hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize the internet and other remote channels to transact business. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in our systems or the systems of third parties or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of confidential, proprietary, and other information of ours, our employees, our customers, or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations.

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

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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

From time to time, the FASB or the Securities and Exchange Commission (“SEC”) may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in new or different accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or to apply an existing standard differently, also retrospectively, in each case resulting in a need to revise or restate prior period financial statements.

Adverse weather or manmade events could negatively affect our core markets or disrupt our operations, which could have an adverse effect on our business and results of operations.

Our market areas are susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events related flooding and wind damage and manmade disasters, such as the 2010 oil spill in the Gulf of Mexico. We cannot predict whether or to what extent damage that may be caused by future weather or manmade events will affect our operations or the economies in our current or future market areas, but such events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, destruction of properties securing our loans, damage to our banking facilities and offices, and an increase in foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of natural or manmade disasters. Further, severe weather, natural disasters, acts of war or terrorism, and other external events could adversely affect us in a number of ways, including an increase in delinquencies, bankruptcies or defaults that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. Such risks could also impair the value of collateral securing our outstanding loans and hurt our deposit base.

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

Various state and federal banking regulators and state legislatures have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. The federal bank regulatory agencies have proposed enhanced cyber risk management standards, which would apply to a wide range of large financial institutions and their third-party service providers, including us and the Bank, and would focus on cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means.

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

Federal law requires financial institutions to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the Financial Crimes Enforcement Network of the United States Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with state and federal banking regulators, as well as the United States Department of Justice, CFPB, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny with regard to our compliance with the rules enforced by the Office of Foreign Assets Control regarding, among other things, the prohibition on transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including acquisition activities. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our certificate of incorporation provides that we may issue up to 30,000,000 shares of common stock. As of March 1, 2019, 20,813,165 shares of our common stock were issued and outstanding. Those shares outstanding do not include the potential issuance, as of March 1, 2019, of (i) 302,915 shares of our common stock subject to issuance upon the exercise of outstanding options and warrants to purchase our common stock, (ii) 166,822 shares of our common stock potentially issuable pursuant to outstanding performance awards (based on projections of the earned percentages of the respective awards as of such date), or (iii) approximately 105,473 shares that have been earned but deferred (and therefore not yet issued) under the National Commerce Corporation Deferral of Compensation Plan for Key Employees and Non-Employee Directors. Any future issuance of new shares could cause further dilution in the value of outstanding shares of our common stock.

Our directors and executive officers beneficially own a significant portion of our outstanding common stock and have substantial influence over us.

Our directors and executive officers, as a group, beneficially owned approximately 11.95% of our common stock as of March 1, 2019. As a result of this level of ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of the Company.

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

We are an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are therefore permitted to, and intend to, take advantage of exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we have total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the completion of our merger with United Group Banking Company of Florida, Inc. (December 31, 2019); (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed a “large accelerated filer,” as defined under the federal securities laws. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, an exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters, such as “say on pay” and “say on frequency.” As a result, our stockholders may not have access to certain information that they may deem important. Although we intend to rely on certain of the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies.

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

As an emerging growth company under the JOBS Act, we are permitted to, and intend to, take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. When these exemptions cease to apply, we expect to incur additional expenses and to devote increased management effort toward ensuring compliance with these reporting requirements.

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

NCC owns no real property. NBC owns our headquarters and the main office of NBC located at 600 Luckie Drive, Suite 350, Birmingham, Alabama 35223. Including the main office, we operate 36 full-service banking offices through NBC: seven in Alabama, 24 in central and northeast Florida and five in the Atlanta, Georgia metro area. We own 24 and lease 12 of these offices. We also operate a loan production office that we lease. We also lease space for our mortgage operations center, located in Mountain Brook, Alabama. The sole office of both CBI and Corporate Billing, which Corporate Billing owns, is located at 239 Johnson Street, S.E., Decatur, Alabama 35601. See Note 5 to the Notes to the Consolidated Financial Statements included in this report and the information under the heading “Contractual Obligations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” portion of this report for more information regarding our office premises. We believe that our banking and non-banking offices are in good condition and are suitable to our needs.

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

Holders

As of March 1, 2019, there were 20,813,165 shares of our common stock outstanding and approximately 1,057 record holders of our common stock (excluding any participants in any clearing agency and “street name” holders).

Dividends

Holders of our common stock receive dividends if and when declared by our board of directors out of legally available funds. Our board of directors has not declared, and we have not paid, a dividend since our inception, and our board of directors does not expect to declare a dividend in the foreseeable future. Any future determination or change relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant at that time. In addition, the payment of dividends by NBC to NCC and by NCC to its stockholders is subject to certain regulations that may limit or prohibit such payments in certain circumstances. See “Supervision and Regulation – Dividend Restrictions” in Part I, Item 1 of this Annual Report on Form 10-K. No assurances can be given that any dividends on NCC’s common stock will be declared in the future or, if declared, what the amount of such dividends will be or whether such dividends will continue for future periods.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Performance Graph

The following information in Part II, Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (based on the last reported sales price of the respective year) with the cumulative total return of the Russell 2000 Index and the SNL U.S. Bank Index ($1 billion to $5 billion in assets) from March 18, 2015 (the date on which our common stock was first traded on the Nasdaq Global Select Market) through December 31, 2018. The following is based on an investment of $100 on March 18, 2015 in our common stock, the Russell 2000 Index and the SNL U.S. Bank Index ($1 billion to $5 billion in assets), with dividends reinvested where applicable.

Total Return Performance
National Commerce Corporation
Russell 2000 Index
SNL U.S. Bank $1B-$5B Index
Index Value
250
200
150
100
50
03/18/15
12/31/15
12/31/16
12/31/17
12/31/18

		Period Ending
Index	03/18/15	12/31/15	12/31/16	12/31/17	12/31/18
National Commerce Corporation	100.00	128.46	190.51	206.61	184.62
Russell 2000 Index	100.00	91.75	111.31	127.61	113.55
SNL U.S. Bank $1B-$5B Index	100.00	113.43	163.19	173.97	152.42

Source: S&P Global Market Intelligence © 2018

Item 6.	Selected Financial Data.

	SUMMARY CONSOLIDATED FINANCIAL DATA
	As of and for the Year Ended December 31,
(Dollars in thousands, except per share information)	2018	2017	2016	2015	2014
Statement of Income Data
Interest income	$171,658	$109,791	$74,563	$54,845	$31,342
Interest expense	21,437	10,367	7,381	4,796	2,869
Net interest income	150,221	99,424	67,182	50,049	28,473
Provision for loan losses	4,723	3,894	3,248	1,113	978
Gain (loss) on sale of securities	193	(91)	-	-	(33)
Other noninterest income (1)	19,088	19,802	13,956	8,459	5,065
Merger/conversion-related expenses	6,645	2,320	479	764	662
Other noninterest expense (2)	100,430	70,875	48,600	39,481	22,791
Income before income taxes	57,704	42,046	28,811	17,150	9,074
Income tax expense	12,791	13,840	9,394	5,476	3,159
Deferred tax asset write-down	-	6,231	-	-	-
Total income tax expense	12,791	20,071	9,394	5,476	3,159
Net income before minority interest	44,913	21,975	19,417	11,674	5,915
Net income attributable to minority interest	2,469	1,907	1,564	2,069	512
Net income to common shareholders	42,444	20,068	17,853	9,605	5,403
Balance sheet (at period end)
Cash and cash equivalents	$217,130	$235,288	$217,293	$212,457	$123,435
Total investment securities	212,561	111,396	99,709	80,863	34,932
Mortgage loans held-for-sale	15,031	29,191	15,373	15,020	9,329
Acquired purchased credit-impaired loans	39,536	25,696	11,975	12,690	9,077
Acquired non-purchased credit-impaired loans	1,198,058	538,276	313,399	368,625	143,981
Nonacquired loans held for investment (3)	1,953,685	1,455,376	1,076,209	870,471	653,063
CBI loans (factoring receivables)	126,686	118,710	83,901	67,628	82,600
Total gross loans held for investment	3,317,965	2,138,058	1,485,484	1,319,414	888,721
Allowance for loan losses	18,176	14,985	12,113	9,842	9,802
Total intangibles	267,984	117,849	52,803	53,474	30,591
Total assets	4,210,541	2,737,676	1,950,784	1,763,369	1,138,426
Total deposits	3,432,289	2,285,831	1,667,710	1,514,458	971,060
FHLB and other borrowings	20,851	7,000	7,000	22,000	22,000
Subordinated debt	37,235	24,553	24,500	-	-
Total liabilities	3,513,483	2,337,718	1,713,740	1,546,733	1,002,265
Minority interest	7,655	7,348	7,309	7,372	7,239
Common stock	208	148	109	108	75
Total shareholders' equity	697,058	399,958	237,044	216,636	136,161
Tangible common equity	428,353	281,695	183,866	162,724	105,265
Selected Performance Ratios
Return on average assets (ROAA) (4)	1.19%	0.81%	1.00%	0.72%	0.66%
Return on average equity (ROAE)	7.23	5.65	7.89	5.55	5.55
Return on average tangible common equity (ROATCE)	11.47	8.14	10.32	6.96	6.07
Net interest margin - taxable equivalent	4.75	4.44	4.15	4.13	3.76
Efficiency ratio	63.24	61.39	60.49	68.79	69.93
Operating efficiency ratio (2)	59.32	59.45	59.90	67.48	67.96
Noninterest income / average assets	0.53	0.80	0.78	0.64	0.62
Noninterest expense / average assets	2.99	2.95	2.76	3.03	2.88
Yield on loans	5.76	5.40	5.06	5.17	4.68
Cost of total deposits	0.66	0.41	0.40	0.39	0.35
Per Share Outstanding Data
Net earnings per share	$2.26	$1.45	$1.64	$1.04	$0.92
Diluted net earnings per share	2.21	1.41	1.61	1.02	0.91
Common shares outstanding at period end	20,762,084	14,788,436	10,934,541	10,824,969	7,541,541
Weighted average diluted shares	19,230,190	14,193,433	11,093,987	9,395,741	5,960,199
Book value per share	33.57	27.05	21.68	20.01	18.05
Tangible book value per share	20.63	19.05	16.82	15.03	13.96
Nonperforming assets
Nonacquired
Non-accrual loans	$4,807	$82	$69	$187	$2,276
Other real estate and repossessed assets	75	-	2,068	3,873	823
Loans past due 90 days or more and still accruing	818	677	581	252	217
Total nonacquired nonperforming assets	5,700	759	2,718	4,312	3,316
Acquired
Non-accrual loans	5,612	2,640	2,768	3,508	2,589
Other real estate and repossessed assets	899	1,094	-	92	557
Loans past due 90 days or more and still accruing	-	-	-	-	80
Total acquired nonperforming assets	6,511	3,734	2,768	3,600	3,226

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share information)	2018	2017	2016	2015	2014
Asset Quality Ratios
Nonperforming assets / Assets	0.29%	0.16%	0.28%	0.45%	0.57%
Nonperforming assets / Loans + OREO + repossessed assets	0.37	0.21	0.37	0.60	0.73
Nonacquired nonperforming assets / Nonacquired loans + nonacquired OREO + nonacquired repossessed assets (3)	0.29	0.05	0.25	0.49	0.51
Net charge-offs to average loans	0.05	0.05	0.07	0.11	0.05
Allowance for loan losses to total loans	0.55	0.70	0.82	0.75	1.10
Allowance for loan losses / (Nonacquired non-accrual loans + nonacquired loans past due 90 days or more and still accruing)	323.13	1,974.31	1,863.54	2,241.91	393.18
Additional Information: Allowance for Loan Losses
Allowance for loan losses excluding CBI loans (factoring receivables)	$17,576	$14,385	$11,613	$9,342	$8,847
Nonacquired loans held for investment (3)	1,953,685	1,455,376	1,076,209	870,471	653,063
Allowance for loan losses allocated to CBI loans (factoring receivables)	600	600	500	500	955
CBI loans (factoring receivables)	126,686	118,710	83,901	67,628	82,600
Capital ratios (at period end)
Tier 1 leverage ratio	10.87%	10.89%	9.57%	9.68%	10.68%
Tier 1 common capital ratio	13.10	12.54	11.46	11.18	10.66
Tier 1 risk-based capital ratio	13.10	12.54	11.46	11.18	10.66
Total risk-based capital ratio	14.82	14.37	13.90	11.91	11.75
Equity / Assets	16.56	14.61	12.15	12.29	11.96
Tangible common equity to tangible assets	10.86	10.75	9.69	9.52	9.50
Composition of Loans Held for Investment
Owner-occupied commercial real estate	$646,863	$378,525	$254,099	$215,021	$132,126
Non-owner occupied commercial real estate	879,572	509,764	352,677	294,191	198,658
Commercial and industrial loans	408,166	258,577	150,268	171,160	113,788
Factored commercial receivables	126,686	118,710	83,901	67,628	82,600
Construction, land development and other land loans	361,263	231,030	155,813	152,862	83,663
1-4 family	724,614	508,935	387,342	333,761	221,222
Multifamily	89,551	60,054	47,060	31,128	23,420
Consumer and other	81,250	72,463	54,324	53,663	33,244
Deposit Composition
Demand	$929,820	$697,144	$429,030	$382,946	$217,643
NOW	692,725	362,266	262,261	202,649	154,816
Money market and savings	1,315,337	951,846	703,289	611,887	392,394
Retail time	91,652	63,044	64,364	87,069	74,367
Jumbo time (5)	402,755	211,531	208,766	229,907	131,840
Mortgage Metrics
Total production ($)	$490,770	$507,563	$322,909	$281,706	$207,269

(1) Excludes securities gains (losses)
(2) Excludes merger/conversion-related expenses
(3) Excludes CBI loans
(4) Net income to common shareholders / average assets
(5) Jumbo time deposits defined as time deposits greater than $100,000

GAAP RECONCILIATION AND MANAGEMENT EXPLANATION OF NON-GAAP FINANCIAL MEASURES

Some of the financial measures included in NCC’s selected historical consolidated financial data table and other data are not measures of financial performance recognized by generally accepted accounting principles in the United States (“non-GAAP financial measures”). These non-GAAP financial measures include tangible common equity, tangible book value per share, return on average tangible common equity, efficiency ratio and operating efficiency ratio. NCC’s management uses the non-GAAP financial measures set forth below in its analysis of the Company’s performance.

●	“Tangible common equity” is total stockholders’ equity less goodwill, other intangible assets and minority interest not included in intangible assets.

●

“Tangible book value per share” is defined as tangible common equity divided by total common shares outstanding. This measure is important to investors interested in changes from period to period in book value per share exclusive of changes in intangible assets.

●	“Average tangible common equity” is defined as the average of tangible common equity for the applicable period.

●	“Return on average tangible common equity,” or ROATCE, is defined as net income available to common stockholders divided by average tangible common equity.

NCC’s management believes that the measures above, each of which utilizes the concept of tangible common equity rather than total common equity, provide useful information to management and investors because they eliminate the impact of goodwill and other intangible assets created in an acquisition. These measures are commonly used by investors when assessing financial institutions.

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

NCC’s management believes that these non-GAAP financial measures provide useful information to management and investors that is supplementary to NCC’s financial condition, results of operations and cash flows computed in accordance with GAAP; however, management acknowledges that the non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and these disclosures are not necessarily comparable to non-GAAP financial measures that other companies use. The following reconciliation table provides more detailed analysis of these non-GAAP financial measures.

	NON-GAAP RECONCILIATION
	As of and for the Year Ended December 31,
(Dollars in thousands, except per share information)	2018	2017	2016	2015	2014
Total shareholders' equity	$697,058	$399,958	$237,044	$216,636	$136,161
Less: Intangible assets	267,984	117,849	52,803	53,474	30,591
Less: minority interest not included in intangible assets	721	414	375	438	305
Tangible common equity	$428,353	$281,695	$183,866	$162,724	$105,265
Common shares outstanding at year end or period end	20,762,084	14,788,436	10,934,541	10,824,969	7,541,541
Tangible book value per share	$20.63	$19.05	$16.82	$15.03	$13.96
Total assets at end of period	$4,210,541	$2,737,676	$1,950,784	$1,763,369	$1,138,426
Less: Intangible assets	267,984	117,849	52,803	53,474	30,591
Adjusted total assets at end of period	3,942,557	2,619,827	1,897,981	1,709,895	1,107,835
Tangible common equity to tangible assets	10.86%	10.75%	9.69%	9.52%	9.50%
Total average shareholders' equity	586,977	355,378	226,351	172,954	97,325
Less: average intangible assets	216,658	108,638	53,136	34,628	8,244
Less: average minority interest not included in intangible assets	399	332	264	267	136
Average tangible common equity	$369,920	$246,408	$172,951	$138,059	$88,945
Net income to common shareholders	42,444	20,068	17,853	9,605	5,403
Return on average tangible common equity (ROATCE)	11.47%	8.14%	10.32%	6.96%	6.07%
Efficiency ratio:
Net interest income	$150,221	$99,424	$67,182	$50,049	$28,473
Total noninterest income	19,281	19,711	13,956	8,459	5,032
Less: gain (loss) on sale of securities	193	(91)	-	-	(33)
Operating revenue	$169,309	$119,226	$81,138	$58,508	$33,538
Expenses:
Total noninterest expenses	$107,075	$73,195	$49,079	$40,245	$23,453
Efficiency ratio	63.24%	61.39%	60.49%	68.79%	69.93%
Operating efficiency ratio:
Net interest income	$150,221	$99,424	$67,182	$50,049	$28,473
Total noninterest income	19,281	19,711	13,956	8,459	5,032
Less: gain (loss) on sale of securities	193	(91)	-	-	(33)
Operating revenue	$169,309	$119,226	$81,138	$58,508	$33,538
Expenses:
Total noninterest expenses	$107,075	$73,195	$49,079	$40,245	$23,453
Less: merger/conversion-related expenses	6,645	2,320	479	764	662
Adjusted noninterest expenses	$100,430	$70,875	$48,600	$39,481	$22,791
Operating efficiency ratio	59.32%	59.45%	59.90%	67.48%	67.96%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

We (the “Company” or “NCC”) are a financial holding company headquartered in Birmingham, Alabama. We operate one subsidiary bank, National Bank of Commerce (“NBC” or the “Bank”). Through NBC, we provide a broad array of financial services for commercial and consumer customers through seven full-service banking offices in Alabama, twenty-four full-service banking offices in Florida and five full-service banking offices in the Atlanta, Georgia metro area.  National Bank of Commerce conducts business under a number of trade names unique to its local markets, including United Legacy Bank, Reunion Bank of Florida, Private Bank of Buckhead, Private Bank of Decatur, PrivatePlus Mortgage, Patriot Bank, FirstAtlantic Bank, Premier Community Bank of Florida and First Landmark Bank.

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

2018 Acquisitions

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

In connection with the merger, each share of common stock of FirstAtlantic issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.44 shares of NCC common stock and cash in the amount of $17.25. We paid approximately $12.8 million in cash and issued 2,393,382 shares of common stock as consideration in the merger. The aggregate estimated value of the consideration was $110.0 million.

We marked FirstAtlantic’s assets and liabilities to fair value based on information available at the time of acquisition. We acquired approximately $489.0 million in assets at fair value from FirstAtlantic and added eight banking centers with approximately $303.8 million in loans and approximately $374.3 million in deposits. We recorded goodwill of $51.3 million and a core deposit intangible asset of $6.3 million as a result of the merger.

Premier Community Bank of Florida

On July 1, 2018, we acquired Premier Community Bank of Florida (“Premier”), headquartered in Bradenton, Florida, through the merger of Premier with and into NBC. NBC continues to operate the former offices of Premier under the trade name “Premier Community Bank of Florida, a division of National Bank of Commerce.”

In connection with the merger, each share of common stock of Premier issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.4218 shares of NCC common stock and $0.93 in cash. We paid approximately $2.3 million in cash and issued 1,028,092 shares of NCC common stock as consideration in the merger. The aggregate estimated value of the consideration was $51.4 million.

We marked Premier’s assets and liabilities to fair value based on information available at the time of acquisition. We acquired approximately $275.2 million in assets at fair value from Premier and added four banking centers with approximately $168.8 million in loans and approximately $205.1 million in deposits. We recorded goodwill of $28.5 million and a core deposit intangible asset of $3.5 million as a result of the merger.

Landmark Bancshares, Inc.

On August 1, 2018, we acquired Landmark Bancshares, Inc. (“Landmark”), a bank holding company headquartered in Marietta, Georgia, through the merger of Landmark with and into NCC and of Landmark’s wholly-owned subsidiary, First Landmark Bank, with and into NBC. The former offices of First Landmark Bank continue to operate as branch offices of NBC under the trade name “First Landmark Bank, a division of National Bank of Commerce.”

In connection with the merger, each share of Landmark common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.5961 shares of NCC common stock and $1.33 in cash. We paid approximately $5.2 million in cash and issued 2,334,385 shares of NCC common stock as consideration in the merger. The aggregate estimated value of the consideration was $111.9 million.

We marked Landmark’s assets and liabilities to fair value based on information available at the time of acquisition. We acquired approximately $622.1 million in assets at fair value from Landmark and added three banking centers with approximately $460.7 million in loans and approximately $480.2 million in deposits. We recorded goodwill of $56.5 million and a core deposit intangible asset of $8.4 million as a result of the merger.

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

Additional information regarding the FirstAtlantic, Premier, Landmark, Patriot Bank and Private Bancshares acquisitions is included in Note 2, “Business Combinations,” of the Notes to Consolidated Financial Statements provided herein.

Overview of 2018 Results

Our net income was $42.4 million in 2018, compared to $20.1 million in 2017. Our 2017 results include a write-down of our deferred tax asset (“DTA”) due to the enactment of the Tax Cuts and Jobs Act of 2017, increasing income tax expense for the year by $6.2 million. The primary factors leading to the increase in our 2018 net income and other highlights include the following:

●

We acquired FirstAtlantic on January 1, 2018, Premier on July 1, 2018 and Landmark on August 1, 2018 (collectively “the 2018 acquisitions”). As a result, our 2018 results include an entire year of revenue and expenses attributable to FirstAtlantic and six months and five months of revenue and expenses attributable to Premier and Landmark, respectively.

●

Average loans outstanding in 2018 were $2.80 billion, compared to $1.92 billion in 2017, an increase of approximately 46.1%. The higher loan balance led to an increase in net interest income from $99.4 million in 2017 to $150.2 million in 2018. In addition to organic growth, 2018 balances include a full year of loans attributable to FirstAtlantic and six months and five months of loans attributable to Premier and Landmark, respectively.

●

Loan yields in 2018 averaged 5.76%, compared to 5.40% for 2017, leading to an increase in earning asset yields to 5.42% in 2018 compared to 4.90% in 2017. Interest-bearing liability costs were 1.01% in 2018, compared to 0.70% in 2017. As a result, our net interest spread increased from 4.20% in 2017 to 4.41% in 2018. Average noninterest-bearing deposits grew from $621.8 million in 2017 to $833.8 million in 2018, reducing our overall funding cost. The combination of higher loan yields and an increase in noninterest-bearing deposits led to an expansion in our net interest margin from 4.42% in 2017 to 4.74% in 2018.

●

Average deposits in 2018 were $2.92 billion, compared to $2.08 billion in 2017, an increase of approximately 40.8%. In addition to organic growth, the increase in the 2018 balances was driven by a full year of deposits attributable to FirstAtlantic and six months and five months of deposits attributable to Premier and Landmark, respectively.

●

Our higher net interest income in 2018 was partially offset by higher operating expenses, which grew to $107.1 million in 2018 from $73.2 million in 2017. The largest category of operating expense increase was salaries and employee benefits. The higher operating expenses resulted primarily from our expansion activities and the inclusion of expenses attributable to our 2018 acquisitions.

●

During 2018, our noninterest income reduced to $19.3 million from $19.7 million in 2017. Merchant sponsorship revenue and service charge income each increased during 2018 but the increase was offset by a reduction in mortgage origination and fee income.

●

On November 23, 2018, we entered into a definitive agreement with CenterState Bank Corporation (“CenterState”), whereby NCC will be merged with and into CenterState, and our wholly owned subsidiary bank, National Bank of Commerce, will merge with and into CenterState’s wholly owned subsidiary bank, CenterState Bank, N.A. Each share of our common stock outstanding at the effective time of merger will be entitled to receive 1.65 shares of CenterState common stock. The transaction is expected to close during the second quarter of 2019.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in the Notes to Consolidated Financial Statements for the year ended December 31, 2018, which are contained elsewhere in this report. Certain of these policies require estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may significantly affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

The following briefly describes some of the more complex policies involving a significant degree of judgment about valuation and the application of complex accounting standards and interpretations.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the creditworthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses that we ultimately realize may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans or on groups of loans that are not impaired when the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses, and the impacts of local, regional, national and global economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2018.

 Investment Securities Impairment

We assess on a quarterly basis whether there have been any events or economic circumstances to indicate that a security with respect to which there is an unrealized loss is impaired on an other-than-temporary basis. In each instance, we consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and, for debt securities, external credit ratings and recent downgrades. Securities with respect to which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value. The credit portion of the impairment, if any, is recognized as a realized loss in current earnings. Management performed its quarterly analysis as of December 31, 2018 and concluded that no securities were impaired. The Company did not recognize an impairment loss in 2018, 2017 or 2016.

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

We record goodwill and other intangible assets as a result of acquisitions accounted for under the acquisition method of accounting. Under the acquisition method, we are required to allocate the consideration paid for an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired and is not amortized but is tested for impairment. Goodwill is required to be tested annually for impairment or whenever events occur that may indicate that the recoverability of the carrying amount is not probable. In the event of an impairment, the amount by which the carrying amount exceeds the fair value is charged to earnings. The Company performs its annual test of impairment in the fourth quarter of each year. The measurement of any actual impairment loss requires management to calculate the implied fair value of goodwill by deducting the fair value of all tangible and separately identifiable intangible net assets (including unrecognized intangible assets) from the fair value of the reporting unit. The fair value of net tangible assets is calculated using the methodologies described in Note 2 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2018.

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

Comparison of Results of Operations for the Years Ended December 31, 2018, 2017 and 2016

The following is a narrative discussion and analysis of significant changes in our results of operations for the years ended December 31, 2018, 2017 and 2016.

Net Income

2018 vs. 2017

During the year ended December 31, 2018, our net income was $42.4 million, compared to $20.1 million for the year ended December 31, 2017, an increase of 111.5%. The primary reason for the increase in net income in 2018 compared to 2017 was an increase in net interest income, which resulted from higher levels of loan balances and other earning assets, higher levels of noninterest-bearing deposits, and a resulting increase in our net interest margin and lower income tax expense during 2018. Noninterest income decreased by $430 thousand during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increased net interest income was partially offset by an increase in noninterest expense of $33.9 million during 2018 compared to 2017. Income tax expense during 2018 was lower due to the reduction of the corporate tax rate from 36% to 21% implemented by the Tax Cuts and Jobs Act of 2017 and 2017 included a $6.2 million write-down of our DTA to reflect the lower tax rates. Overall noninterest income decreased during 2018. The reason for this decrease was reduction in revenue from the mortgage division. During the year ended December 31, 2018, mortgage origination and fee income totaled $7.9 million, compared to $11.5 million for the year ended December 31, 2017, a decrease of 31.8%. Other noninterest expense increased by $33.9 million during the year ended December 31, 2018. Each category of noninterest expense increased in large part as a result of a full year of activity from FirstAtlantic, which we acquired on January 1, 2018, and six months and five months of activity from Premier and Landmark acquired on July 1, 2018 and August 1, 2018, respectively. The growth of our franchise in the markets in which we operate and the expenses associated with our acquisition activities also contributed to the overall increase in noninterest expense during 2018.

A majority of the changes in our net interest income, noninterest income and noninterest expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 resulted from the additional revenues and expenses attributable to the addition of our 2018 acquisitions. The following table details the amounts that each of our 2018 acquisitions contributed to the change in selected consolidated totals for the year ended December 31, 2018.

	For The Year Ended December 31, 2018
	FirstAtlantic	Premier	Landmark	Patriot Bank	Total
Net interest income	$16,307	5,101	11,373	4,718	37,499
Noninterest income	$1,792	193	4,056	112	6,153
Noninterest expense (1)	$10,801	3,582	8,849	2,069	25,301

(1) Excludes merger-related expense of $2.4 million attributable to FirstAtlantic.

2017 vs. 2016

During the year ended December 31, 2017, our net income was $20.1 million, compared to $17.9 million for the year ended December 31, 2016, an increase of 12.4%. The primary reason for the increase in net income in 2017 compared to 2016 was an increase in net interest income, which resulted from higher levels of loan balances and other earning assets, higher levels of noninterest-bearing deposits, and a resulting increase in our net interest margin. In addition to higher net interest income, noninterest income increased by $5.8 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increased net interest income and noninterest income were partially offset by an increase in noninterest expense of $24.1 million during 2017 compared to 2016 and the $6.2 million write-down of our DTA due to the lower corporate tax rate implemented by the Tax Cuts and Jobs Act of 2017. The largest increase in noninterest income during 2017 was in revenue from the mortgage division. During the year ended December 31, 2017, mortgage origination and fee income totaled $11.5 million, compared to $7.0 million for the year ended December 31, 2016, an increase of 65.3%. Other noninterest expense increased by $24.1 million during the year ended December 31, 2017. Each category of noninterest expense increased in large part as a result of a full year of activity from Private Bancshares, which we acquired on January 1, 2017, and four months of activity from Patriot Bank, which we acquired on August 31, 2017. The growth of our franchise in the markets in which we operate and the expenses associated with our acquisition activities also contributed to the overall increase in noninterest expense during 2017.

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

AVERAGE BALANCE SHEETS AND NET INTEREST ANALYSIS

	For the Year Ended December 31,
(Dollars in thousands)	2018			2017			2016
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Loans (1)	$2,802,374	$161,512	5.76%	$1,918,634	$103,539	5.40%	$1,397,681	$70,761	5.06%
Mortgage loans held-for-sale	18,617	834	4.48	18,779	679	3.62	13,031	489	3.75
Securities:
Taxable securities	176,050	5,654	3.21	89,492	2,627	2.94	75,110	1,813	2.41
Tax-exempt securities (1)	24,562	1,005	4.09	25,420	1,243	4.89	26,004	1,273	4.90
Cash balances in other banks	148,391	2,911	1.96	198,689	2,187	1.10	118,438	723	0.61
Funds sold	726	10	1.38	-	-	0.00	-	-	0.00
Total interest-earning assets	3,170,720	$171,926	5.42	2,251,014	$110,275	4.90	1,630,264	$75,059	4.60
Noninterest-earning assets	406,140			230,482			150,703
Total assets	$3,576,860			$2,481,496			$1,780,967

Liabilities and shareholders' equity
Interest-bearing transaction accounts	548,630	2,815	0.51%	330,057	944	0.29%	216,271	521	0.24
Savings and money market deposits	1,123,078	11,005	0.98	834,664	4,848	0.58	617,527	2,964	0.48
Time deposits	415,958	5,385	1.29	288,851	2,738	0.95	287,641	2,642	0.92
Federal Home Loan Bank advances	4,849	190	3.92	7,000	283	4.04	7,985	294	3.68
Securities sold under agreements to repurchase	9,452	121	1.28	651	1	0.15	-	-	0.00
Subordinated debt	29,873	1,921	6.43	24,527	1,553	6.33	15,200	960	6.32
Total interest-bearing liabilities	2,131,840	$21,437	1.01	1,485,750	$10,367	0.70	1,144,624	$7,381	0.64
Noninterest-bearing deposits	833,781			621,819			396,925
Total funding sources	2,965,621			2,107,569			1,541,549
Noninterest-bearing liabilities	24,262			18,549			13,067
Shareholders' equity	586,977			355,378			226,351
Total liabilities and shareholders' equity	$3,576,860			$2,481,496			$1,780,967
Net interest rate spread			4.41%			4.20%			3.96%
Net interest income/margin (taxable equivalent)		150,489	4.75%		99,908	4.44%		67,678	4.15%
Tax equivalent adjustment		268			484			496
Net interest income/margin		$150,221	4.74%		$99,424	4.42%		$67,182	4.12%

(1) Yields on tax-exempt loans and securities have been computed on a tax-equivalent basis using an income tax rate of 25.25% for the 2018 year and 37.00% for the 2017 and 2016 years.

Comparison of Net Interest Income for the Years Ended December 31, 2018 and 2017

Net interest income increased by $50.8 million, or 51.1%, to $150.2 million for the year ended December 31, 2018, compared to $99.4 million for 2017. The increase was due to an increase in interest income of $61.9 million, resulting from higher levels of loan volume and investment securities from organic growth and the acquisitions of Landmark, Premier and FirstAtlantic. The increase in interest income was partially offset by an $11.1 million increase in interest expense. The increase in interest income was primarily due to a 46.1% increase in average loans outstanding and a 74.6% increase in average investment securities during 2018 compared to 2017. The resulting net interest margin for 2018 rose to 4.74%, from 4.42% during 2017. Higher loan yields during 2018, coupled with a change in our interest-earning asset mix during 2018, also contributed to the increased net interest margin during 2018. A larger portion of our earning assets were in invested loans and securities which earn higher rates than other interest-earning assets. During 2018, noninterest-bearing deposits averaged $833.8 million, compared to $621.8 million during 2017, an increase of $212.0 million, or 34.1%.

Interest-earning assets averaged $3.17 billion for 2018, compared to $2.25 billion for 2017, an increase of $919.7 million, or 40.9%. The yield on average interest-earning assets increased by 0.52% to 5.42% during 2018, compared to 4.90% for 2017. During 2018, loan yields increased by 0.37% to 5.76%. The increase in loan yield was attributable to recent increases in short-term interest rate indices, such as the prime rate and 30-day LIBOR and increased accretion on our acquired loan portfolios due to early pay-offs and higher balances of acquired loans with associated accretable discounts due to the Landmark, Premier and FirstAtlantic acquisitions. The 2018 acquisitions contributed average loan balances of $668.1 million.

Interest-bearing liabilities averaged $2.13 billion for 2018, compared to $1.49 billion for 2017, an increase of $646.1 million, or 43.5%. The average rate paid on interest-bearing liabilities was 1.01% for 2018, compared to 0.70% for 2017. Each category of interest-bearing liabilities experienced rate increases during 2018. Interest-bearing liability costs increased due to increased rates on deposit accounts, primarily as a result of the effect of increases in short-term rate indices, such as the prime rate, and some resultant competitive pricing pressure in certain account types. The increase in interest-bearing and noninterest-bearing average deposits was due to organic deposit production and the inclusion of deposit balances from our 2018 acquisitions. Our 2018 acquisitions contributed average deposit balances of $720.3 million during 2018.

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

ANALYSIS OF CHANGES IN NET INTEREST INCOME

	For the Year Ended December 31,
(Dollars in thousands)	2018 vs. 2017			2017 vs. 2016
	Variance due to			Variance due to
Interest-earning assets	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Loans	$50,516	7,457	57,973	27,852	4,926	32,778
Mortgage loans held-for-sale	(6)	161	155	209	(19)	190
Securities:
Taxable securities	2,759	268	3,027	382	432	814
Tax-exempt securities	(41)	(197)	(238)	(29)	(1)	(30)
Cash balances in other banks	(660)	1,384	724	670	794	1,464
Funds sold	10	-	10	-	-	-
Total interest-earning assets	$52,578	9,073	61,651	29,084	6,132	35,216

Interest-bearing liabilities
Interest-bearing transaction accounts	$850	1,021	1,871	312	111	423
Savings and money market deposits	2,060	4,097	6,157	1,179	705	1,884
Time deposits	1,446	1,201	2,647	11	85	96
Federal Home Loan Bank advances	(84)	(9)	(93)	(12)	2	(10)
Securities sold under agreements to repurchase	78	42	120	-	-	-
Subordinated debt	344	24	368	591	2	593
Total interest-bearing liabilities	$4,694	6,376	11,070	2,081	905	2,986

Net interest income
Net interest income (taxable equivalent)	47,884	2,697	50,581	27,003	5,227	32,230
Taxable equivalent adjustment	(197)	(19)	(216)	(6)	(6)	(12)
Net interest income	$48,081	2,716	50,797	27,009	5,223	32,242

Provision for Loan Losses

During the year ended December 31, 2018, we recorded a provision for loan losses of $4.7 million, compared to $3.9 million during the year ended December 31, 2017 and $3.2 million during the year ended December 31, 2016. The provision for 2018 and 2017 was a result of overall loan growth rather than declining asset quality metrics, and we incurred net charge-offs of $344 thousand and $995 thousand in the factored receivables portfolio that required additional provision expense during 2018 and 2017, respectively. During 2018, we incurred significantly higher charge-offs in our commercial and industrial loan portfolio which led to additional 2018 provision expense. The provision expense for 2016 was primarily attributable to growth in our overall loan portfolio, specifically our “real estate-mortgage” portfolio and the impact of uncertainty in the national and international economies on our local markets. We also incurred net charge-offs of $923 thousand in the factored receivables portfolio that required provision expense during 2016.

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses (which is a charge to earnings) and loan recoveries, and is decreased by charge-offs. In determining the adequacy of our allowance for loan losses, we consider our historical loan loss experience, the general economic environment, the overall portfolio composition and other information. As these factors change, the level of loan loss provision changes. When individual loans are evaluated and an impairment is deemed necessary, the impaired portion of the loan amount generally is charged off. As of December 31, 2018 and 2017, $10 thousand and $24 thousand, respectively, of our allowance was related to impaired loans.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

NONINTEREST INCOME

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Service charges and fees on deposit accounts	$4,372	2,711	2,019
Mortgage origination and fee income	7,864	11,529	6,975
Merchant sponsorship revenue	2,979	2,560	2,168
Income from bank-owned life insurance	1,225	855	810
Wealth management fees	73	47	49
Gain on sale of other real estate, net	56	44	244
Gain on sale of investments available-for-sale	193	(91)	-
Other noninterest income	2,519	2,056	1,691
Total noninterest income	$19,281	19,711	13,956

Noninterest income for the years ended December 31, 2018 and 2017 was $19.3 million and $19.7 million, respectively. Each category of noninterest income (except for mortgage origination and fee income) increased during 2018. The inclusion of the 2018 acquisitions in our results of operations increased our noninterest income by $6.2 during the year ended December 31, 2018.

Mortgage division income decreased by $3.7 million during 2018 and totaled $7.9 million for the year, compared to $11.5 million during 2017. Mortgage division production decreased during 2018 and totaled $490.8 million, compared to $507.6 million during the year ended December 31, 2017, which led to a decrease in mortgage division income. Recent interest rate increases have negatively impacted our mortgage loan pricing and led to lower mortgage division income. Additionally, our mortgage production totals include mortgage loans purchased by the Bank for its loan portfolio.  When such loans are originated, they become Bank portfolio loans and no gain on sale is recognized.  We record interest income over the life of the loan.  During 2018, the Bank purchased approximately 37.5% of the mortgage origination volume compared to 21.0% during 2017, contributing to the decline in 2018 mortgage division fee income. During the year ended December 31, 2018, refinance activity accounted for approximately 24.3% of production volume, identical to the 24.3% during 2017.

Merchant sponsorship revenue totaled $3.0 million during the year ended December 31, 2018, compared to $2.6 million during the year ended December 31, 2017. The increase was due to growth in the volume of transactions that we processed.

Service charges and fees on deposit accounts increased by $1.7 million to $4.4 million for 2018. The addition of the 2018 acquisitions contributed $888 thousand of the increase for 2018. The remaining portion of this increase was a result of an increase in the number of deposit accounts, as we continue to open new accounts and gain market share in our markets.

During the year ended December 31, 2018, we recorded income from bank-owned life insurance totaling $1.2 million, compared to $855 thousand during the year ended December 31, 2017. The increase during 2018 was due to the bank-owned life insurance acquired in the 2018 acquisitions and a $3.2 million investment in bank-owned life insurance by the company during the fourth quarter of 2018.

During the year ended December 31, 2018, we recorded gains on the sale of other real estate totaling $56 thousand, compared to a gain of $44 thousand on such sales during 2017.

Other noninterest income increased by $463 thousand and totaled $2.5 million during the year ended December 31, 2018. Most of the increase was attributable to non-recurring income, such as interest rate swap income.

Noninterest income for the years ended December 31, 2017 and 2016 was $19.7 million and $14.0 million, respectively. The primary reason for the increase in noninterest income was higher revenue from the mortgage division in 2017. Mortgage division income increased by $4.6 million during 2017 and totaled $11.5 million for the year, compared to $7.0 million during 2016. Mortgage division production totaled $507.6 million during 2017, compared to $322.9 million during the year ended December 31, 2016, which led to the increased mortgage division income. During the year ended December 31, 2017, refinance activity accounted for approximately 24.3% of production volume, compared to approximately 26.6% during 2016. A large portion of this increased income during 2017 was due to the acquisition of Private Bancshares, which had a sizable mortgage operation that we acquired through the transaction.

Merchant sponsorship revenue totaled $2.6 million during the year ended December 31, 2017, compared to $2.2 million during the year ended December 31, 2016. Service charges and fees on deposit accounts increased by $692 thousand to $2.7 million for 2017. The addition of Private Bancshares and Patriot Bank contributed $272 thousand of the increase for 2017. The remaining portion of this increase was a result of an increase in the number of deposit accounts, as we continue to open new accounts and gain market share in our markets. Other noninterest income increased by $365 thousand and totaled $2.1 million during the year ended December 31, 2017. Most of the increase was attributable to premiums earned on SBA loans and wire transfer fees.

Noninterest Expense

Our total noninterest expense increase reflects our continued growth of the Company (organic growth and growth through acquisitions), as well as the expansion of our operational framework, employee base and facilities infrastructure as we build the foundation to support our growth strategies.

The following table presents the primary components of noninterest expense for the periods indicated.

NONINTEREST EXPENSE

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Salaries and employee benefits	$58,166	39,556	27,735
Commission-based compensation	6,955	6,855	4,091
Occupancy and equipment expense, net	8,994	6,209	4,640
Data processing expenses	9,065	4,368	2,425
Advertising and marketing expenses	1,265	1,453	705
Legal fees	2,041	849	646
FDIC insurance assessments	1,037	1,162	1,000
Property and casualty insurance premiums	924	834	574
Accounting and audit expenses	1,383	1,109	962
Consulting and other professional expenses	3,903	2,412	958
Telecommunications expenses	1,101	775	559
Other real estate owned, repossessed asset and other collection expenses	281	422	331
Core deposit intangible amortization	4,249	1,455	756
Other noninterest expense	7,711	5,736	3,697
Total noninterest expense	$107,075	73,195	49,079

Noninterest expense for the years ended December 31, 2018 and 2017 was $107.1 million and $73.2 million, respectively. During 2018, we incurred $5.1 million of merger and conversion related charges, of which approximately $2.1 million was associated with the termination of a data processing contract for FirstAtlantic. We expect to incur additional merger related expenses in 2019 in connection with our pending merger with CenterState. The inclusion of the 2018 acquisitions in our results of operations accounted for approximately $25.3 million of the $33.9 million increase in noninterest expense recorded during the year ended December 31, 2018.

The largest components of noninterest expense are related to employee costs shown in the table above as salaries and employee benefits expense and commission-based compensation expense. Salaries continue to increase as we grow and expand our presence in the markets that we serve. Higher incentive compensation accruals and a larger workforce have contributed to the increase in salaries and employee benefits during 2018. The Company recorded additional incentive compensation expense in the fourth quarter totaling $3.8 million, which included payments made to certain executive officers in December 2018 in lieu of equity incentive awards that would otherwise be granted in January 2019 in accordance with the Company’s annual equity grant schedule, which awards will not be granted due to the pending merger with CenterState. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at Corporate Billing. Total commission-based compensation increased during 2018 compared to 2017. Although mortgage origination volume was down slightly in 2018, activity at Corporate Billing increased and led to higher total commission-based compensation expense. Additionally, salaries and benefits for the 2018 acquisitions contributed approximately $14.1 million of the $18.6 million increase in salaries and employee benefits expense recorded during 2018.

All categories of noninterest expense increased except for advertising, FDIC Insurance and other real estate expenses during the year ended December 31, 2018. This was largely a result of the additional expenses associated with our 2018 acquisitions and the fact that we are a larger company as a result of acquisitions, organic growth and the expenses associated with our mergers and core conversion related activities. Our other noninterest expenses continue to increase as the size and complexity of our Company grows.

Occupancy and equipment expense increased by 44.9% in 2018 compared to 2017, primarily due to the inclusion of $2.9 million in expenses relating to the operation of offices of our 2018 acquisitions. In August 2017, we acquired our current headquarters building and after renovations, we occupied the building during August 2018. The expenses associated with our new headquarters also contributed to the increased occupancy expense during 2018.

Noninterest expense for the years ended December 31, 2017 and 2016 was $73.2 million and $49.1 million, respectively. The inclusion of Private Bancshares and Patriot Bank in our results of operations accounted for approximately $15.0 million of the $24.4 million increase in noninterest expense recorded during the year ended December 31, 2017.

During the year ended December 31, 2017, salaries continued to increase as we grew and expanded our presence. Higher incentive compensation accruals during 2017 and a larger workforce contributed to the increase in salaries and employee benefits. Commission-based compensation expense is directly related to mortgage loan origination activity and certain production activity at Corporate Billing. The higher levels of revenue for the mortgage division, specifically revenue from the addition of Private Bancshares, contributed to an increase of $2.1 million in commission-based compensation during 2017 compared to 2016. Additionally, salaries and benefits expense and commission-based compensation expense for Private Bancshares and Patriot Bank employees contributed approximately $10.1 million of the $14.6 million increase in salaries and employee benefits expense and commission-based compensation expense recorded during 2017 compared to 2016.

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

Income Tax Provision

Income tax expense of $12.8 million, $20.1 million and $9.4 million was recognized during the years ended December 31, 2018, 2017 and 2016, respectively. The effective tax rate during 2018 benefitted from the lower tax rate enacted by the Tax Cut and Jobs Act enacted on December 22, 2017, which reduced the corporate tax rate from a maximum tax rate of 35% to a flat tax rate of 21% for the tax years beginning after December 31, 2017. As a result, our effective tax rate during 2018 was 22.2% (23.2% including the minority interest).

The increase in income tax expense during 2017 was due to an increase in pre-tax income as well as the impact of the Tax Cut and Jobs Act. Pursuant to ASC 740-10-30-2 Income Taxes, deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As a result, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 and recorded the effect of this change as a component of income tax expense.  The income tax expense related to the change in the enacted federal tax rate as of December 31, 2017 was $6.2 million. The combination of higher pre-tax income and the write-down of our deferred tax asset resulted in a 2017 effective tax rate of 47.7% (50.0% including the minority interest).

The effective tax rate for 2016 was 32.6% (34.5% including the minority interest). Our effective tax rate generally is expected to increase with higher levels of taxable income. The effective tax rates are affected by items of income and expense that are not subject to federal and state taxation.

Comparison of Balance Sheets at December 31, 2018, 2017 and 2016

Overview

Our total assets increased by $1.47 billion, or 53.8%, from $2.74 billion at December 31, 2017 to $4.21 billion at December 31, 2018. Loans increased by $1.18 billion, or 55.2%, from $2.14 billion at December 31, 2017 to $3.32 billion at December 31, 2018. Our total investment securities increased by $101.2 million, or 90.8%, from $111.4 million at December 31, 2017 to $212.6 million at December 31, 2018, and cash and cash equivalents decreased $18.2 million during 2018 and totaled $217.1 million at December 31, 2018. The 2018 acquisitions added total assets and loans of $1.39 billion and $933.3 million, respectively.

Deposits at December 31, 2018 totaled $3.43 billion, an increase of $1.15 billion compared to December 31, 2017. The 2018 acquisitions added $1.06 billion in deposits. Deposit production is one of our primary focuses, as deposits serve as a low-cost funding source. The competition for deposits has increased as competitors in our markets increase rates paid on deposits.

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

Loans

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Total loans averaged $2.80 billion during the year ended December 31, 2018, or 88.4% of average earning assets, compared to $1.92 billion, or 85.2% of average earning assets, for the year ended December 31, 2017. At December 31, 2018, total loans, net of unearned income, were $3.32 billion, compared to $2.14 billion at December 31, 2017, an increase of $1.18 billion, or 55.2%. Excluding the loans acquired in the 2018 acquisitions, loans increased by $246.6 million, or 11.5%, during 2018.

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

The table below provides a summary of the loan portfolio composition as of the dates indicated.

COMPOSITION OF LOAN PORTFOLIO

	As of December 31,
(Dollars in thousands)	2018		2017		2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Construction, land development and other land loans	$361,263	10.88%	$231,030	10.80%	$155,813	10.49%	$152,862	11.58%	$83,663	9.41%
Secured by farmland	23,382	0.70	17,726	0.83	15,036	1.01	7,455	0.56	1,842	0.21
Secured by 1-4 family residential properties	724,614	21.83	508,935	23.80	387,342	26.07	333,761	25.29	221,222	24.88
Secured by multifamily (5 or more) residential properties	89,551	2.70	60,054	2.81	47,060	3.17	31,128	2.36	23,420	2.63
Secured by nonfarm nonresidential properties	1,526,435	45.99	888,289	41.53	606,776	40.83	509,212	38.58	330,784	37.20
Loans secured by real estate	2,725,245	82.11	1,706,034	79.77	1,212,027	81.57	1,034,418	78.37	660,931	74.33
Commercial and industrial loans	408,166	12.30	258,577	12.09	150,268	10.11	171,160	12.97	113,788	12.80
Factored commercial receivables	126,686	3.82	118,710	5.55	83,901	5.65	67,628	5.12	82,600	9.29
Consumer loans	31,192	0.94	26,314	1.23	19,060	1.28	21,116	1.60	13,962	1.57
Other loans	27,871	0.83	29,082	1.36	20,717	1.39	25,572	1.94	17,869	2.01
Total gross loans	3,319,160	100.00%	2,138,717	100.00%	1,485,973	100.00%	1,319,894	100.00%	889,150	100.00%
Unearned income	(1,195)		(659)		(489)		(480)		(429)
Total loans, net of unearned income	3,317,965		2,138,058		1,485,484		1,319,414		888,721
Allowance for loan losses	(18,176)		(14,985)		(12,113)		(9,842)		(9,802)
Total net loans	$3,299,789		$2,123,073		$1,473,371		$1,309,572		$878,919

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

The principal component of our loan portfolio is loans secured by real estate. At December 31, 2018, this category totaled $2.73 billion and represented 82.1% of the total loan portfolio, compared to $1.71 billion, or 79.8%, and $1.21 billion, or 81.6%, of the total loan portfolio at December 31, 2017 and 2016, respectively.

Loans secured by nonfarm nonresidential properties (“commercial mortgage loans”) increased by $638.1 million, or 71.8%, to $1.53 billion at December 31, 2018, compared to $888.3 million at December 31, 2017. Excluding the loans acquired in the 2018 acquisitions, commercial mortgage loans increased by $175.9 million, or 19.8%, during 2018. Commercial mortgage loans increased by $281.5 million, or 46.4%, to $888.3 million at December 31, 2017, compared to $606.8 million at December 31, 2016. Excluding the acquired Private Bancshares and Patriot Bank loans, commercial mortgage loans increased by $99.6 million, or 16.4%, during 2017. Commercial mortgage loans are the single largest category of loans, and, at December 31, 2018, accounted for 46.0% of the portfolio. Our management team has a great deal of experience and expertise in commercial mortgages, and this loan type has traditionally represented a large portion of our loan portfolio. Of the $1.53 billion in total commercial mortgage loans at December 31, 2018, approximately $646.9 million were loans secured by owner-occupied properties.

The following table provides a summary of our non-owner occupied commercial mortgage loans as of the dates indicated.

	As of December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Office	$199,989	122,554	101,639	81,543	67,173
Retail	328,001	203,647	131,807	114,841	29,103
Industrial/Warehouse	107,007	51,852	32,608	32,412	74,424
Other	244,575	131,711	86,623	65,395	27,958
Total	$879,572	509,764	352,677	294,191	198,658

Residential mortgage loans increased by $215.7 million, or 42.4%, to $724.6 million at December 31, 2018, compared to $508.9 million at December 31, 2017. Excluding the loans acquired in the 2018 acquisitions, residential mortgage loans increased by $2.1 million, or 0.4%, during 2018. Residential mortgage loans increased by $121.6 million, or 31.4%, to $508.9 million at December 31, 2017, compared to $387.3 million at December 31, 2016. Excluding the acquired Private Bancshares and Patriot Bank loans, residential mortgage loans increased by $69.1 million, or 17.8%, during 2017. At December 31, 2018, 2017 and 2016, residential mortgages accounted for 21.8%, 23.8% and 26.1%, respectively, of the entire loan portfolio. Our residential mortgage loan portfolio continues to grow as rates on residential mortgage loans remain attractive and housing activity is relatively strong in our markets, leading to higher origination activity for mortgage loans.

Real estate construction, land development and other land loans totaled $361.3 million at December 31, 2018, an increase $130.2 million, or 56.4%, compared to $231.0 million at December 31, 2017. Excluding the loans acquired in the 2018 acquisitions, real estate construction, land development and other land loans increased by $26.1 million, or 11.3%, during 2018. During the year ended December 31, 2017, these loans increased by $75.2 million, or 48.3%, compared to $155.8 million at December 31, 2016. Excluding the acquired Private Bancshares and Patriot Bank loans, real estate construction, land development and other land loans increased by $2.5 million, or 1.6%, during 2017. At December 31, 2018, 2017 and 2016, this loan type accounted for 10.9%, 10.8% and 10.5%, respectively, of our total loan portfolio.

Commercial and industrial loans totaled $408.2 million at December 31, 2018, compared to $258.6 million at December 31, 2017, an increase of $149.6 million, or 57.9%. Excluding the loans acquired in the 2018 acquisitions, commercial and industrial loans increased by $35.3 million, or 13.7%, during 2018. During the year ended December 31, 2017, these loans increased by $108.3 million, or 72.1%, compared to $150.3 million at December 31, 2016. Excluding the acquired Private Bancshares and Patriot Bank loans, commercial and industrial loans increased by $57.1 million, or 38.0%, during 2017. At December 31, 2018, 2017 and 2016, this loan type accounted for 12.3%, 12.1% and 10.1%, respectively, of our total loan portfolio.

Factored commercial receivables totaled $126.7 million at December 31, 2018, compared to $118.7 million at December 31, 2017. This balance fluctuates based on several variables, such as when receivables are purchased and when and how quickly payments are received. The increase at December 31, 2018 was largely attributable to increased growth in purchased receivables. A lower balance at a period end does not necessarily mean less purchase activity during the period, nor does a higher balance at period end necessarily mean more purchase activity during the period. During the years ended December 31, 2018, 2017 and 2016, we purchased factored commercial receivables of $1.21 billion, $1.03 billion and $705.9 million, respectively.

The repayment of loans is a source of additional liquidity for us. The following table sets forth our loans maturing within specific intervals at December 31, 2018.

LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES

		Over one
	One year	year through	Over
(Dollars in thousands)	or less	five years	five years	Total
Construction, land development and other land loans	$208,298	110,759	42,206	361,263
Secured by farmland	3,778	12,401	7,203	23,382
Secured by 1-4 family residential properties	98,049	254,874	371,691	724,614
Secured by multifamily (5 or more) residential properties	22,059	57,165	10,327	89,551
Secured by nonfarm nonresidential properties	216,139	830,350	479,946	1,526,435
Loans secured by real estate	548,323	1,265,549	911,373	2,725,245
Commercial and industrial loans	197,579	169,467	41,120	408,166
Factored commercial receivables	126,686	-	-	126,686
Consumer loans	15,091	12,830	3,271	31,192
Other loans	7,769	12,596	7,506	27,871
Total gross loans	$895,448	1,460,442	963,270	3,319,160

		Predetermined	Floating
		rates	rates	Total

Maturing after one year but within five years		$948,168	512,274	1,460,442
Maturing after five years		255,917	707,353	963,270
		$1,204,085	1,219,627	2,423,712

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

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2018, 2017 and 2016.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

	As of December 31,
(Dollars in thousands)	2018		2017		2016
	Cost	Market	Cost	Market	Cost	Market
U.S. government agency obligations	$2,786	2,780	3,261	3,264	3,653	3,617
Municipal securities	2,313	2,423	3,074	3,265	4,406	4,523
Residential mortgage-backed securities	141,999	139,958	39,143	39,244	38,946	39,148
Other commercial mortgage-backed securities	3,982	3,830	4,012	3,924	-	-
Other asset-backed securities	39,226	38,525	35,745	36,137	25,991	26,092
Total investment securities available-for-sale	$190,306	187,516	85,235	85,834	72,996	73,380

INVESTMENT SECURITIES HELD-TO-MATURITY

	As of December 31,
(Dollars in thousands)	2018		2017		2016
	Cost	Market	Cost	Market	Cost	Market
Municipal securities	$21,201	21,040	21,254	21,645	21,308	20,900
Residential mortgage-backed securities	3,344	3,276	4,058	4,037	5,021	4,994
Other debt securities	500	505	250	250	-	-
Total investment securities held-to-maturity	$25,045	24,821	25,562	25,932	26,329	25,894

The following table shows the scheduled maturity and average yields of our securities at December 31, 2018.

AVAILABLE-FOR-SALE INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

(Dollars in thousands)	Within one year		After one but within five years		After five but within ten years		After ten years		Other
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agency obligations	$-	-%	$-	-%	$-	-%	$2,780	2.70%	$-	-%
Municipal securities	-	-	-	-	-	-	2,423	3.89	-	-
Other asset-backed securities	-	-	-	-	-	-	-	-	38,525	4.51
Other commercial mortgage-backed securities	-	-	-	-	-	-	-	-	3,830	2.68
Residential mortgage-backed securities	-	-	-	-	-	-	-	-	139,958	2.87
Total investment securities available-for-sale	$-	-%	$-	-%	$-	-%	$5,203	3.25%	$182,313	3.21%

HELD-TO-MATURITY INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

(Dollars in thousands)	Within one year		After one but within five years		After five but within ten years		After ten years		Other
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Municipal securities	$-	-%	$-	-%	$750	2.50%	$20,451	3.00%	$-	-%
Residential mortgage-backed securities	-	-	-	-	-	-	-	-	3,344	2.10
Other debt securities	-	-	-	-	500	5.63	-	-	-	-
Total investment securities held-to-maturity	$-	-%	$-	-%	$1,250	3.75%	$20,451	3.00%	$3,344	2.10%

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

During 2018, we elected to use a portion of our balance sheet liquidity to invest $16.0 million in a United States Treasury security for pledging purposes (which matured during 2018), $3.5 million (net) in other asset-backed securities and $127.2 million in residential agency mortgage-backed securities. We may invest excess liquidity in securities when management determines that the yield, liquidity and interest rate risk are appropriate.

During 2018, we sold all of the debt securities that we acquired in connection with the acquisitions of FirstAtlantic and Landmark totaling $124.9 million and did not realize a gain or loss on the sale, as these were marked to fair value at acquisition and immediately sold. We took the opportunity to liquidate the acquired portfolio and reinvest as needed in securities that meet our interest rate risk parameters and credit quality metrics. In addition to these sales during 2018, we sold nine debt securities from our legacy portfolio totaling $8.9 million and realized a gain of $191 thousand. We also sold one corporate debt security for proceeds of $252 thousand and realized a gain of $2 thousand. We were required to liquidate this security as a condition of the merger agreement with Landmark.

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

The following table presents a summary of changes in the allowance for loan losses for the periods indicated.

ALLOWANCE FOR LOAN LOSSES

	As of and for the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Total loans outstanding, net of unearned income	$3,317,965	2,138,058	1,485,484	1,319,414	888,721
Average loans outstanding, net of unearned income	$2,802,374	1,918,634	1,397,681	1,011,921	629,040
Allowance for loan losses at beginning of period	$14,985	12,113	9,842	9,802	9,119
Charge-offs:
Loans secured by real estate	749	273	53	1,402	429
Commercial and industrial loans	835	124	-	27	-
Factored receivables	3,048	2,911	2,331	2,316	656
Consumer loans	66	69	197	164	-
All other loans	43	35	16	4	3
Total charge-offs	4,741	3,412	2,597	3,913	1,088
Recoveries:
Loans secured by real estate	428	39	123	851	72
Commercial and industrial loans	54	6	67	33	15
Factored receivables	2,704	1,916	1,408	1,905	633
Consumer loans	20	7	13	5	21
All other loans	3	422	9	46	52
Total recoveries	3,209	2,390	1,620	2,840	793
Net charge-offs	1,532	1,022	977	1,073	295
Provision for loan losses	4,723	3,894	3,248	1,113	978
Allowance for loan losses at period end	$18,176	14,985	12,113	9,842	9,802
Allowance for loan losses to period end loans	0.55%	0.70%	0.82%	0.75%	1.10%
Net charge-offs to average loans	0.05%	0.05%	0.07%	0.11%	0.05%

The table above does not include the allowances of banks that we have acquired that were established prior to each bank’s respective date of acquisition. In accordance with ASC Topic 805, Business Combinations, these acquired entities’ respective allowances for loan losses were not brought forward at acquisition; instead, the acquired loans were recorded at fair value and any discount to fair value was recorded against the loans rather than as an allowance for loan losses. The portion of the discount deemed related to credit quality was recorded as a non-accretable difference, and the remaining discount was recorded as an accretable discount and accreted into interest income over the estimated average life of the loans using the level yield method. At December 31, 2018, our acquired loan portfolios totaled $1.24 billion and had an aggregate related non-accretable difference of $13.0 million and accretable discount of $16.2 million.

For the acquired loan portfolio, the allowance is determined for each loan pool and compared to the remaining discount for that pool. If the allowance amount calculated under the Company’s methodology is greater than the Company’s remaining discount on the acquired loan portfolio, this amount is added to the reported allowance through a provision for loan losses. If the allowance amount calculated under the Company’s methodology is less than the Company’s recorded discount, no additional allowance or provision is recognized. Our analysis indicates that no additional allowance is necessary on our acquired loan portfolio as of December 31, 2018.

Consistent with prior years, asset quality indicators have remained stable for the traditional bank loan portfolio during the year ended December 31, 2018. During 2018, we recorded total provision expense of $4.7 million. The 2018 provision was a result of overall loan growth in each loan category rather than declining asset quality metrics and the maturity and renewal of approximately $49.2 million in previously acquired loans. These loans are no longer classified as acquired and have no remaining discount based on the fact that they have now been underwritten by the Company. During 2018, we incurred net charge-offs of $344 thousand and $821 thousand in the factored receivables and the commercial and industrial portfolios, respectively, that required additional provision expense.

During 2017, we recorded total provision expense of $3.9 million. The 2017 provision was a result of overall loan growth in each loan category rather than declining asset quality metrics. During 2017, we incurred net charge-offs of $995 thousand in the factored receivables portfolio that required additional provision expense. During 2016, we recorded provision expense of $3.2 million due to Corporate Billing’s net charge-offs of $923 thousand, continued loan growth in certain loan segments, and the impact of uncertainty in the national and international economies on our local markets. Provision expense related to our real estate mortgage portfolio totaled $2.9 million during 2016 due to a combination of overall growth in the segment and our concentration in this portfolio. Although we experienced net recoveries for this loan type during 2016, the growth in our real estate mortgage loan portfolio and our concentration in such loans led to the 2016 increase in provision expense for this segment.

Allocation of Allowance for Loan Losses

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s allocation of the allowance for loan losses to specific loan categories as of the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
Commercial, financial and agricultural	$3,173	13.14%	$2,511	13.45%	$1,588	11.51%	$1,345	14.91%	$1,523	14.81%
Factored receivables	600	3.82	600	5.55	500	5.65	500	5.12	955	9.29
Real estate - mortgage	12,207	71.22	9,845	68.97	8,465	71.07	5,525	66.79	5,047	64.92
Real estate - construction	2,064	10.88	1,884	10.80	1,369	10.49	1,412	11.58	647	9.41
Consumer	132	0.94	145	1.23	191	1.28	236	1.60	562	1.57
Unallocated	-	-	-	-	-	-	824	-	1,068	-
	$18,176	100.00%	$14,985	100.00%	$12,113	100.00%	$9,842	100.00%	$9,802	100.00%

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

Nonperforming Assets

The following table presents our nonperforming assets for the dates indicated.

NONPERFORMING ASSETS

	As of December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Non-accrual loans	$10,419	2,722	2,837	3,695	4,865
Loans past due 90 days or more and still accruing	818	677	581	252	297
Total nonperforming loans	11,237	3,399	3,418	3,947	5,162
Other real estate and repossessed assets	974	1,094	2,068	3,965	1,380
Total nonperforming assets	$12,211	4,493	5,486	7,912	6,542
Allowance for loan losses to period-end loans	0.55%	0.70%	0.82%	0.75%	1.10%
Allowance for loan losses to period-end nonperforming loans	161.75	440.86	354.39	249.35	189.89
Net charge-offs to average loans	0.05	0.05	0.07	0.11	0.05
Nonperforming assets to period-end loans and foreclosed property and repossessed assets	0.37	0.21	0.37	0.60	0.73
Nonperforming loans to period-end loans	0.34	0.16	0.23	0.30	0.58

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

Total nonperforming assets increased by $7.7 million to $12.2 million at December 31, 2018, from $4.4 million at December 31, 2017. Included in nonperforming assets at December 31, 2018 are acquired non-accrual loans of $4.8 million and acquired other real estate of $899 thousand. Non-acquired non-accrual loans increased by $4.7 million during 2018 and this increase is almost entirely attributable to one commercial borrower that filed Chapter 11 bankruptcy. The loan is secured by real estate with an appraised value in excess of the loan balance. Asset quality has been and will continue to be a primary focus of management.

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

The following table details the composition of our deposit portfolio as of the dates indicated.

COMPOSITION OF DEPOSITS

	As of
	December 31,		December 31,		December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Noninterest-bearing demand	$929,820	27.09%	$697,144	30.49%	$429,030	25.73%
Interest-bearing demand	692,725	20.18	362,266	15.85	262,261	15.73
Savings and money market	1,315,337	38.33	951,846	41.64	703,289	42.17
Time less than $100k	91,652	2.67	63,044	2.76	64,073	3.84
Time equal to or greater than $100k and less than $250k	156,855	4.57	88,207	3.86	73,028	4.38
Time equal to or greater than $250k	245,900	7.16	123,324	5.40	136,029	8.16
Total deposits	$3,432,289	100.00%	$2,285,831	100.00%	$1,667,710	100.00%

Total deposits were $3.43 billion at December 31, 2018, an increase of $1.15 billion, or 50.2%, from December 31, 2017. Excluding the deposits acquired in the 2018 acquisition, deposits increased by $86.9 million, or 3.8%, during 2018. During 2018, we had some large depositors move their cash on deposit into other investment types as rates on other investment classes became more attractive. The banking industry has experienced increased competition for deposits as deposit rates have increased.

During 2017, deposits increased $618.1 million, or 37.1%. Excluding the acquired Private Bancshares and Patriot Bank deposits, deposits increased by $204.2 million, or 12.2%, during 2017. During 2016, deposits increased $153.3 million, or 10.1%.

The following table details the maturities of time deposits greater than $100,000 and other time deposits. Other time deposits include brokered certificates of deposit and internet certificates of deposit. Large certificate of deposit customers and brokered and internet certificate of deposit customers tend to be more sensitive to interest rate levels.

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
AND OTHER TIME DEPOSITS

	As of December 31, 2018
		Over three	Over one year
	Three months	through	through	Greater than
(Dollars in thousands)	or less	twelve months	three years	three years	Total
Certificates of deposit of $100,000 or more	$43,372	185,427	130,000	27,250	386,049
Other time deposits	4,508	4,800	7,497	-	16,805
Total	$47,880	190,227	137,497	27,250	402,854

Other Funding Sources

We supplement our deposit funding with wholesale funding when needed for balance sheet planning or when the terms are attractive and will not disrupt our offering rates in our markets. One source that we have used for wholesale funding is the Federal Home Loan Bank of Atlanta (“FHLB”). We had FHLB borrowings of $2.0 million at December 31, 2018 and $7.0 million at December 31, 2017 and 2016. During 2017, a $5.0 million advance matured. During 2018, we issued $50.0 million of short-term brokered deposits to compensate for some of our deposit run-off during the first quarter of 2018. The entire $50 million matured during 2018 and was not replaced. At December 31, 2018 we had no brokered deposits outstanding and at December 31, 2017 and 2016 we had brokered deposits of $11.7 million and $25.4 million, respectively. Another funding source that we have used to supplement our local funding is internet certificates of deposit. We have used this source to book certificates of deposit with maturities of three to five years at rates that are lower than we would offer in our local market, typically below the rates indicated on the LIBOR swap curve for similar maturities. We had internet certificate of deposit balances of $16.8 million, $8.6 million and $6.7 million at December 31, 2018, 2017 and 2016, respectively. We have not issued any new internet certificates of deposit during 2018, although we did assume $13.5 million in such certificates of deposit with our acquisition of Landmark accounting for the net increase. During 2017, the acquisitions of Private Bancshares and Patriot Bank added $8.3 million of brokered deposits and $8.1 million of internet certificates of deposit.

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

Cash and cash equivalents at December 31, 2018, 2017 and 2016 were $217.1 million, $235.3 million and $217.3 million, respectively. Based on the recorded cash and cash equivalents, our liquidity resources were sufficient at December 31, 2018 to fund loans and to meet other cash needs as necessary.

Contractual Obligations

While our liquidity monitoring and management considers both present and future demands for and sources of liquidity, the following table of contractual commitments focuses only on future obligations.

CONTRACTUAL OBLIGATIONS

	As of December 31, 2018
(Dollars in thousands)	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Federal Home Loan Bank advances	$2,000	-	-	-	2,000
Subordinated debt	-	-	-	37,235	37,235
Certificates of deposit of less than $100k	58,708	25,597	7,205	142	91,652
Certificates of deposit of $100k or more	238,107	137,398	27,250	-	402,755
Operating leases	2,105	3,685	2,746	3,774	12,310
Total contractual obligations	$300,920	166,680	37,201	41,151	545,952

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

CREDIT EXTENSION COMMITMENTS

	As of December 31,
(Dollars in thousands)	2018	2017	2016

Unfunded lines	$711,189	483,952	337,415
Letters of credit	20,432	10,255	11,766
Total credit extension commitments	$731,621	494,207	349,181

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

The following table illustrates our interest rate sensitivity at December 31, 2018, assuming that the relevant assets and liabilities are collected and paid, respectively, based on historical experience rather than their stated maturities.

INTEREST SENSITIVITY ANALYSIS
As of December 31, 2018

(Dollars in thousands)
Interest-earning assets	0-1 Mos	1-3 Mos	3-12 Mos	1-3 Yrs	3-5 Yrs	> 5 Yrs	Total
Loans (1)	$1,180,014	87,877	327,178	727,646	701,494	308,787	3,332,996
Securities	55,139	6,869	11,569	30,144	32,237	76,603	212,561
Cash balances in other banks	166,502	-	-	-	-	-	166,502
Total interest-earning assets	$1,401,655	94,746	338,747	757,790	733,731	385,390	3,712,059

Interest-bearing liabilities
Interest-bearing transaction accounts	$264,845	9,686	43,584	116,224	89,738	168,648	692,725
Savings and money market deposits	798,901	11,492	51,714	126,436	114,970	211,824	1,315,337
Time deposits	16,132	46,212	232,774	162,994	34,455	1,840	494,407
Federal Home Loan Bank and other borrowed money	-	2,000	-	-	-	-	2,000
Subordinated debt	-	-	-	-	37,235	-	37,235
Total interest-bearing liabilities	$1,079,878	69,390	328,072	405,654	276,398	382,312	2,541,704

Interest sensitivity gap
Period gap	$321,777	25,356	10,675	352,136	457,333	3,078	1,170,355
Cumulative gap	321,777	347,133	357,808	709,944	1,167,277	1,170,355
Cumulative gap - Rate-Sensitive Assets/Rate-Sensitive Liabilities	8.67%	9.35	9.64	19.13	31.45	31.53

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

MARKET RISK

	Impact on Net Interest Income
	As of December 31,
Change in prevailing interest rates	2018	2017	2016
+400 basis points	9.53%	17.52%	22.37%
+300 basis points	7.16	13.17	16.79
+200 basis points	4.78	8.83	11.20
+100 basis points	2.38	4.41	5.51
0 basis points	-	-	-
-100 basis points	(2.89)	(5.60)	(5.31)
-200 basis points	(7.08)	(13.64)	(11.75)
-300 basis points	(13.38)	(18.01)	(16.32)
-400 basis points	(17.09)	(21.34)	(20.19)

Capital Resources

Total shareholders’ equity attributable to us at December 31, 2018 was $689.4 million, or 16.4% of total assets. At December 31, 2017, total shareholders’ equity attributable to us was $392.6 million, or 14.3% of total assets.

The increase in shareholders’ equity during 2018 was primarily attributable to our acquisitions of Landmark, Premier and FirstAtlantic, our 2018 net income, the exercise of options to purchase our common stock, and other share-based compensation during the year.

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

The rules are intended to provide an additional measure of a bank’s capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically maintain capital against such “off-balance sheet” activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loan loss reserves and other forms of equity, such as preferred stock, that may be included in capital. Certain items, such as goodwill and other intangible assets, are deducted from total capital in arriving at the various regulatory capital measures, such as common equity Tier 1 capital, Tier 1 capital and total risk-based capital. Our objective is to maintain our current status as a “well-capitalized” institution, as that term is defined by the Bank’s regulators. As of December 31, 2018, the Bank was “well-capitalized” under the regulatory framework for prompt corrective action. This classification is primarily for regulatory purposes and is not intended to be interpreted as a representation of our overall financial condition or prospects.

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

The following table sets forth selected consolidated capital ratios at December 31, 2018, 2017 and 2016 for both NBC and NCC.

CAPITAL ADEQUACY ANALYSIS

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$479,002	14.82%	$258,621	8.00%	N/A	N/A
NBC	$456,718	14.13%	$258,528	8.00%	$323,159	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$423,415	13.10%	$193,966	6.00%	N/A	N/A
NBC	$438,366	13.57%	$193,896	6.00%	$258,528	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$423,415	13.10%	$145,474	4.50%	N/A	N/A
NBC	$438,366	13.57%	$145,422	4.50%	$210,054	6.50%
Tier 1 Capital (to Average Assets)
NCC	$423,415	10.87%	$155,877	4.00%	N/A	N/A
NBC	$438,366	11.26%	$155,690	4.00%	$194,613	5.00%
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$311,225	14.37%	$173,301	8.00%	N/A	N/A
NBC	$273,012	12.61%	$173,243	8.00%	$220,680	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$271,687	12.54%	$129,975	6.00%	N/A	N/A
NBC	$258,027	11.92%	$129,932	6.00%	$176,543	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$271,687	12.54%	$97,482	4.50%	N/A	N/A
NBC	$258,027	11.92%	$97,449	4.50%	$143,442	6.50%
Tier 1 Capital (to Average Assets)
NCC	$271,687	10.89%	$99,786	4.00%	N/A	N/A
NBC	$258,027	10.36%	$99,630	4.00%	$124,538	5.00%
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$208,664	13.90%	$120,102	8.00%	N/A	N/A
NBC	$178,150	11.88%	$120,007	8.00%	$150,008	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$90,076	6.00%	N/A	N/A
NBC	$166,037	11.07%	$90,005	6.00%	$120,007	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$172,051	11.46%	$67,557	4.50%	N/A	N/A
NBC	$166,037	11.07%	$67,504	4.50%	$97,506	6.50%
Tier 1 Capital (to Average Assets)
NCC	$172,051	9.57%	$71,909	4.00%	N/A	N/A
NBC	$166,037	9.25%	$71,822	4.00%	$89,777	5.00%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

National Commerce Corporation and subsidiaries

Birmingham, Alabama

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National Commerce Corporation and subsidiaries (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 4, 2019

Item 8.	Financial Statements and Supplementary Data.

NATIONAL COMMERCE CORPORATION
Consolidated Balance Sheets
December 31, 2018 and 2017
(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets

Cash and due from banks	$50,628	36,246
Interest-bearing deposits with banks	166,502	199,042
Cash and cash equivalents	217,130	235,288
Investment securities held-to-maturity (fair value of $24,821 and $25,932 at December 31, 2018 and December 31, 2017, respectively)	25,045	25,562
Investment securities available-for-sale	187,516	85,834
Other investments	16,946	11,350
Mortgage loans held-for-sale	15,031	29,191
Loans, net of unearned income	3,317,965	2,138,058
Less: allowance for loan losses	18,176	14,985
Loans, net	3,299,789	2,123,073
Premises and equipment, net	86,658	52,455
Accrued interest receivable	10,348	6,157
Bank-owned life insurance	55,114	31,584
Other real estate	974	1,094
Deferred tax assets, net	13,005	12,041
Goodwill	249,812	113,394
Core deposit intangible, net	18,372	4,455
Other assets	9,748	6,198
Total assets	$4,205,488	2,737,676

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$929,820	697,144
Interest-bearing demand	692,725	362,266
Savings and money market	1,315,337	951,846
Time	494,407	274,575
Total deposits	3,432,289	2,285,831
Federal Home Loan Bank advances	2,000	7,000
Securities sold under agreements to repurchase	18,851	-
Subordinated debt	37,235	24,553
Accrued interest payable	1,437	900
Other liabilities	16,618	19,434
Total liabilities	3,508,430	2,337,718

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 250,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 30,000,000 shares authorized, 20,762,084 and 14,788,436 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	208	148
Additional paid-in capital	604,965	347,999
Retained earnings	86,433	43,989
Accumulated other comprehensive (loss) income	(2,203)	474
Total shareholders' equity attributable to National Commerce Corporation	689,403	392,610
Noncontrolling interest	7,655	7,348
Total shareholders' equity	697,058	399,958
Total liabilities and shareholders' equity	$4,205,488	2,737,676

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Consolidated Statements of Earnings
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands, except per share data)

	2018	2017	2016
Interest and dividend income:
Interest and fees on loans	$162,332	104,194	71,225
Interest and dividends on taxable investment securities	5,654	2,627	1,813
Interest on non-taxable investment securities	751	783	802
Interest on interest-bearing deposits and federal funds sold	2,921	2,187	723
Total interest income	171,658	109,791	74,563
Interest expense:
Interest on deposits	19,205	8,530	6,127
Interest on Federal Home Loan Bank advances	190	283	294
Interest on securities sold under agreements to repurchase	121	1	-
Interest on subordinated debt	1,921	1,553	960
Total interest expense	21,437	10,367	7,381
Net interest income	150,221	99,424	67,182
Provision for loan losses	4,723	3,894	3,248
Net interest income after provision for loan losses	145,498	95,530	63,934
Noninterest income:
Service charges and fees on deposit accounts	4,372	2,711	2,019
Mortgage origination and fee income	7,864	11,529	6,975
Merchant sponsorship revenue	2,979	2,560	2,168
Income from bank-owned life insurance	1,225	855	810
Wealth management fees	73	47	49
Gain on other real estate, net	56	44	244
Gain (loss) on sale of investment securities available-for-sale	193	(91)	-
Other	2,519	2,056	1,691
Total noninterest income	19,281	19,711	13,956
Other expense:
Salaries and employee benefits	58,166	39,556	27,735
Commission-based compensation	6,955	6,855	4,091
Occupancy and equipment, net	8,994	6,209	4,640
Core deposit intangible amortization	4,249	1,455	756
Other operating expense	28,711	19,120	11,857
Total other expense	107,075	73,195	49,079
Earnings before income taxes	57,704	42,046	28,811
Income tax expense	12,791	20,071	9,394
Net earnings	44,913	21,975	19,417
Less: Net earnings attributable to noncontrolling interest	2,469	1,907	1,564
Net earnings attributable to National Commerce Corporation	$42,444	20,068	17,853

Basic earnings per common share	$2.26	1.45	1.64
Diluted earnings per common share	$2.21	1.41	1.61

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Net earnings	$42,444	$20,068	17,853
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment securities available-for-sale:
Unrealized (losses) gains arising during the period, net of tax of $(672), $44, $(160), respectively	(2,525)	82	(299)
Reclassification adjustment for (gains) losses included in net earnings, net of tax of $41 and $(32), in 2018 and 2017, respectively	(152)	59	-
Other comprehensive (loss) income	(2,677)	141	(299)
Comprehensive income	$39,767	$20,209	17,554

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Noncontrolling
	Stock	Capital	Earnings	Income	Interest	Total
Balance, December 31, 2015	$108	202,456	6,152	548	7,372	216,636

Share-based compensation expense	-	1,226	-	-	-	1,226
Net earnings attributable to National Commerce Corporation	-	-	17,853	-	-	17,853
Reclassification for Delaware reincorporation		-		-	-	-
Exercise of stock options and issuance of performance shares	1	1,315	-	-	-	1,316
Tax benefit resulting from exercise of stock options and issuance of performance shares, net of adjustment	-	375	-	-	-	375
Net earnings attributable to noncontrolling interest	-	-	-	-	1,564	1,564
Distributions paid to noncontrolling interest	-	-	-	-	(1,627)	(1,627)
Share repurchase and retirement						-
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	(299)	-	(299)

Balance, December 31, 2016	$109	205,372	24,005	249	7,309	237,044

Share-based compensation expense	-	1,684	-	-	-	1,684
Net earnings attributable to National Commerce Corporation	-	-	20,068	-	-	20,068
Exercise of stock options and issuance of performance shares	3	2,810	-	-	-	2,813
Net earnings attributable to noncontrolling interest	-	-	-	-	1,907	1,907
Distributions paid to noncontrolling interest	-	-	-	-	(1,868)	(1,868)
Sale of common stock, net of offering expenses of $103	11	38,692	-	-	-	38,703
Acquisition of Private Bancshares, Inc., net of offering expenses of $139	18	71,412	-	-	-	71,430
Acquisition of Patriot Bank, net of offering expenses of $55	7	28,029	-	-	-	28,036
Reclassification due to the effects of the Tax Cuts and Jobs Act of 2017	-	-	(84)	84	-	-
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	141	-	141

Balance, December 31, 2017	$148	347,999	43,989	474	7,348	399,958

Share-based compensation expense	-	2,097	-	-	-	2,097
Net earnings attributable to National Commerce Corporation	-	-	42,444	-	-	42,444
Exercise of stock options, warrants and issuance of performance shares	3	2,157	-	-	-	2,160
Net earnings attributable to noncontrolling interest	-	-	-	-	2,469	2,469
Distributions paid to noncontrolling interest	-	-	-	-	(2,162)	(2,162)
Acquisition of FirstAtlantic Financial Holdings, Inc., net of offering expenses of $94	24	97,034	-	-	-	97,058
Acquisition of Premier Community Bank of Florida, net of offering expenses of $53	10	49,079	-	-	-	49,089
Acquisition of Landmark Bancshares, Inc., net of offering expenses of $83	23	106,599	-	-	-	106,622
Change in unrealized gain/loss on securities available-for-sale, net of tax	-	-	-	(2,677)	-	(2,677)

Balance, December 31, 2018	$208	604,965	86,433	(2,203)	7,655	697,058

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	2018	2017	2016
Cash flows from operating activities:
Net earnings	$42,444	20,068	17,853
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	4,723	3,894	3,248
Net earnings attributable to noncontrolling interest	2,469	1,907	1,564
Depreciation, amortization and accretion, net	(372)	(386)	1,065
Gain on sale of premises and equipment	(4)	8	7
Gain on ineffective portion of fair value hedge derivative	(8)	(48)	(45)
Change in mortgage loan derivative	289	(139)	(62)
Deferred tax expense	4,010	7,189	894
Excess tax benefit from share-based compensation	(1,058)	(799)	-
Gain on sale of investment securities available-for-sale	(193)	91	-
Share-based compensation expense	2,097	1,684	1,226
Income from bank-owned life insurance	(1,225)	(855)	(810)
Net gain on sale of other real estate	(56)	(44)	(244)
Other real estate write-downs	-	219	-
Change in (net of effect of business combinations):
Mortgage loans held-for-sale	14,161	10,810	(353)
Other assets and accrued interest receivable	(131)	(66)	386
Other liabilities and accrued interest payable	(9,303)	2,137	4,753
Net cash provided by operating activities	57,843	45,670	29,482
Cash flows from investing activities (net of effect of business combinations):
Proceeds from calls, maturities, and paydowns of securities available-for-sale	64,720	25,705	35,429
Proceeds from calls, maturities, and paydowns of securities held-to-maturity	687	900	997
Proceeds from sale of securities available-for-sale	154,708	22,240	1,494
Purchases of securities available-for-sale	(159,185)	(45,072)	(57,725)
Purchases of securities held-to-maturity	(500)	(250)	-
Proceeds from sale of other investments	488	-	693
Purchases of other investments	(4,336)	(3,078)	(2,337)
Net cash received in acquisitions	47,858	12,710	-
Net change in loans	(240,289)	(268,060)	(165,711)
Proceeds from sale of other real estate	1,136	2,309	2,622
Proceeds from death benefit of bank-owned life insurance	-	599	-
Investment in bank-owned life insurance	(3,200)	-	-
Proceeds from the sale of premises and equipment	652	2,342	225
Purchases of premises and equipment	(8,233)	(18,732)	(2,848)
Net cash used by investing activities	(145,494)	(268,387)	(187,161)
Cash flows from financing activities (net of effect of business combinations):
Net change in deposits	87,643	202,118	153,412
Proceeds from Federal Home Loan Bank advances	-	-	(15,000)
Repayment of Federal Home Loan Bank advances	(18,000)	-	-
Net change in other borrowings	94	(860)	-
Issuance of subordinated debt	-	-	25,000
Debt offering expenses	-	-	(533)
Cash distribution paid to noncontrolling interests	(2,162)	(1,868)	(1,627)
Proceeds from stock offering	-	38,806	-
Stock offering expenses	-	(103)	-
Stock offering expenses related to acquisition	(230)	(194)	-
Proceeds from exercise of options and warrants	2,149	2,813	1,263
Net cash (used) provided by financing activities	69,494	240,712	162,515
Net change in cash and cash equivalents	(18,158)	17,995	4,836
Cash and cash equivalents at beginning of the period	235,288	217,293	212,457
Cash and cash equivalents at end of the period	$217,130	235,288	217,293

See accompanying notes to consolidated financial statements.

NATIONAL COMMERCE CORPORATION
Consolidated Statements of Cash Flows, continued
(In thousands)

Supplemental disclosure of cash flow information:	2018	2017	2016
Cash paid during the period for:
Interest	$21,394	10,351	7,179
Income taxes	$11,617	12,759	7,143
Non-cash investing and financing activities:
Change in unrealized (losses) gains on securities available-for-sale, net of tax	$(2,677)	141	(299)
Transfer of loans to other real estate	$721	488	481
Assets acquired and liabilities assumed in acquisitions:
Assets acquired in acquisitions	$1,318,959	507,404	-
Liabilities assumed in acquisitions	$1,113,817	420,453	-
Tax benefit resulting from exercise of stock options	$-	-	375

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

The accounting principles followed by the Company and the method of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the fair value of purchase accounting adjustments, and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing deposits with the Federal Reserve Bank of Atlanta (“FRB”), the Federal Home Loan Bank (“FHLB”) and correspondent banks, and federal funds sold. Generally, federal funds are sold for one-day periods. The Company is required to maintain certain average reserve balances with the FRB or in cash. At December 31, 2018 and 2017, the Company’s reserve requirement (net of vault cash) was approximately $37,840,000 and $16,452,000, respectively.

Investment Securities

The Company classifies its securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2018, securities classified as held-to-maturity totaled $25,045,000, and available-for-sale securities totaled $187,516,000. At December 31, 2017, securities classified as held-to-maturity totaled $25,562,000, and available-for-sale securities totaled $84,834,000. No securities were classified as trading securities as of either date.

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

	Useful Life
	(in years)
Building and improvements	10	-	40
Furniture and equipment	5	-	10
Leasehold improvements	Various
Computer equipment	3	-	5

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

Purchased Loans

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date. Pursuant to ASC 310-30, Loans and Debt Securities with Deteriorated Credit Quality, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan losses to the extent of prior provisions and an adjustment to accretable discount if no prior provisions have been made. This increase in accretable discount has a positive impact on interest income.

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

As of December 31, 2018 and 2017, the fair value of the Company’s interest rate lock commitment derivatives was approximately $523,000 and $528,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. The Company recognized (loss) income relating to interest rate lock commitment derivatives of $(5,000), $66,000 and $62,000 during the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in mortgage origination and fee income in the consolidated statements of earnings.

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

Additionally, management assessed other operating divisions to determine if they should be classified and reported as segments. These divisions include the mortgage and receivables factoring divisions. Each was assessed for separate reporting on both a qualitative and a quantitative basis in accordance ASC 280, Segment Reporting. Qualitatively, the mortgage division operates in the same footprint as our retail and commercial banking operations. However, the chief operating decision maker does have profitability, performance and other measures that allow him to analyze the performance on a stand-alone basis.  The receivables factoring division operates independently as a wholly-owned subsidiary of the Bank. Therefore, the financial results are distinct and separate from the retail and commercial bank operations and the mortgage division.

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Accumulated Other Comprehensive Income

At December 31, 2018, 2017 and 2016, accumulated other comprehensive income consisted of net unrealized gains on investment securities available-for-sale.

Net Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the sum of potential common shares that are dilutive plus the weighted-average number of shares of common stock outstanding. Anti-dilutive potential common shares (options) are excluded from the diluted earnings per share computation. During 2018, 2017 and 2016, there were no anti-dilutive potential common shares.

The reconciliation of the components of basic and diluted earnings per share is as follows:

	2018	2017	2016

Net earnings available to common shareholders	$42,444	20,068	17,853

Weighted average common shares outstanding	18,753,066	13,800,595	10,886,092
Dilutive effect of stock options and warrants	238,364	200,521	111,374
Dilutive effect of directors' deferred shares	57,287	37,229	20,471
Dilutive effect of performance share awards	181,473	155,088	76,050
Diluted common shares	19,230,190	14,193,433	11,093,987

Basic earnings per common share	$2.26	1.45	1.64
Diluted earnings per common share	$2.21	1.41	1.61

Reclassifications

Certain 2017 and 2016 amounts have been reclassified to conform to the presentation used in 2018. These reclassifications had no material effect on the operations, financial condition or cash flows of the Company.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; however, entities will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue arose as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which changed the Company’s federal income tax rate from 35% to 21%. Specifically, this ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018, although early adoption is permitted. The Company elected to early adopt this standard and accordingly reclassified $84,000 that was stranded in accumulated other comprehensive income to retained earnings as of December 31, 2017.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.”  This ASU simplifies and expands the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplifies the application of Topic 815, Derivatives and Hedging, through targeted improvements in key practice areas.  This includes expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships.  In addition, the ASU prescribes how hedging results should be presented and requires incremental disclosures.  These changes are intended to allow preparers more flexibility and to enhance the transparency of how hedging results are presented and disclosed.  Further, the ASU provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings in the current period.  The ASU is effective for years beginning after December 15, 2018, and interim periods within those years.  The Company does not expect the impact of adoption of this ASU to be material.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (Topic 606). The amendments in this ASU affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date. This ASU deferred the effective date of ASU 2014-09, Revenue From Contracts With Customers (Topic 606), by one year. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company’s revenue has been more significantly weighted towards net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new standard, and noninterest income has not been as significant. The Company is continuing to assess its revenue streams and review its contracts with customers that are potentially affected by the new guidance, including fees on deposits, gains and losses on the sale of other real estate owned, credit and debit card interchange fees, and credit card revenue, to determine the potential impact the new guidance is expected to have on the Company’s consolidated financial statements. However, the Company’s revenue recognition pattern for these revenue streams is not expected to change materially from current practice. In addition, the Company continues to follow implementation issues specific to financial institutions, which are still under discussion by the FASB’s Transition Resource Group. The Company adopted the ASU on January 1, 2018 utilizing the modified retrospective approach, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01: (1) require equity investments (except for those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in fair value recognized in net income; (2) simplify the impairment assessment of equity securities without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the notes to the financial statements; and (7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted the new ASU on January 1, 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company leases some of its banking offices under lease agreements that it classifies as operating leases. The Company adopted the ASU on January 1, 2019 utilizing the modified retrospective approach and recorded a right-of-use lease asset and operating lease liability of approximately $12,296,000 and $12,682,000, respectively.

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

The following table presents the assets acquired and liabilities assumed of Landmark as of August 1, 2018 at their initial fair value estimates:

	As Recorded By	Fair Value		As Recorded
	Landmark	Adjustments		By the Company
Cash and cash equivalents	$10,572	-		10,572
Investment securities	66,561	(2,282)	a	64,279
Other investments	1,172	-		1,172
Mortgage loans held-for-sale	1	-		1
Loans	469,931	(12,463)	b	460,700
		3,232	c
Allowance for loan losses	5,155	(5,155)	d	-
Net loans	464,776	(4,076)		460,700
Premises and equipment, net	7,626	1,940	e	9,566
Core deposit intangible	-	8,414	f	8,414
Existing intangible assets	6,433	(6,433)	g	-
Bank-owned life insurance	5,782	-		5,782
Other assets	5,371	(266)	h	5,105
Total assets	$568,294	(2,703)		565,591

Noninterest-bearing deposits	$137,875	-		137,875
Interest-bearing deposits	341,187	1,099	i	342,286
Total deposits	479,062	1,099		480,161

Other borrowings	26,258	-		26,258
Other liabilities	3,924	(189)	j	3,735
Total liabilities	509,244	910		510,154

Net identifiable assets acquired over liabilities assumed	59,050	(3,613)		55,437

Goodwill	-	56,486		56,486

Net assets acquired over liabilities assumed	$59,050	52,873		111,923

Consideration:

Shares of common stock issued		2,334,385
Estimated value per share of the Company's stock		$43.60

Fair value of Company stock issued		101,779
Cash paid for shares and in lieu of fractional shares		5,218
Value of assumed stock options		4,926

Fair value of total consideration transferred		$111,923

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Explanation of fair value adjustments:

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment to remove loan marks from Landmark’s prior acquisition and existing deferred fees and costs.
d.	Adjustment reflects the elimination of Landmark’s allowance for loan losses.
e.	Adjustment reflects the write-off of certain fixed assets and fair value adjustments of real property.
f.	Adjustment reflects the recording of core deposit intangible asset.
g.	Adjustment to remove intangible assets from Landmark’s balance sheet from prior acquisition.
h.	Adjustment to record the deferred tax asset created by purchase adjustments.
i.	Adjustment reflects the fair value adjustment to time deposit accounts.
j.	Adjustment to adjust balances of certain liabilities.

The accretable yield on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The Company records a non-accretable difference on PCI loans and estimates the amount and timing of expected cash flows for these loans and increases in expected cash flows is recorded as interest income over the remaining life of the loans. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

Premier Community Bank of Florida

Effective July 1, 2018, the Company completed its merger with Premier Community Bank of Florida (“Premier”), headquartered in Bradenton, Florida. Premier was merged with and into NBC, but NBC continues to operate the former offices of Premier under the trade name “Premier Community Bank, a division of National Bank of Commerce.”

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The following table presents the assets acquired and liabilities assumed of Premier as of July 1, 2018 at their initial fair value estimates:

	As Recorded By	Fair Value		As Recorded
	Premier	Adjustments		By the Company
Cash and cash equivalents	$41,317	-		41,317
Investment securities	20,175	(9)	a	20,166
Other investments	181	-		181
Loans	174,102	(5,361)	b	168,810
		69	c
Allowance for loan losses	1,219	(1,219)	d	-
Net loans	172,883	(4,073)		168,810
Premises and equipment, net	7,170	(16)	e	7,154
Core deposit intangible	-	3,500	f	3,500
Bank-owned life insurance	3,050	-		3,050
Other assets	2,114	356	g	2,470
Total assets	$246,890	(242)		246,648

Noninterest-bearing deposits	$24,470	-		24,470
Interest-bearing deposits	179,949	661	h	180,610
Total deposits	204,419	661		205,080

Repurchase liability	18,108	-		18,108
Other liabilities	717	(126)		591
Total liabilities	223,244	535		223,799

Net identifiable assets acquired over liabilities assumed	23,646	(777)		22,869

Goodwill	-	28,549		28,549

Net assets acquired over liabilities assumed	$23,646	27,772		51,418

Consideration:

Shares of common stock issued		1,028,092
Estimated value per share of the Company's stock		$46.30

Fair value of Company stock issued		47,601
Cash paid for shares and in lieu of fractional shares		2,275
Value of assumed stock options		1,542

Fair value of total consideration transferred		$51,418

Explanation of fair value adjustments:

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment to remove deferred fees and costs.
d.	Adjustment reflects the elimination of Premier’s allowance for loan losses.
e.	Adjustment reflects the write-off of certain fixed assets and fair value adjustments of real property.
f.	Adjustment reflects the recording of core deposit intangible asset.
g.	Adjustment to record the deferred tax asset created by purchase adjustments.
h.	Adjustment reflects the fair value adjustment to time deposit accounts.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The accretable yield on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The Company records a non-accretable difference on PCI loans and estimates the amount and timing of expected cash flows for these loans and increases in expected cash flows is recorded as interest income over the remaining life of the loans. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

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

At the effective time of the merger, each outstanding and unexercised option to purchase shares of FirstAtlantic common stock converted into the right receive a cash payment equal to the excess, if any, of $17.25 over the exercise price per share of FirstAtlantic common stock subject to such option, less any required withholding tax. The Company paid approximately $425,000 in cash to cancel the outstanding and unexercised stock options. Each outstanding warrant to purchase FirstAtlantic common stock will represent a right to purchase shares of NCC common stock, with the exercise price and number of shares underlying the warrant adjusted according to exchange ratio. At the effective date, 49,781 warrants to purchase FirstAtlantic common stock converted to the right to acquire 21,898 shares of NCC common stock.

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The following table presents the assets acquired and liabilities assumed of FirstAtlantic as of January 1, 2018 at their initial fair value estimates:

	As Recorded By	Fair Value		As Recorded
	FirstAtlantic	Adjustments		By the Company
Cash and cash equivalents	$16,264	-		16,264
Investment securities	83,761	(2,491)	a	81,270
Other investments	393	-		393
Mortgage loans held-for-sale	-	-		-
Loans	310,636	(8,687)	b	303,831
		1,882	c
Allowance for loan losses	2,614	(2,614)	d	-
Net loans	308,022	(4,191)		303,831
Premises and equipment, net	13,688	(46)	e	13,642
Core deposit intangible	-	6,251	f	6,251
Existing intangible assets	2,188	(2,188)	g	-
Bank-owned life insurance	10,273	-		10,273
Other real estate and repossessions	365	(127)	h	238
Other assets	5,738	(198)	i	5,540
Total assets	$440,692	(2,990)		437,702

Noninterest-bearing deposits	$113,964	-		113,964
Interest-bearing deposits	259,864	457	j	260,321
Total deposits	373,828	457		374,285

Repurchase liability	-	-		-
Other liabilities	4,557	253	k	4,810
Total liabilities	378,385	710		379,095

Net identifiable assets acquired over liabilities assumed	62,307	(3,700)		58,607

Goodwill	-	51,347		51,347

Net assets acquired over liabilities assumed	$62,307	47,647		109,954

Consideration:

Shares of common stock issued		2,393,382
Estimated value per share of the Company's stock		$40.25

Fair value of Company stock issued		96,334
Cash paid for shares and in lieu of fractional shares		12,802
Cash paid for stock options		425
Value of assumed stock warrants		393

Fair value of total consideration transferred		$109,954

Explanation of fair value adjustments:

a.	Adjustment reflects fair value adjustments of the available-for-sale portfolio at acquisition date.
b.	Adjustment reflects the fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustment to remove FirstAtlantic’s loan marks from prior acquisition and existing deferred fees and costs.
d.	Adjustment reflects the elimination of FirstAtlantic’s allowance for loan losses.
e.	Adjustment reflects the write-off of certain fixed assets and fair value adjustments of real property.
f.	Adjustment reflects the recording of core deposit intangible asset.
g.	Adjustment to remove intangible assets from FirstAtlantic’s balance sheet from prior acquisition.
h.	Adjustment reflects the fair value adjustments of other real estate.
i.	Adjustment to record the deferred tax asset created by purchase adjustments.
j.	Adjustment reflects the fair value adjustment to time deposit accounts.
k.	Adjustment to reflect unrecorded liabilities.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The accretable yield on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The Company records a non-accretable difference on PCI loans and estimates the amount and timing of expected cash flows for these loans and increases in expected cash flows is recorded as interest income over the remaining life of the loans. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

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

The accretable yield on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The Company records a non-accretable difference on PCI loans and estimates the amount and timing of expected cash flows for these loans and increases in expected cash flows is recorded as interest income over the remaining life of the loans. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

Private Bancshares, Inc.

On January 1, 2017, the Company completed its acquisition of Private Bank of Buckhead, headquartered in Atlanta, Georgia, through a merger of Private Bank of Buckhead’s holding company, Private Bancshares, Inc. (“Private Bancshares”), with and into NCC, followed immediately by the merger of Private Bank of Buckhead with and into NBC. NBC continues to operate the former offices of Private Bank of Buckhead as a division of NBC under the trade names “Private Bank of Buckhead,” “Private Bank of Decatur” and “PrivatePlus Mortgage.”

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The accretable yield on loans will be accreted to interest income over the estimated average life of the loans using a level yield method. The Company records a non-accretable difference on PCI loans and estimates the amount and timing of expected cash flows for these loans and increases in expected cash flows is recorded as interest income over the remaining life of the loans. The core deposit intangible asset is being amortized over a seven-year life on an accelerated basis.

The following unaudited supplemental pro forma information is presented to show estimated results assuming that FirstAtlantic, Patriot Bank, Premier and Landmark were acquired as of January 1, 2017. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisitions as of such date and should not be considered as representative of future operating results. Because the acquisition of Private Bancshares was completed on January 1, 2017, it is included in the Company’s actual results for 2017 and 2018.

	For The Year Ended December 31,
Performance Measure (pro forma, unaudited)	2018	2017
Net interest income	$170,332	$155,369
Net earnings	$45,663	$31,169
Diluted earnings per common share	$2.21	$1.52

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Loans at the acquisition date for the Company’s 2018 and 2017 acquisitions are presented in the following tables.

	2018 Acquisitions
	FirstAtlantic			Landmark			Premier
	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Commercial, financial and agricultural	$-	22,681	22,681	1,974	76,309	78,283	-	3,849	3,849
Real estate - mortgage	6,913	253,591	260,504	9,357	290,577	299,934	2,343	129,188	131,531
Real estate - construction	1,079	17,432	18,511	335	80,656	80,991	-	14,401	14,401
Consumer	-	2,135	2,135	-	1,492	1,492	1,662	17,367	19,029
Total	$7,992	295,839	303,831	11,666	449,034	460,700	4,005	164,805	168,810

	2017 Acquisitions
	Private Bancshares			Patriot Bank
	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans	Acquired Impaired Loans	Acquired Performing Loans	Total Acquired Loans
Commercial, financial and agricultural	$366	34,161	34,527	-	16,796	16,796
Real estate - mortgage	9,038	145,531	154,569	7,397	88,106	95,503
Real estate - construction	1,517	65,818	67,335	213	5,157	5,370
Consumer	-	3,603	3,603	359	3,687	4,046
Total	$10,921	249,113	260,034	7,969	113,746	121,715

The following tables present information about the purchased credit-impaired loans for the Company’s 2018 and 2017 acquisitions.

	2018 Acquisitions
	FirstAtlantic	Landmark	Premier
Contractually required principal and interest payments	$11,181	18,998	7,293
Non-accretable difference	2,953	7,329	3,191
Cash flows expected to be collected	8,228	11,669	4,102
Accretable discount	236	3	97
Fair value of loans acquired with a deterioration of credit quality	$7,992	11,666	4,005

	2017 Acquisitions
	Private Bancshares	Patriot Bank
Contractually required principal and interest payments	$15,020	9,646
Non-accretable difference	3,637	1,328
Cash flows expected to be collected	11,383	8,318
Accretable discount	462	349
Fair value of loans acquired with a deterioration of credit quality	$10,921	7,969

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(3)	Investment Securities

Investment securities classified as held-to-maturity and available-for-sale at December 31, 2018 and 2017 were as follows:

	Held-to-Maturity Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Residential mortgage-backed securities	$3,344	-	68	3,276
Municipal securities	21,201	50	211	21,040
Other debt securities	500	5	-	505
Total held-to-maturity securities	$25,045	55	279	24,821

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Residential mortgage-backed securities	$4,058	-	21	4,037
Municipal securities	21,254	392	1	21,645
Other debt securities	250	-	-	250
Total held-to-maturity securities	$25,562	392	22	25,932

	Available-for-Sale Securities

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
U.S. government agency obligations	$2,786	-	6	2,780
Residential mortgage-backed securities	141,999	46	2,087	139,958
Other commercial mortgage-backed securities	3,982	-	152	3,830
Other asset-backed securities	39,226	-	701	38,525
Municipal securities	2,313	111	1	2,423
Total available-for-sale securities	$190,306	157	2,947	187,516

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
U.S. government agency obligations	$3,261	3	-	3,264
Residential mortgage-backed securities	39,143	298	197	39,244
Other commercial mortgage-backed securities	4,012	-	88	3,924
Other asset-backed securities	35,745	392	-	36,137
Municipal securities	3,074	191	-	3,265
Total available-for-sale securities	$85,235	884	285	85,834

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Details concerning investment securities with unrealized losses as of December 31, 2018 and 2017 are as follows:

	Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$-	-	3,276	68	3,276	68
Municipal securities	1,787	28	12,178	183	13,965	211
Other debt securities	-	-	-	-	-	-
Total held-to-maturity securities	$1,787	28	15,454	251	17,241	$279

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
Residential mortgage-backed securities	$4,037	21	-	-	4,037	21
Municipal securities	-	-	246	1	246	1
Other debt securities	-	-	-	-	-	-
Total held-to-maturity securities	$4,037	21	246	1	4,283	22

	Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$2,780	6	-	-	2,780	6
Residential mortgage-backed securities	99,241	1,519	25,251	568	124,492	2,087
Other commercial mortgage-backed securities	-	-	3,830	152	3,830	152
Other asset-backed securities	37,525	701	-	-	37,525	701
Municipal securities	-	-	482	1	482	1
Total available-for-sale securities	$139,546	2,226	29,563	721	169,109	2,947

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. government agency obligations	$-	-	-	-	-	-
Residential mortgage-backed securities	18,132	119	3,389	78	21,521	197
Other commercial mortgage-backed securities	3,924	88	-	-	3,924	88
Other asset-backed securities	-	-	-	-	-	-
Municipal securities	-	-	-	-	-	-
Total available-for-sale securities	$22,056	207	3,389	78	25,445	285

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

At December 31, 2018, 44 out of 47 mortgage-backed securities, 25 out of 39 municipal securities, 32 out of 33 other asset-backed securities, and our U.S. Government agency and other commercial mortgage-backed security were in a loss position. At December 31, 2017, 13 out of 25 mortgage-backed securities, one out of 41 municipal securities and our other commercial mortgage-backed security were in a loss position. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. Because the Company had the ability and intent to hold debt securities until maturity, no declines were deemed to be other-than-temporary as of December 31, 2018 and 2017.

During 2018, the Company elected to sell all of the debt securities that it acquired in connection with the acquisitions of FirstAtlantic, Premier and Landmark, resulting in proceeds of approximately $124,931,000, and did not realize a gain or loss on the sale, as the debt securities were marked to fair value at acquisition and immediately sold. In addition to these sales, during January 2018, the Company sold nine debt securities from its legacy portfolio for total proceeds of approximately $8,907,000 and realized a gross gain of $191,000. During May 2018, the Company sold one debt security for total proceeds of $252,000 and realized a gain of $2,000. The Company was required to liquidate this security as a condition of the Landmark merger.

During 2017, the Company sold all of the debt securities that it acquired in connection with the acquisitions of Private Bancshares and Patriot Bank, resulting in proceeds of $14,489,000, and did not realize a gain or loss on the sale, as the debt securities were marked to fair value at acquisition and immediately sold. In addition to these sales, during 2017, the Company sold seven debt securities from its legacy portfolio for proceeds of $7,750,000 and realized a gross loss of $119,000 and a gross gain of $28,000. During 2016, the Company sold one debt security for proceeds of $1,495,000 and realized a gross gain of $365.

At December 31, 2018 and 2017, securities with a carrying value of approximately $27,313,000 and $69,717,000, respectively, were pledged to secure public deposits as required by applicable laws and for other purposes. The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2018, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Municipal securities and U.S. government agencies:
0 to 5 years	$-	-	-	-
5 to 10 years	-	-	750	741
Over 10 years	5,099	5,203	20,451	20,299
Residential and other mortgage-backed securities and other asset-backed securities	185,207	182,313	3,844	3,781
Total	$190,306	187,516	25,045	24,821

(4)	Loans

Major classifications of loans at December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018	December 31, 2017
Commercial, financial and agricultural	$436,037	287,659
Factored commercial receivables	126,686	118,710
Real estate - mortgage	2,363,982	1,475,004
Real estate - construction	361,263	231,030
Consumer	31,192	26,314
	3,319,160	2,138,717
Less: Unearned fees	(1,195)	(659)
Total loans	3,317,965	2,138,058
Allowance for loan losses	(18,176)	(14,985)
Total net loans	$3,299,789	2,123,073

The Bank makes loans and extensions of credit to individuals and a variety of businesses located in its market areas. Through Corporate Billing, the Company also purchases receivables from transportation companies and automotive parts and service providers nationwide. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. Portfolio segments utilized by the Bank are identified below. Relevant risk characteristics for these portfolio segments generally include (1) with respect to non-consumer loans, debt service coverage, loan-to-value ratios and financial performance, and (2) with respect to consumer loans, credit scores, debt-to-income ratios, collateral type and loan-to-value ratios.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

At December 31, 2018, the outstanding principal balance and carrying value of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $56.8 million and $39.5 million, respectively. At December 31, 2017, the outstanding principal balance and carrying value of PCI loans were $34.7 million and $25.7 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated.

	For the Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$703	375	286
Acquisition of Landmark	3	-	-
Acquisition of Premier	97	-	-
Acquisition of FirstAtlantic	236	-	-
Acquisition of Private Bancshares	-	462	-
Acquisition of Patriot Bank	-	349	-
Accretion	(5,310)	(1,873)	(733)
Reclassification from non-accretable difference	8,537	1,390	822
Balance at period end	$4,266	703	375

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018, 2017 and 2016. The acquired loans are not included in the allowance for loan losses calculation, as these loans were recorded at fair value at acquisition, and there has been no further indication of credit deterioration that would require an additional provision.

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Year ended December 31, 2018	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$2,511	600	9,845	1,884	145	-	14,985
Provisions charged to operating expense	1,483	344	2,839	24	33	-	4,723
Loans charged off	(878)	(3,048)	(748)	(1)	(66)	-	(4,741)
Recoveries	57	2,704	271	157	20	-	3,209
Balance, December 31, 2018	$3,173	600	12,207	2,064	132	-	18,176

Ending balance, individually evaluated for impairment	$-	-	-	-	10	-	10
Ending balance, collectively evaluated for impairment	3,173	600	12,207	2,064	122	-	18,166
Total allowance for loan losses	$3,173	600	12,207	2,064	132	-	18,176
Loans:
Individually evaluated for impairment	$-	-	6,202	-	54	-	6,256
Collectively evaluated for impairment	433,621	126,686	2,322,881	359,580	30,600	-	3,273,368
Acquired loans with deteriorated credit quality	2,416	-	34,899	1,683	538	-	39,536
Total loans	$436,037	126,686	2,363,982	361,263	31,192	-	3,319,160

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

	Commercial,	Factored
	financial and	commercial	Real estate -	Real estate -
Year ended December 31, 2017	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$1,588	500	8,465	1,369	191	-	12,113
Provisions charged to operating expense	654	1,095	1,614	515	16	-	3,894
Loans charged off	(159)	(2,911)	(273)	-	(69)	-	(3,412)
Recoveries	428	1,916	39	-	7	-	2,390
Balance, December 31, 2017	$2,511	600	9,845	1,884	145	-	14,985

Ending balance, individually evaluated for impairment	$-	-	-	-	24	-	24
Ending balance, collectively evaluated for impairment	2,511	600	9,845	1,884	121	-	14,961
Total allowance for loan losses	$2,511	600	9,845	1,884	145	-	14,985
Loans:
Individually evaluated for impairment	$-	-	142	-	41	-	183
Collectively evaluated for impairment	286,859	118,710	1,451,177	230,385	25,707	-	2,112,838
Acquired loans with deteriorated credit quality	800	-	23,685	645	566	-	25,696
Total loans	$287,659	118,710	1,475,004	231,030	26,314	-	2,138,717

	Commercial,	Factored
	financial, and	commercial	Real estate -	Real estate -
Year ended December 31, 2016	agricultural	receivables	mortgage	construction	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$1,345	500	5,525	1,412	236	824	9,842
Provisions charged to operating expense	183	923	2,879	(52)	139	(824)	3,248
Loans charged off	(16)	(2,331)	(53)	-	(197)	-	(2,597)
Recoveries	76	1,408	114	9	13	-	1,620
Balance, December 31, 2016	$1,588	500	8,465	1,369	191	-	12,113

Ending balance, individually evaluated for impairment	$-	-	-	-	-	-	-
Ending balance, collectively evaluated for impairment	1,588	500	8,465	1,369	191	-	12,113
Total allowance for loan losses	$1,588	500	8,465	1,369	191	-	12,113
Loans:
Individually evaluated for impairment	$-	-	180	-	7	-	187
Collectively evaluated for impairment	170,342	83,901	1,045,208	155,533	18,807	-	1,473,791
Acquired loans with deteriorated credit quality	643	-	10,826	280	246	-	11,995
Total loans	$170,985	83,901	1,056,214	155,813	19,060	-	1,485,973

The Bank individually evaluates for impairment all loans that are on non-accrual status. Additionally, all troubled debt restructurings are individually evaluated for impairment. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the contractual terms of the loan will not be collected. This determination requires judgment and the use of estimates, and the eventual outcome may differ significantly from those estimates. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral (if the loan is collateral-dependent). Management may also elect to apply an additional collective reserve to groups of impaired loans based on current economic or market factors. Interest payments received on impaired loans are generally applied as a reduction of the outstanding principal balance until the loan is collected in full (including any charged-off portion). During 2018 and 2017, no loans were modified in such a way as to be considered a troubled debt restructuring.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The following tables present impaired loans by class of loans as of December 31, 2018 and 2017. The purchased credit-impaired loans are not included in these tables because they were recorded at fair value at acquisition, and there has been no further indication of credit deterioration that would require an allowance.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2018	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$-	-	-	6
Factored commercial receivables	-	-	-	-
Real estate - mortgage	6,202	6,483	-	1,392
Real estate - construction	-	-	-	-
Consumer	44	34	-	24
Total	$6,246	6,517	-	1,422

Impaired loans with related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	30
Real estate - construction	-	-	-	-
Consumer	10	25	10	15
Total	10	25	10	45

Total impaired loans:
Commercial, financial and agricultural	$-	-	-	6
Factored commercial receivables	-	-	-	-
Real estate - mortgage	6,202	6,483	-	1,422
Real estate - construction	-	-	-	-
Consumer	54	59	10	39
Total	$6,256	6,542	10	1,467

		Unpaid		Average
	Recorded	Principal	Related	Recorded
December 31, 2017	Investment	Balance	Allowance	Investment
Impaired loans without related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	142	143	-	131
Real estate - construction	-	-	-	-
Consumer	-	-	-	14
Total	$142	143	-	145

Impaired loans with related allowance:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	-	-	-	9
Real estate - construction	-	-	-	-
Consumer	41	41	24	8
Total	$41	41	24	17

Total impaired loans:
Commercial, financial and agricultural	$-	-	-	-
Factored commercial receivables	-	-	-	-
Real estate - mortgage	142	143	-	140
Real estate - construction	-	-	-	-
Consumer	41	41	24	22
Total	$183	184	24	162

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

For the years ended December 31, 2018, 2017 and 2016, we did not recognize a material amount of interest income on impaired loans.

The following tables present the aging of the recorded investment in past due loans and non-accrual loan balances as of December 31, 2018 and 2017 by class of loans. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables. For Corporate Billing’s factored receivables, which are commercial trade credit rather than promissory notes, our practice is to charge off unpaid recourse receivables when they become 90 days past due from the invoice due date and non-recourse receivables at 120 days past due from the statement billing date. For the recourse receivables, the invoice is charged against the client reserve account established for such purposes, unless the client reserve is insufficient, in which case the invoice is charged against the allowance for loan losses. PCI loans are excluded from the past due balances in the table below and are presented in total by class of loan. All loans, whether acquired or non-acquired, are included in the non-accrual balances.

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2018	Past Due	Past Due	Past Due	Past Due	Current	PCI Loans	Total	Non-accrual
Commercial, financial and agricultural	$800	-	-	800	432,820	2,417	436,037	1,063
Factored commercial receivables	16,832	3,804	818	21,454	105,232	-	126,686	-
Real estate - mortgage	5,481	1,047	4,927	11,455	2,317,628	34,899	2,363,982	9,085
Real estate - construction	1,139	48	-	1,187	358,393	1,683	361,263	205
Consumer	26	30	28	84	30,571	537	31,192	66
Total	$24,278	4,929	5,773	34,980	3,244,644	39,536	3,319,160	10,419

	30-59 Days	60-89 Days	> 90 Days	Total
December 31, 2017	Past Due	Past Due	Past Due	Past Due	Current	PCI Loans	Total	Non-accrual
Commercial, financial and agricultural	$137	29	-	166	286,693	800	287,659	-
Factored commercial receivables	10,035	1,779	677	12,491	106,219	-	118,710	-
Real estate - mortgage	1,342	546	103	1,991	1,449,328	23,685	1,475,004	2,594
Real estate - construction	-	-	-	-	230,385	645	231,030	76
Consumer	13	40	9	62	25,686	566	26,314	52
Total	$11,527	2,394	789	14,710	2,098,311	25,696	2,138,717	2,722

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, including current financial information, historical payment experience, credit documentation, public information, current economic trends and other factors. Loans are analyzed individually and classified according to credit risk. This analysis is performed on a continuous basis. The following definitions are used for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are assigned a “Pass” rating. As of December 31, 2018 and 2017, based on the most recent analyses performed, the risk category of loans by class of loans was as follows:

December 31, 2018	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$419,426	8,622	7,989	-	436,037
Factored commercial receivables	126,686	-	-	-	126,686
Real estate - mortgage	2,321,587	11,044	31,175	176	2,363,982
Real estate - construction	359,360	1,118	785	-	361,263
Consumer	31,004	19	134	35	31,192
Total	$3,258,063	20,803	40,083	211	3,319,160

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

December 31, 2017	Pass	OAEM	Substandard	Doubtful	Total
Commercial, financial and agricultural	$279,592	1,278	6,789	-	287,659
Factored commercial receivables	118,710	-	-	-	118,710
Real estate - mortgage	1,460,112	5,465	8,580	847	1,475,004
Real estate - construction	229,711	102	710	507	231,030
Consumer	26,213	2	99	-	26,314
Total	$2,114,338	6,847	16,178	1,354	2,138,717

The following tables present a rollforward of the acquired loans and a summary of the changes in the accretable discount and non-accretable difference, by acquisition, for the years ended December 31, 2018, 2017 and 2016.

December 31, 2018	United	Reunion	Private Bancshares	Patriot Bank	FirstAtlantic	Premier	Landmark
Acquired Loan Balance	(2014 Acquisition)	(2015 Acquisition)	(2017 Acquisition)	(2017 Acquisition)	(2018 Acquisition)	(2018 Acquisition)	(2018 Acquisition)	Total
Balance, beginning of period	$73,254	189,811	181,780	119,127	-	-	-	563,972
Additions due to acquisitions	-	-	-	-	303,831	168,810	460,700	933,341
Charge-offs	(357)	(229)	(130)	-	(30)	-	(19)	(765)
Accretion	685	1,348	1,686	484	2,144	861	1,373	8,581
Other net change in balances	(19,071)	(37,313)	(78,529)	(18,566)	(77,646)	(7,923)	(28,487)	(267,535)
Balance, end of period	$54,511	153,617	104,807	101,045	228,299	161,748	433,567	1,237,594

Accretable Discount
Balance, beginning of period	$703	961	1,921	1,519	-	-	-	5,104
Additions due to acquisitions	-	-	-	-	5,734	2,170	5,134	13,037
Charge-offs, other net changes in balance	-	(8)	-	-	(9)	-	-	(17)
Accretion	(685)	(1,348)	(1,686)	(484)	(2,144)	(861)	(1,374)	(8,581)
Reclassifications from non-accretable	606	2,297	1,642	515	831	529	277	6,697
Balance, end of period	$624	1,902	1,877	1,550	4,412	1,838	4,037	16,240

Non-Accretable Difference
Balance, beginning of period	$1,153	3,394	2,289	1,512	-	-	-	8,348
Additions due to acquisitions	-	-	-	-	2,953	3,191	7,329	13,473
Charge-offs, other net changes in balance	(155)	(271)	(51)	-	(109)	(517)	(1,023)	(2,126)
Reclassifications to accretable	(606)	(2,297)	(1,642)	(515)	(831)	(529)	(277)	(6,697)
Balance, end of period	$392	826	596	997	2,013	2,145	6,029	12,998

Total discount on acquired loans at end of period	$1,016	2,728	2,473	2,547	6,425	3,983	10,066	29,238

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

December 31, 2017	United	Reunion	Private Bancshares	Patriot Bank
Acquired Loan Balance	(2014 Acquisition)	(2015 Acquisition)	(2017 Acquisition)	(2017 Acquisition)	Total
Balance, beginning of period	$97,945	227,429	-	-	325,374
Additions due to acquisitions	-	-	260,034	121,715	381,749
Charge-offs	(68)	-	(72)	(125)	(265)
Accretion	635	860	2,907	113	4,515
Other net change in balances	(25,258)	(38,478)	(81,089)	(2,576)	(147,401)
Balance, end of period	$73,254	189,811	181,780	119,127	563,972

Accretable Discount
Balance, beginning of period	$1,237	1,699	-	-	2,936
Additions due to acquisitions	-	-	3,588	1,721	5,309
Charge-offs, other net changes in balance	(5)	-	(26)	15	(16)
Accretion	(635)	(860)	(2,907)	(113)	(4,515)
Reclassifications from non-accretable	106	122	1,266	(104)	1,390
Balance, end of period	$703	961	1,921	1,519	5,104

Non-accretable difference
Balance, beginning of period	$1,452	3,516	-	-	4,968
Additions due to acquisitions	-	-	3,637	1,328	4,965
Charge-offs, other net changes in balance	(193)	-	(82)	80	(195)
Reclassifications to accretable	(106)	(122)	(1,266)	104	(1,390)
Balance, end of period	$1,153	3,394	2,289	1,512	8,348

Total discount on acquired loans at end of period	$1,856	4,355	4,210	3,031	13,452

December 31, 2016	United	Reunion
Acquired Loan Balance	(2014 Acquisition)	(2015 Acquisition)	Total
Balance, beginning of period	$119,777	261,538	381,315
Charge-offs	(41)	(168)	(209)
Accretion	589	1,353	1,942
Other net change in balances	(22,380)	(35,294)	(57,674)
Balance, end of period	$97,945	227,429	325,374

Accretable Discount
Balance, beginning of period	$1,603	2,456	4,059
Charge-offs, other net changes in balance	(5)	-	(5)
Accretion	(589)	(1,351)	(1,940)
Reclassifications from non-accretable	228	594	822
Balance, end of period	$1,237	1,699	2,936

Non-accretable difference
Balance, beginning of period	$1,900	4,110	6,010
Charge-offs, other net changes in balance	(220)	-	(220)
Reclassifications to accretable	(228)	(594)	(822)
Balance, end of period	$1,452	3,516	4,968

Total discount on acquired loans at end of period	$2,689	5,215	7,904

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(5)	Premises and Equipment

Major classifications of premises and equipment as of December 31, 2018 and 2017 were as follows:

	2018	2017
Land	$27,194	$15,575
Building and improvements	54,245	31,605
Furniture and equipment	16,620	9,807
Leasehold improvement	7,804	7,051
Construction in process	7,449	3,564
Automobile	573	419
	113,885	68,021
Less: accumulated depreciation	(27,227)	(15,566)
Total premises and equipment, net	$86,658	$52,455

Depreciation expense amounted to approximately $3,437,000, $2,095,000 and $1,700,000 in 2018, 2017 and 2016, respectively.

(6)	Deposits

Time deposits greater than or equal to $250,000 totaled approximately $245,900,000 and $123,324,000 as of December 31, 2018 and 2017, respectively.

At December 31, 2018, contractual maturities of time deposits were as follows:

Year of Maturity	Amount
2019	$296,816
2020	121,111
2021	41,883
2022	19,140
2023	15,315
Thereafter	142

Total time deposits	$494,407

As of December 31, 2018 and 2017, there were no deposit relationships that exceeded 5% of the Company’s total deposits.

At December 31, 2018, the Company had no outstanding brokered certificates of deposit. At December 31, 2017, the Company had outstanding brokered certificates of deposit of $11,748,000, with an average weighted interest rate of 1.19%.

(7)	Federal Home Loan Bank Advances and Borrowings

At December 31, 2018, the Company had advances outstanding from the FHLB as follows:

				Call or
Advance	Interest Basis	Current Rate	Maturity	Conversion Date

$2,000	Fixed	4.06%	February 1, 2019	N/A

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

At December 31, 2017, the Company had advances outstanding from the FHLB as follows:

				Call or
Advance	Interest Basis	Current Rate	Maturity	Conversion Date

$2,000	Fixed	4.06%	February 1, 2019	N/A
5,000	Fixed	3.96%	July 2, 2018	N/A
$7,000

As of December 31, 2018, the Company had outstanding unfunded standby letters of credit with the FHLB totaling $162,500,000.

The Company has pledged under blanket floating liens approximately $2,355,631,000 and $1,486,469,000 in residential first mortgage loans, home equity lines of credit, commercial real estate loans, and loans secured by multifamily real estate as security for these advances and letters and possible future advances as of December 31, 2018 and 2017, respectively. The value of the pledged collateral, using appropriate discount percentages as prescribed by the FHLB, equals or exceeds the advances and unfunded standby letters of credit outstanding. At December 31, 2018, the Company had approximately $531,922,000 in additional borrowing capacity under its arrangement with the FHLB.

The Company had available lines of credit for overnight borrowings totaling $123,600,000 at December 31, 2018.

(8)	Income Taxes

The components of income tax expense for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016

Current	$8,781	12,882	8,500
Deferred	2,962	62	257
Expense of operating loss carryforwards	1,048	896	637
Enacted rate change	-	6,231	-
Total income tax expense	$12,791	20,071	9,394

The difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016

Tax expense at statutory rate (21% for 2018 and 35% for 2017 and 2016)	$12,118	14,716	10,084
State income tax expense, net	2,115	1,059	727
Cash surrender value income	(257)	(470)	(284)
Tax-exempt interest	(167)	(288)	(295)
Noncontrolling interest	(518)	(667)	(547)
Merger-related expenses	382	242	108
Stock options	(883)	(517)	-
Enacted rate change	-	6,231	-
Other	1	(235)	(399)
Total income tax expense	$12,791	20,071	9,394

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The following table summarizes the components of deferred taxes at December 31, 2018 and 2017.

	2018	2017

Deferred income tax assets:
Allowance for loan losses	$11,136	6,991
Accrued expenses	576	396
Operating loss carryforwards and credits	6,076	4,787
Premises and equipment	-	560
Non-accrual interest income	162	66
Stock-based compensation	1,021	771
Other real estate	276	276
Deferred compensation	1,066	564
Goodwill and intangible assets	360	175
Other	451	95
Unrealized loss on investment securities available-for-sale	586	-
Total gross deferred income tax assets	21,710	14,681

Deferred income tax liabilities:
Unrealized gains on investment securities available-for-sale	-	126
Premises and equipment	1,350	-
Prepaid expenses	823	380
Core deposit intangible	4,639	1,125
Derivatives	140	234
Investment in pass-through entity	1,004	775
Other	749	-
Total gross deferred income tax liabilities	8,705	2,640
Net deferred income tax assets	$13,005	12,041

Pursuant to ASC 740-10-30-2 Income Taxes, deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted, which provides for a reduction in the corporate tax rate from a maximum tax rate of 35 percent to a flat tax rate of 21 percent effective for tax years beginning after December 31, 2017.  As a result, the Company revalued its deferred tax assets and liabilities as of December 31, 2017 and recorded the effect of this change as a component of tax expense.  The tax expense recorded related to the change in the enacted federal tax rate as of December 31, 2017 was $6,231,000.

As of December 31, 2018, the Company had net operating loss carryforwards totaling approximately $24,460,000 for federal taxes and $21,039,000 for state taxes that will begin to expire in 2028, unless previously utilized. The federal operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), but are expected to be utilized within the carryforward period. The state net operating loss carryforwards are also subject to limitation under Section 382 of the Code. These net operating losses are also expected to be utilized during the carryforward period.

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

In most cases, the Company requires collateral or other security to support financial instruments with credit risk.

	As of December 31,
	2018	2017

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$711,189	$483,952
Standby and performance letters of credit	$20,432	$10,255

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

The Company has entered into operating lease agreements for 12 branch locations, one loan production office, an operations center and two mortgage operation offices. Total rent expense for 2018, 2017 and 2016 was approximately $2,339,000, $2,060,000 and $1,323,000, respectively. Future minimum rent on operating leases as of December 31, 2018 was as follows:

Minimum
Year ending December 31,	Lease Payments
2019	$2,135
2020	1,999
2021	1,699
2022	1,572
2023	1,174
Thereafter	3,774
Total future minimum lease payments	$12,353

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

ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value on the balance sheet. As of December 31, 2018 and 2017, the approximate fair values and notional amounts of the Company’s derivative instruments, as well as their location on the consolidated balance sheet, were as follows:

	Balance Sheet		Notional
December 31, 2018	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Assets	$3	7,954
Interest rate swaps with customers	Other Assets	$152	49,753
Reciprocal interest rate swaps	Other Liabilities	$(152)	49,753
Forward commitment to sell mortgage-backed securities	Other Liabilities	$(337)	18,000
Interest rate lock commitments on residential mortgages	Other Assets	$523	22,571

	Balance Sheet		Notional
December 31, 2017	Location	Fair Value	Amount
Interest rate swaps designated as fair value hedges	Other Liabilities	$(108)	15,121
Interest rate swaps with customers	Other Assets	$192	42,832
Reciprocal interest rate swaps	Other Liabilities	$(192)	42,832
Forward commitment to sell mortgage-backed securities	Other Liabilities	$(52)	24,500
Interest rate lock commitments on residential mortgages	Other Assets	$528	30,146

During the years ended December 31, 2018, 2017 and 2016, the Company recognized a gain of approximately $8,000, $48,000 and $45,000, respectively, related to the ineffective portion of derivatives designated as fair value hedges. The gains and losses are included in other income in the consolidated statements of earnings.

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

In 2017, the Company adopted the National Commerce Corporation 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”). Upon adoption of the 2017 Equity Incentive Plan, the 2011 Equity Incentive Plan was frozen. The 2017 Equity Incentive Plan reserved 750,000 shares for future issuances under the plan and will provide a means of enhancing and encouraging the recruitment and retention of individuals on whom the success of the Company depends.

The Company did not issue any stock options during 2018, 2017 or 2016. During 2018, the Company assumed options to purchase 193,247 and 89,451 of the Company’s common stock in the acquisitions of Landmark and Premier, respectively. In the 2018 acquisition of FirstAtlantic, the Company assumed 21,898 warrants to purchase the Company’s common stock. During 2017, the Company assumed options to purchase 147,516 shares of the Company’s common stock in the acquisition of Private Bancshares. In each case, the Company assumed the applicable equity plan maintained by the acquired company at the time of the transaction.

A summary of activity related to options and warrants to purchase the Company’s common stock for the years ended December 31, 2018, 2017 and 2016 is presented below:

	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	315,622	$16.26	389,253	$16.66	479,594	$16.31
Assumed	304,596	20.08	147,516	11.83	-	-
Exercised	(286,949)	17.55	(221,147)	14.01	(90,052)	14.78
Forfeited	-	-	-	-	(289)	24.22
Outstanding, end of year	333,269	$18.64	315,622	$16.26	389,253	$16.66
Exercisable, end of year	333,269	$18.64	315,622	$16.26	389,253	$16.66

The options and warrants outstanding and exercisable at December 31, 2018 had a weighted average remaining contractual life of approximately 5.3 years. As of December 31, 2018, there was no unrecognized compensation expense, as all stock options previously granted by the Company immediately vested at the time of the grant, and the assumed options vested at the date of acquisition. The Company did not recognize any compensation expense related to stock options in 2018, 2017 or 2016.

During 2018, the Company granted performance shares under the 2017 Equity Incentive Plan to certain key employees. During 2017 and 2016, the Company granted performance share awards under the 2011 Equity Incentive Plan to certain key employees. The awards vest over four years, and the number of shares ultimately awarded may be fixed or variable, depending on the terms of the agreement with the employee to whom the award is granted. Some grants vest solely based on the passage of time, and the ultimate payout is fixed. Other awards are based on factors such as loan production and other metrics such as net income and asset quality. The Company records total compensation expense equal to the amount of shares that it expects to pay out at the end of the award period over the associated vesting period. The Company recognized $1,266,000, $1,087,000 and $826,000 in compensation expense related to performance share awards during 2018, 2017 and 2016, respectively. As of December 31, 2018, there was approximately $2,985,000 of unrecorded compensation related to the performance share awards.

In 2014, the Company adopted the National Commerce Corporation Deferral of Compensation Plan for Key Employees and Non-Employee Directors. Under the plan, non-employee directors can elect to defer their director fees in the form of the Company’s stock units. During 2018, 2017 and 2016, deferred fees under this plan totaled $831,000, $597,000 and $400,000, respectively.

Defined Contribution Plan

The Company sponsors a 401(k) savings plan under which eligible employees may choose to contribute up to 15% of their salary on a pre-tax or after-tax basis, subject to certain limits imposed by the Internal Revenue Service. Effective January 1, 2018, the Company amended the plan to include a matching employer contribution equal to 100% of the first 3% of deferral contributions plus 50% of the next 2% of deferral contributions by eligible participants. Effective January 1, 2017, the Company amended the plan to include a matching employer contribution equal to 50% of the first 6% deferred by eligible participants. Prior to this amendment, the matching employer contribution was equal to 50% of the first 3% deferred by eligible participants. During 2018, 2017 and 2016, the Company recognized matching contribution expense of approximately $1,224,000, $690,000 and $254,000, respectively.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(12)	Related Party Transactions

The Company conducts transactions with directors and executive officers, including companies in which they have a beneficial interest, in the normal course of business. It is the Company’s policy to comply with federal regulations that require loan and deposit transactions with directors and executive officers to be entered into on substantially the same terms as those prevailing at the time for comparable loans made to and deposits received from other persons. At December 31, 2018 and 2017, deposits from directors, executive officers and their related interests aggregated approximately $32,872,000 and $37,983,000, respectively. These deposits were taken in the normal course of business at market interest rates. The following is a summary of activity for related party loans for 2018:

Balance at December 31, 2017	$14,504
New loans	7,130
Repayments	(4,449)
Changes in related parties	(1,494)

Balance at December 31, 2018	$15,691

(13)	Shareholders’ Equity

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

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under the regulatory framework for capital adequacy and prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In July 2013, the Federal Reserve and the OCC issued final rules implementing the Basel III regulatory capital framework, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules took effect for the Company and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules. The rules revise the minimum capital requirements and adjust the prompt corrective action thresholds applicable to financial institutions under the agencies’ jurisdiction. The rules revise the regulatory capital elements, add a new common equity Tier 1 capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and the Bank have made the election to retain the existing treatment for accumulated other comprehensive income.

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

As of December 31, 2018 and 2017, the Bank was well-capitalized under the regulatory framework for prompt corrective action. Under the current regulatory guidelines, banks must meet minimum capital adequacy levels based on both total assets and risk-adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, and a minimum ratio of Tier 1 capital to average assets (leverage ratio) of 4%. Adherence to these guidelines has not had an adverse impact on the Bank. As of January 1, 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes and is subject to a three-year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than 2.5% (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The ratios for the Company and Bank are currently sufficient to satisfy the fully phased-in conservation buffer.

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

The actual year-end capital amounts (in thousands) and ratios of the Company and Bank are presented in the table below.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
NCC	$479,002	14.82%	$258,621	8.00%	N/A	N/A
NBC	$456,718	14.13%	$258,528	8.00%	$323,159	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$423,415	13.10%	$193,966	6.00%	N/A	N/A
NBC	$438,366	13.57%	$193,896	6.00%	$258,528	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$423,415	13.10%	$145,474	4.50%	N/A	N/A
NBC	$438,366	13.57%	$145,422	4.50%	$210,054	6.50%
Tier 1 Capital (to Average Assets)
NCC	$423,415	10.87%	$155,877	4.00%	N/A	N/A
NBC	$438,366	11.26%	$155,690	4.00%	$194,613	5.00%
As of December 31, 2017
Total Capital (to Risk-Weighted Assets)
NCC	$311,225	14.37%	$173,301	8.00%	N/A	N/A
NBC	$273,012	12.61%	$173,243	8.00%	$220,680	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
NCC	$271,687	12.54%	$129,975	6.00%	N/A	N/A
NBC	$258,027	11.92%	$129,932	6.00%	$176,543	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)
NCC	$271,687	12.54%	$97,482	4.50%	N/A	N/A
NBC	$258,027	11.92%	$97,449	4.50%	$143,442	6.50%
Tier 1 Capital (to Average Assets)
NCC	$271,687	10.89%	$99,786	4.00%	N/A	N/A
NBC	$258,027	10.36%	$99,630	4.00%	$124,538	5.00%

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(15)	Fair Value Measurements and Disclosures

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

Investment Securities

Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurements are based on quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques, such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors, including credit assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange or Nasdaq, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government-sponsored enterprises, municipal bonds and other asset-backed securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

The fair value of securities held-to-maturity is estimated using the same measurement techniques as securities available-for-sale.

Other Investments

For disclosure purposes, the carrying amount of other investments approximates their fair value.

Loans

The Company does not record loans at fair value on a recurring basis.  However, if a loan is considered impaired, then an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment using one of three methods, based on collateral value, market value of similar debt or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2018 and 2017, impaired loans were evaluated based on the fair value of the collateral.  Impaired loans for which an allowance is established based on the fair value of collateral, or loans that are charged down according to the fair value of collateral, require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as nonrecurring Level 2.  When the fair value is based on an appraised value, the Company records the impaired loan as nonrecurring Level 3.

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

Other Real Estate

Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate.  Subsequently, other real estate assets are carried at the net realizable value.  This value is based on independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price, the Company records the other real estate as nonrecurring Level 2.  When fair value is based on an appraised value or management’s estimate of value, the Company records the other real estate or repossessed asset as nonrecurring Level 3.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company or the counterparty. However, as of December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and made using variable rates, the carrying value and estimated fair value associated with these instruments are immaterial.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017.

December 31, 2018	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	2,780	-	2,780
Residential mortgage-backed securities	-	139,958	-	139,958
Other commercial mortgage-backed securities	-	3,830	-	3,830
Municipal securities	-	2,423	-	2,423
Other asset-backed securities	-	38,525	-	38,525
Total investment securities available-for-sale	$-	187,516	-	187,516
Mortgage loans held-for-sale	$-	15,031	-	15,031
Derivative assets	$-	678	-	678
Derivative liabilities	$-	489	-	489

December 31, 2017	Level 1	Level 2	Level 3	Total
U.S. government agency obligations	$-	3,264	-	3,264
Residential mortgage-backed securities	-	39,244	-	39,244
Other commercial mortgage-backed securities	-	3,924	-	3,924
Municipal securities	-	3,265	-	3,265
Other asset-backed securities	-	36,137	-	36,137
Total investment securities available-for-sale	-	85,834	-	85,834
Mortgage loans held-for-sale	$-	29,191	-	29,191
Derivative assets	$-	720	-	720
Derivative liabilities	$-	352	-	352

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2018 and 2017.

December 31, 2018	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	974	974
Non-accrual loans	-	-	10,419	10,419

December 31, 2017	Level 1	Level 2	Level 3	Total
Other real estate	$-	-	1,094	1,094
Non-accrual loans	-	-	2,698	2,698

The inputs used to determine the fair value of other real estate include market conditions, estimated holding period, underlying collateral characteristics and discount rates. The inputs used to determine the fair value of impaired loans include market conditions, loan term, estimated holding period, underlying collateral characteristics and discount rates.

For the years ended December 31, 2018 and 2017, there was no change in the methods and significant inputs used to estimate fair value.

The following table shows the significant unobservable inputs used in the fair value measurement of Level 3 assets.

December 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts			Weighted Average Discounts
Other real estate	$974	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	57%	-	58%	57%
Non-accrual loans	10,419	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	18%

December 31, 2017
Other real estate	$1,094	Third party appraisals, sales contracts, broker price opinions	Collateral discounts and estimated costs to sell	9%	-	57%	48%
Non-accrual loans	2,698	Third party appraisals and discounted cash flows	Collateral discounts and discount rates	0%	-	100%	33%

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017 were as follows:

	Carrying	Estimated Fair Value
December 31, 2018	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$217,130	217,130	-	-
Investment securities held-to-maturity	25,045	-	24,821	-
Investment securities available-for-sale	187,516	-	187,516	-
Other investments	16,946	-	16,946	-
Loans, net	3,299,789	-	3,296,334	10,419
Mortgage loans held-for-sale	15,031	-	15,031	-
Bank-owned life insurance	55,114	-	55,114	-
Derivative assets	678	-	678	-

Liabilities:
Deposits	3,432,289	-	3,211,374	-
Federal Home Loan Bank advances and other borrowings	20,851	-	20,855	-
Subordinated debt	37,235	-	36,359	-
Derivative liabilities	489	-	489	-

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

	Carrying	Estimated Fair Value
December 31, 2017	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$235,288	235,288	-	-
Investment securities held-to-maturity	25,562	-	25,932	-
Investment securities available-for-sale	85,834	-	85,834	-
Other investments	11,350	-	11,350	-
Loans, net	2,123,073	-	2,117,065	2,698
Mortgage loans held-for-sale	29,191	-	29,191	-
Bank-owned life insurance	31,584	-	31,584	-
Derivative assets	720	-	720	-

Liabilities:
Deposits	2,285,831	-	2,156,600	-
Federal Home Loan Bank advances	7,000	-	7,089	-
Subordinated debt	24,553	-	23,709	-
Derivative liabilities	352	-	352	-

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

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(16)	National Commerce Corporation (Parent Company Only) Financial Information

Balance Sheets

	As of December 31,
	2018	2017
Assets
Cash and due from banks	$14,612	33,355
Investment in subsidiaries	713,828	387,830
Other assets	6,118	3,554
Total assets	$734,558	424,739

Liabilities and Shareholders' Equity
Other liabilities	$265	228
Subordinated debt	37,235	24,553
Total liabilities	37,500	24,781

Commitments and contingencies

Shareholders' equity:
Common stock	208	148
Additional paid-in capital	604,965	347,999
Retained earnings	86,433	43,989
Accumulated other comprehensive (loss) income	(2,203)	474
Total shareholders' equity attributable to National Commerce Corporation	689,403	392,610
Noncontrolling interest	7,655	7,348
Total shareholders' equity	697,058	399,958
Total liabilities and shareholders' equity	$734,558	424,739

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Statements of Earnings

	For the Years Ended December 31,
	2018	2017	2016
Dividend from subsidiaries	$900	850	-
Other expense	4,746	2,907	1,314
Interest expense	1,921	1,553	960
Total expenses	6,667	4,460	2,274
Loss before equity in undistributed earnings of subsidiaries	(5,767)	(3,610)	(2,274)
Equity in undistributed earnings of subsidiaries	45,966	22,259	19,351
Income tax benefit	2,245	1,419	776
Net earnings	$42,444	20,068	17,853

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$42,444	20,068	17,853
Adjustments to reconcile net earnings to net cash used by operating activities:
Equity in earnings of subsidiaries	(45,966)	(22,259)	(19,351)
Deferred income tax expense (benefit)	(334)	451	(75)
Share-based expense	488	333	224
Change in other assets	1,536	(231)	(393)
Change in other liabilities	(2,216)	(897)	351
Net cash used by operating activities	(4,048)	(2,535)	(1,391)

Cash flows from investing activities:
Capital injection in subsidiaries	-	(26,000)	(5,000)
Cash paid in acquisition (including offering expenses)	(16,855)	(5,974)	-
Net cash used by investing activities	(16,855)	(31,974)	(5,000)

Cash flows from financing activities:
Proceeds from stock offerings	-	38,806	-
Stock offering expenses	-	(103)	-
Issuance of subordinated debt	-	-	25,000
Debt offering expenses	-	-	(533)
Proceeds from exercise of stock options and warrants	2,160	2,813	1,263
Net cash provided by financing activities	2,160	41,516	25,730
Net change in cash	(18,743)	7,007	19,339
Cash at beginning of year	33,355	26,348	7,009
Cash at end of year	$14,612	33,355	26,348

NATIONAL COMMERCE CORPORATION

Notes to Consolidated Financial Statements, continued

(amounts in tables in thousands, except share and per share data)

(17)	Segment Reporting

The Company’s three reportable segments represent distinct product lines and are viewed separately for strategic planning purposes and internal reporting. The following table is a reconciliation of the reportable segment revenues, expenses and profit to the Company’s consolidated totals.

	Retail and
	Commercial	Mortgage	Receivables	Elimination
	Banking	Division (1)	Factoring	Entries (2)	Total
For the Twelve Months Ended December 31, 2018
Interest income	$156,939	834	19,194	(5,309)	171,658
Interest expense	20,962	475	5,309	(5,309)	21,437
Net interest income	135,977	359	13,885	-	150,221
Provision for loan and lease losses	4,379	-	344	-	4,723
Noninterest income	7,495	11,727	59	-	19,281
Noninterest expense	87,301	11,726	8,048	-	107,075
Net earnings before tax and noncontrolling interest	51,792	360	5,552	-	57,704
Income tax expense	11,895	94	802	-	12,791
Noncontrolling interest	-	-	(2,469)	-	(2,469)
Net earnings attributable to National Commerce Corporation	$39,897	266	2,281	-	42,444

Total assets as of December 31, 2018	$3,933,351	15,031	146,697	110,409	4,205,488

For the Twelve Months Ended December 31, 2017
Interest income	$97,471	679	15,126	(3,485)	109,791
Interest expense	10,056	311	3,485	(3,485)	10,367
Net interest income	87,415	368	11,641	-	99,424
Provision for loan and lease losses	2,799	-	1,095	-	3,894
Noninterest income	6,177	13,386	148	-	19,711
Noninterest expense	52,930	13,798	6,467	-	73,195
Net earnings before tax and noncontrolling interest	37,863	(44)	4,227	-	42,046
Income tax expense	19,206	(17)	882	-	20,071
Noncontrolling interest	-	-	(1,907)	-	(1,907)
Net earnings attributable to National Commerce Corporation	$18,657	(27)	1,438	-	20,068

Total assets as of December 31, 2017	$2,673,020	29,191	139,130	(103,665)	2,737,676

For the Twelve Months Ended December 31, 2016
Interest income	$64,256	489	11,762	(1,944)	74,563
Interest expense	7,181	200	1,944	(1,944)	7,381
Net interest income	57,075	289	9,818	-	67,182
Provision for loan and lease losses	2,325	-	923	-	3,248
Noninterest income	5,848	8,039	69	-	13,956
Noninterest expense	37,280	6,604	5,195	-	49,079
Net earnings before tax and noncontrolling interest	23,318	1,724	3,769	-	28,811
Income tax expense	7,901	655	838	-	9,394
Noncontrolling interest	-	-	(1,564)	-	(1,564)
Net earnings attributable to National Commerce Corporation	$15,417	1,069	1,367	-	17,853

Total assets as of December 31, 2016	$1,903,602	15,373	105,812	(74,003)	1,950,784

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

Goodwill

During 2018, the Company recorded initial goodwill of $51,347,000, $56,486,000 and $28,549,000 associated with the acquisitions of FirstAtlantic, Landmark and Premier, respectively. During 2017, the Company recorded initial goodwill of $47,901,000 and $14,722,000 associated with the acquisitions of Private Bancshares and Patriot Bank, respectively.

Changes to the carrying amount of goodwill during 2018 and 2017 are provided in the following table.

Balance, December 31, 2016	$50,771
Acquisition of Private Bancshares, Inc.	47,901
Acquisition of Patriot Bank	14,722
Balance, December 31, 2017	$113,394
Adjustments to goodwill	36
Acquisition of FirstAtlantic Financial Holdings, Inc.	51,347
Acquisition of Premier Community Bank of Florida	28,549
Acquisition of Landmark Bancshares, Inc.	56,486
Balance, December 31, 2018	$249,812

The adjustments to goodwill during 2018 resulted from the recognition of liabilities that existed as of the date on which the Company acquired Patriot but were not recorded. The adjustments were made following the Company’s review of additional information that existed at the time of acquisition that affected the recorded fair value of certain assets and liabilities. Net of deferred taxes, the adjustment resulted in a $36,000 increase to the amount of goodwill initially recorded in the Company’s acquisition of Patriot.

These adjustments to goodwill had no impact on net earnings or shareholders’ equity of the Company during 2018.

Intangible Assets

During 2018, in addition to the goodwill recorded for FirstAtlantic, Landmark and Premier, the Company recorded core deposit intangible assets of $6,251,000, $8,414,000 and $3,500,000, respectively. During 2017, in addition to the goodwill recorded for Private Bancshares and Patriot Bank, the Company recorded core deposit intangible assets of $2,979,000 and $899,000, respectively. The core deposit intangible asset for each acquisition will be amortized using an accelerated method over seven years. The aggregate amount of amortization expense for intangible assets during 2018, 2017 and 2016 was $4,249,000, $1,455,000 and $756,000, respectively.

A summary of core deposit intangible assets as of December 31, 2018 and 2017 is set forth below.

	December 31, 2018	December 31, 2017
Gross carrying amount	$25,359	7,193
Less: accumulated amortization	(6,987)	(2,738)
Net carrying amount	$18,372	4,455

The estimated amortization expense for each of the next five years is as follows:

2019	$5,245
2020	4,340
2021	3,416
2022	2,528
2023	1,695
Thereafter	1,148
Total amortization expense	$18,372

(19)	Subordinated Debt

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

The Company assumed $13.0 million of unsecured 6.5% Fixed-to-Floating Rate Subordinated Notes due June 30, 2027 (the “Landmark Notes’) in the Landmark acquisition. The Landmark Notes bear interest at a fixed rate of 6.5% per year, to, but excluding, June 30, 2022. On June 30, 2022, the Landmark Notes convert to a floating rate equal to three-month LIBOR plus 467 basis points.

Selected Quarterly Financial Data (Unaudited)

Statement of Income Data

	2018 Quarter Ended
(Dollars in thousands, except per share information)	December 31,	September 30,	June 30,	March 31,
Interest income	$51,430	46,195	37,713	36,320
Interest expense	7,533	6,174	4,310	3,420
Net interest income	43,897	40,021	33,403	32,900
Provision for loan losses	1,548	1,001	856	1,318
Gain on sale of securities	-	-	2	191
Other noninterest income	5,130	4,768	4,673	4,517
Other noninterest expense (1)	33,385	27,096	22,619	23,975
Income before income taxes	14,094	16,692	14,603	12,315
Income tax expense	2,672	4,040	3,303	2,776
Net income before minority interest	11,422	12,652	11,300	9,539
Net income attributable to minority interest	721	676	616	456
Net income to common shareholders	10,701	11,976	10,684	9,083
Net earnings per share	$0.52	0.60	0.62	0.53
Diluted net earnings per share	0.51	0.59	0.61	0.52

(1) Includes merger/conversion-related expenses of $2.8 million, $897 thousand, $542 thousand, and $2.3 million for the quarters ended December 31, September 30, June 30, and March 31, 2018, respectively.

Statement of Income Data

	2017 Quarter Ended
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

(2) The quarter ended December 31, 2017 includes $6.2 million of expense related to the deferred tax write-down related to the 2017 Tax Cuts and Jobs Act.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company that is required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The current executive officers and directors of the Company are as follows:

Name	Age	Position(s) with the Company
Robert B. Aland	56	Executive Vice President and Chief Administrative Officer
John R. Bragg	57	Executive Vice President – Bank Operations
M. Davis Goodson, Jr.	47	Executive Vice President, Senior Lender and Chief Credit Officer of the Bank
William R. Ireland, Jr.	61	Executive Vice President – Chief Risk Management Officer
John H. Holcomb, III	67	Chairman of the Executive Committee of the Board of the Company and Vice Chairman of the Board
Richard Murray, IV	56	Chairman of the Board and Chief Executive Officer
William E. Matthews, V	54	President and Chief Financial Officer and Director
James R. (“Skip”) Thompson, III	59	President and Chief Executive Officer of Corporate Billing
Joel S. Arogeti	62	Director
Bobby A. Bradley	69	Director
Thomas H. Coley	75	Director
Mark L. Drew	57	Director
Brian C. Hamilton	39	Director
R. Holman Head	62	Director
C. Phillip McWane	61	Director
G. Ruffner Page, Jr.	59	Director
Stephen A. Sevigny, M.D.	50	Director
William D. Smith, Jr.	60	Director
W. Stancil Starnes	70	Director
Temple W. Tutwiler, III	65	Director
Russell H. Vandevelde, IV	52	Director

Mr. Aland has served as Executive Vice President and Chief Administrative Officer of the Company and the Bank since September 2018. Prior to that, he served as Market President of Private Bank of Buckhead from July 2017 to September 2018 and as Birmingham Market President of the Bank from October 2010 until June 2017. Mr. Aland previously served as Birmingham Market President of RBC Bank (USA) from February 2008 until June 2009, and as Birmingham Market President of First American Bank, Alabama National Bancorporation’s largest subsidiary bank, from 2005 until February 2008. Mr. Aland has been a banker for approximately 27 years.

Mr. Bragg has served as Executive Vice President – Bank Operations of the Company and the Bank since October 2010. Mr. Bragg previously served as Senior Vice President of National Bank of Commerce beginning in 1992 and then as Executive Vice President of Alabama National Bancorporation until it was acquired in 2008. Mr. Bragg served as Senior Vice President – Bank Operations of RBC Bank (USA) from February 2008 until June 2009.

Mr. Goodson has served as Executive Vice President, Senior Lender and Chief Credit Officer of the Bank since December 2017. Mr. Goodson previously served as Executive Vice President and Senior Lender of the Bank from May 2011 until December 2017 and as Senior Vice President and Senior Lender of the Bank from October 2010 until April 2011. Mr. Goodson served in various commercial loan officer and commercial banking manager positions beginning in May 1994, including as Commercial Banking Manager of RBC Bank (USA) from July 2006 until June 2009.

Mr. Ireland has served as Executive Vice President – Chief Risk Management Officer of the Company and the Bank since October 2010. Mr. Ireland previously served as Director of Credit Review of RBC Bank (USA) from July 2008 until February 2010 and as Director, Risk Management and Strategic Initiatives of RBC Bank (USA) from February 2008 until July 2008. Mr. Ireland served as Executive Vice President, Chief Risk Management Officer, of Alabama National Bancorporation from 2004 until it was acquired in 2008.

Mr. Holcomb has served as the Chairman of the Executive Committee of the Board of the Company and as Vice Chairman of the Board of the Company and the Bank since August 2018. He previously served as Executive Chairman of the Board of the Company and the Bank from May 2017 to August 2018, as Chief Executive Officer of the Company and as Chairman of the Board of the Company and the Bank from October 2010 to May 2017, and also as Chief Executive Officer of the Bank from October 2010 until June 2012. Mr. Holcomb has served as a director of the Company and the Bank since 2010.

Mr. Matthews has served as President and Chief Financial Officer of the Company and the Bank since August 2018. From June 2012 to August 2018, Mr. Matthews served as Vice Chairman of the Board and as Chief Financial Officer of the Company and the Bank. He previously served as the Executive Vice President of the Company and the Bank from November 2011 until June 2012. Mr. Matthews has served as a director of the Company and the Bank since 2010.

Mr. Murray has served as the Chairman of the Board and Chief Executive Officer of the Company and the Bank since August 2018. From May 2017 to August 2018, Mr. Murray served as President and Chief Executive Officer of the Company and the Bank. He previously served as the President and Chief Operating Officer of the Company from October 2010 until May 2017 and of the Bank from October 2010 until June 2012. Mr. Murray has served as a director of the Company and the Bank since 2010.

Mr. Thompson has served as President and Chief Executive Officer of Corporate Billing since 2009. Mr. Thompson previously served as Chief Executive Officer of First American Bank, Alabama National Bancorporation’s largest subsidiary bank, from 1999 until 2008.

Certain of these executive officers also serve as executive officers and/or directors of various of the Company’s subsidiaries. None of the executive officers are related to any director of the Company or to any other executive officer.

Qualification of Directors

Our certificate of incorporation and bylaws provide that our Board will consist of up to 20 directors, with the precise number of directors being determined by our Board from time to time. We currently have 16 directors. Our directors are elected for a one-year term and hold office until their successors are duly elected and qualified, or until their earlier death, resignation or removal. Except for the relationship between Mr. Head and Mr. Page as brothers-in-law, there are no family relationships between our directors and executive officers.

In general, none of our current directors were selected pursuant to any arrangement or understanding, other than with our directors and executive officers acting within their capacities as such, except that, under the terms of the Company’s acquisition agreements with Reunion, Private Bancshares and FirstAtlantic, we agreed to nominate Dr. Sevigny (a former Reunion director), Mr. Arogeti (a former Private Bancshares director) and Mr. Coley (a former FirstAtlantic director) for election at the first two annual meetings of stockholders following the effective dates of the respective mergers (October 31, 2015 for Reunion, January 1, 2017 for Private Bancshares and January 1, 2018 for FirstAtlantic), subject to certain disqualification events.

None of our directors or executive officers serve as a director of any company that has a class of securities registered under, or that is subject to the periodic reporting requirements of, the Exchange Act, or any investment company registered under the Investment Company Act of 1940, other than Mr. Starnes, who serves as Chairman and Chief Executive Officer of ProAssurance Corporation, which has a class of securities registered under, and is subject to the periodic reporting requirements of, the Exchange Act. None of our directors or executive officers has been involved in any legal proceedings during the past 10 years that are material to an evaluation of the ability or integrity of such person. In addition, none of our directors, executive officers or 5% stockholders or any associate of any of the foregoing has been involved in any legal proceedings in which such person has or had a material interest adverse to the Company or any of our subsidiaries. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of the Company.

Set forth below are the biographies of each of our directors, including their names, ages, offices in the Company, if any, principal occupations or employment for at least the past five years, the length of their tenure as directors, and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion that each person listed below should serve as a director is set forth below.

John H. Holcomb, III has served on our Board since 2010. Mr. Holcomb has served as Chairman of the Executive Committee of the Board of the Company and as Vice Chairman of the Board of the Company and the Bank since August 2018.  He previously served as Executive Chairman of our Board from May 2017 to August 2018 and as Chief Executive Officer of the Company and as Chairman of our Board and of the board of directors of the Bank from October 2010 to May 2017. From October 2010 until June 2012, Mr. Holcomb also served as Chief Executive Officer of the Bank. Mr. Holcomb previously served as Chairman of the board of directors and Chief Executive Officer of Alabama National Bancorporation from 1996 until it was acquired in 2008, and then as Vice Chairman of RBC Bank (USA) until June 2009. Our Board believes that Mr. Holcomb’s extensive commercial banking experience focused on the markets in which we currently operate and his service in senior executive positions with us since 2010 provide him with extensive knowledge of our operations and allow him to contribute critical insights to our Board.

Richard Murray, IV has served on our Board since 2010. Mr. Murray has served as Chairman of the Board and Chief Executive Officer of the Company and the Bank since August 2018. He previously served as our President and Chief Executive Officer from May 2017 to August 2018, as President and Chief Executive Officer of the Bank since June 2012 and as President and Chief Operating Officer of the Company from October 2010 until May 2017 and of the Bank from October 2010 until June 2012. Mr. Murray served as President and Chief Operating Officer of Alabama National Bancorporation from 2000 until it was acquired in 2008, and then as Regional President (Alabama and Florida) of RBC Bank (USA) from February 2008 until July 2009. Our Board believes that Mr. Murray’s substantial experience in commercial banking in the markets in which we currently operate and his service in senior executive positions with us since 2010 provide him with extensive knowledge of our operations and allow him to contribute valuable insight and experience to our Board.

William E. Matthews, V has served on our Board since 2010. Mr. Matthews has served as President and Chief Financial Officer of the Company and the Bank since August 2018. He previously served as Vice Chairman of our Board and of the board of directors of the Bank from June 2012 until August 2018 and as the Company’s and the Bank’s Chief Financial Officer since November 2011. He served as Executive Vice President of the Company and the Bank from November 2011 until June 2012. Mr. Matthews previously served as Executive Vice President and Chief Financial Officer of Alabama National Bancorporation from 1998 until it was acquired in 2008, and then as Chief Financial Officer of RBC Bank (USA) until March 2009. From March 2009 until October 2011, Mr. Matthews was a partner at New Capital Partners, a private equity firm based in Birmingham, Alabama. Our Board believes that Mr. Matthews’ longtime involvement in the banking and finance industries and extensive experience as a chief financial officer of various banks contributes valuable experience to our Board.

Joel S. Arogeti has served on our Board since January 2017. Mr. Arogeti is an attorney with more than 35 years of experience in the practice of business and estate planning law, and he has prior experience practicing as a staff attorney with the Securities and Exchange Commission. He is a shareholder in the Atlanta law firm of Kitchens Kelley Gaynes, P.C., where he serves as its Chief Executive Officer and President. He served on the board of directors of Private Bancshares, Inc. (“Private Bancshares”), including as chair of the audit committee thereof, before joining our Board in connection with our acquisition of Private Bancshares. He is a member of the State Bar of Georgia, Atlanta Bar Association, American Bar Association and Atlanta Estate Planning Council. Our Board believes that Mr. Arogeti’s extensive contacts in the Atlanta community, as well as his widely recognized leadership strengths, skills and professional experience, give him a wide range of knowledge on topics important to our business and operations and allow him to contribute important insight to our Board.

Bobby A. Bradley has served on our Board since 2010. Ms. Bradley currently serves as Managing Partner of Lewis Properties, LLC, a real estate investment company, Managing Partner of Anderson Investments, LLC, a technology business investment company, and Managing Partner of Genesis II, a family business designed to support various philanthropic and investment efforts. Ms. Bradley previously served as Chief Executive Officer of Computer Systems Technology, Inc. from 1989 until 2003, and then as Group Manager of Science Applications International Corporation (SAIC) until 2004. Ms. Bradley also served on the board of directors of Alabama National Bancorporation from 2005 until it was acquired in 2008. Our Board believes that Ms. Bradley’s skills and professional experience in a variety of operational and leadership roles give her a wide range of knowledge on topics important to our business and operations and allow her to contribute important insight to our Board.

Thomas H. Coley has served on our Board since January 2018. Mr. Coley is the former Vice Chairman of SouthTrust Corporation. In this capacity, he was responsible for the company’s finance, risk management, legal, asset and liability management and investor relations functions. Prior to assuming his holding company duties, Mr. Coley was responsible for SouthTrust Bank’s general banking operations in its nine-state market. Mr. Coley served as a director of FirstAtlantic Financial Holdings, Inc. (“FirstAtlantic”) including as Chairman of the Board, Chairman of the Executive Committee and as a member of the Compensation and Loan Committees, before joining our Board in connection with our acquisition of FirstAtlantic. Our Board believes that Mr. Coley’s extensive banking career, as well as his widely recognized leadership strengths, skills and professional experience, give him a wide range of knowledge on topics important to the Company’s business and operations and allow him to contribute important insight to our Board.

Mark L. Drew has served on our Board since January 2017. Mr. Drew has served as Executive Vice President and General Counsel of Protective Life Corporation (“Protective Life”), a $79 billion asset subsidiary of Dai-ichi Life Holdings, Inc., since August 2016. Prior to his employment with Protective Life, Mr. Drew was the Managing Shareholder of Maynard, Cooper & Gale, P.C., a full-service law firm in Birmingham, Alabama. As a corporate lawyer, Mr. Drew served as counsel to private and public companies, including banking, insurance and other financial institutions, at both the board and transactional level. Our Board believes that Mr. Drew’s extensive contacts in the Birmingham community, as well as his widely recognized leadership strengths, skills and professional experience, give him a wide range of knowledge on topics important to our business and operations and allow him to contribute important insight to our Board.

Brian C. Hamilton has served on our Board since 2018. Mr. Hamilton has served as President and Chief Executive Officer of Trillion Communications Corp., a supplier of telecommunication infrastructure products and services to the connectivity industry, since 2013, and served as President and Chief Operating Officer from 2011 through 2013. Mr. Hamilton previously served as Managing Director and Chief Executive Officer of A.G. Gaston Engineering, a construction and management services firm headquartered in Birmingham, Alabama. The Board believes that Mr. Hamilton’s leadership experience and business acumen developed as an executive of multiple companies in industries served by the Company provides valuable insight to the Board.

R. Holman Head has served on our Board since 2013. Mr. Head currently serves as President and Chief Operating Officer of O’Neal Industries, the largest family-owned group of metals service centers in the United States. In this role, Mr. Head, among other duties, serves on the audit committee of O’Neal Industries and oversees the financial reporting function of the company, including the principal financial officer thereof. Mr. Head has been employed by O’Neal Industries in various positions since 1980. Mr. Head is also a partner and officer of Sigma Investments, a private investment company. Mr. Head’s extensive experience as a senior executive officer of a corporation adds valuable expertise and insight to our Board.

C. Phillip McWane has served on our Board since 2010. Mr. McWane has served as Chairman of McWane, Inc., a company involved in the manufacture of pipes, valves, water fittings, fire extinguishers and propane tanks and in various technology industries, since 1999. Mr. McWane has been employed by McWane, Inc. in various positions since 1980. Mr. McWane also served on the board of directors of Alabama National Bancorporation from 1995 until it was acquired in 2008. Mr. McWane’s more than 18 years of experience as a senior executive of a corporation adds valuable expertise and insight to our Board.

G. Ruffner Page, Jr. has served on our Board since 2010 and currently serves as its lead independent director. Mr. Page has served as President of McWane, Inc., a company involved in the manufacture of pipes, valves, water fittings, fire extinguishers and propane tanks and in various technology industries, since 1999. Mr. Page previously served as Executive Vice President of National Bank of Commerce, a subsidiary of Alabama National Bancorporation, from 1989 until 1994, after which time he accepted employment at McWane, Inc. Mr. Page also served on the board of directors of Alabama National Bancorporation from 1995 until it was acquired in 2008. Mr. Page’s experience as a senior banking executive and as a senior executive of McWane, Inc. gives him a wide range of knowledge on topics important to the banking business and allows him to contribute valuable insight to our Board.

Stephen A. Sevigny, M.D. has served on our Board since 2015. Dr. Sevigny has more than 18 years of experience as a practicing physician and is currently a partner at Radiology Associates of Daytona Beach, Florida. He is also an officer and owner of several real estate investment ventures. Dr. Sevigny served as a member of the board of directors of Reunion Bank of Florida (“Reunion”) from April 2012 until we acquired Reunion in October 2015, after which time he joined our Board. Our Board believes that Dr. Sevigny’s experience as an active real estate investor and as a director of Reunion give him unique insight into the business climate in east central Florida and allow him to bring a valuable perspective to our Board.

William D. Smith, Jr. has served on our Board since 2018. Mr. Smith currently serves as President of Little & Smith, Inc., an independent insurance agency located in Marietta, Georgia. Mr. Smith is a member of Independent Insurance Agents of Georgia and serves on the industry’s Advisory Council with several insurance companies. He is also active in a number of charitable and civic organizations in the Atlanta, Georgia metro area. Our Board believes that Mr. Smith’s extensive relationships in the Atlanta business community, as well as his experience operating a closely held business and serving on the Landmark board of directors, give him a wide range of knowledge on topics important to our business and operations, particularly in the Atlanta area, and will allow him to contribute important insight to our Board.

W. Stancil Starnes has served on our Board since 2010. Mr. Starnes currently serves as Chairman of the board of directors and as Chief Executive Officer of ProAssurance Corporation, a public holding company for property and casualty insurance companies focused on professional liability insurance. Mr. Starnes practiced law at the law firm of Starnes & Atchison LLP in Birmingham, Alabama from 1975 until October 2006, most recently serving as the senior and managing partner. Mr. Starnes then served as President of Corporate Planning and Administration for Brasfield & Gorrie, Inc., a commercial construction firm based in Birmingham, Alabama, until May 2007, when he joined ProAssurance Corporation. Mr. Starnes currently serves as a member of the Board of Trustees of the University of Alabama System, a position he has held since April 2017. He also served on the board of directors of Alabama National Bancorporation from 1995 until it was acquired in 2008. Our Board believes that Mr. Starnes has gained valuable insight into the operation and governance of companies through his more than 30 years of legal experience and his management experience with various companies, including public companies, which allows him to contribute valuable experience and insight to our Board.

Temple W. Tutwiler, III has served on our Board since 2013. Mr. Tutwiler serves as President of Shades Creek Real-Estate & Investment Co., as a general partner in Tutwiler Properties, Ltd. and as an officer of or partner in several other family-controlled entities. Mr. Tutwiler has more than 30 years of experience managing and developing real estate in central Alabama and managing stock and bond portfolios. Mr. Tutwiler also served on the board of directors of First American Bank, Alabama National Bancorporation’s largest subsidiary bank, from 1995 until 2008. Our Board believes that Mr. Tutwiler’s skills and professional experience in a variety of operational and leadership roles in the real estate and banking industries give him a wide range of knowledge on topics important to our business and operations, allowing him to contribute valuable experience and insight to our Board.

Russell H. Vandevelde, IV has served on our Board since 2006 (when the Company was known as Americus Financial Services, Inc.) and has served as a director of the Bank since 2004. Mr. Vandevelde currently serves as Chief Executive Officer and is a founding member of Executive Benefits Specialists, LLC, a company specializing in the design, implementation and administration of benefit plans, with a specialization in financial institutions. Mr. Vandevelde served as Chairman of our Board from approximately May 2009 until October 2010. Our Board believes that Mr. Vandevelde’s over 20 years as a consultant to financial institutions, as well as his experience as a director on our Board, add valuable expertise and insight to our Board.

Committees

The Board has established five standing committees to assist it in carrying out its responsibilities: the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, the Risk Committee and the Executive Committee. The Audit and Compensation Committees were established on July 17, 2014, the Nominating and Corporate Governance Committee on October 16, 2014, the Risk Committee on May 24, 2016 (as a joint committee with the risk committee of the Bank) and the Executive Committee on December 20, 2011. Except for the Executive Committee, whose scope of authority is prescribed in the resolutions pursuant to which it was created, each of the committees operates under its own written charter adopted by the Board. The respective committee charters may be accessed under the “Learn More – Investor Relations” tab on our website at https://www.nationalbankofcommerce.com and proceeding to the “Corporate Information” section under “Governance Documents.” In addition, special committees may be established under the direction of our Board when necessary to address specific issues.

Audit Committee

The Board has established a standing Audit Committee for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company. The Audit Committee is responsible for, among other things, the selection, engagement, retention, and compensation of our independent accountants, and the resolution of any disagreements with our independent accountants; the selection, engagement, retention and compensation of our internal auditing firm; reviewing the audit plan of our independent accountants, the scope and results of their audit engagement and the accompanying management letter, if any; reviewing the scope and results of our internal auditing; consulting with the independent accountants and management with regard to our accounting methods and principles and the adequacy of our internal financial controls; preparing any reports required of an audit committee under the rules of the SEC; reviewing major issues regarding financial statement presentations; reviewing and approving related party transactions; pre-approving all audit and permissible non-audit services provided by the independent accountants; reviewing the independence of our independent accountants; and reviewing the range of the independent accountants’ audit and non-audit fees.

The current members of our Audit Committee are Temple W. Tutwiler, III (Chairman), Bobby A. Bradley, Thomas H. Coley, Mark L. Drew, Brian C. Hamilton, R. Holman Head, and Stephen A. Sevigny, M.D. Our Board has determined that (i) each member of our Audit Committee is an “independent director,” as defined in Nasdaq Marketplace Rule 5605(a)(2), (ii) each member of our Audit Committee satisfies the heightened independence standards of Nasdaq Marketplace Rule 5605(c)(2)(A)(ii) and SEC Rule 10A-3, (iii) each member of our Audit Committee is financially literate under the rules and regulations of Nasdaq and the SEC, and (iv) Mr. Head meets the criteria specified under applicable SEC regulations for an “audit committee financial expert,” as defined in the SEC rules, and satisfies the financial sophistication requirements of Nasdaq.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for, among other duties as may be directed by our Board, determining the qualifications, qualities, skills and other expertise required to be a director; developing and recommending to our Board criteria to be considered in selecting nominees for director; identifying and screening individuals qualified to become directors; and making recommendations to our Board regarding changes in the size of the Board and the selection and approval of nominees for director to be submitted to a stockholder vote at annual meetings of stockholders. This committee is also charged with developing and overseeing Corporate Governance Guidelines; developing a process for an annual evaluation of our Board and its committees and overseeing such evaluations; reviewing our Board committee structure; monitoring communications from stockholders; and reviewing and making recommendations to our Board with respect to succession plans for our senior management. Additional information about the membership of our committees is presented in the 2018 Non-Employee Director Compensation Table.

Stockholder Nominations of Director Candidates

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure regarding stockholder nominations of director candidates.

Compensation Committee

               The Compensation Committee is responsible for, among other duties as may be directed by our Board, annually reviewing and approving the compensation of our chief executive officer, chief financial officer, chief operating officer and any other “executive officers” designated by our Board pursuant to Rule 3b-7 under the Exchange Act, as well as the corporate goals and objectives underlying such compensation; reviewing, administering and making grants under our employee benefit plans and incentive compensation plans; reviewing and approving the compensation information that we include in our proxy statements and annual report filings; reviewing any employment agreements and any severance arrangements or plans relating to our executive officers; determining stock ownership guidelines for our executive officers and directors and monitoring compliance therewith; reviewing and recommending director compensation; and engaging and consulting with outside compensation consultants, legal counsel and other advisors as the committee deems necessary.

The Compensation Committee’s charter grants the Compensation Committee the authority, in its discretion, to delegate any of its responsibilities to subcommittees of the Compensation Committee. The Compensation Committee may confer with, and receive recommendations from, our executive management team regarding their compensation and the compensation of our other employees; however, no Executive Officer may be present during any voting or deliberations by the Compensation Committee on his or her compensation. Additional information about the membership of our committees is presented in the 2018 Non-Employee Director Compensation Table and the section “Compensation Committee Interlocks and Insider Participation.”

Risk Committee

The Risk Committee was established at the holding company level in May 2016 to serve jointly with the risk committee of the Bank. The Risk Committee is responsible for, among other things, reviewing reports from management with respect to risk-related activities, including credit risk, operational risk, interest rate risk and compliance risk. In carrying out its responsibilities, the committee reviews the approval of all loan transactions exceeding a specified threshold; reviews and approves the Company’s credit policies and procedures; reviews and approves the Company’s plans and strategies concerning business continuity, information security (including cybersecurity), electronic payments and related matters; reviews reports on the Company’s interest rate risk management; and reviews any material litigation and risk management reports involving the Company. The Risk Committee is also responsible for overseeing management’s implementation and operation of the Company’s enterprise risk management program; developing and periodically reviewing with management an enterprise risk management policy for the Company; and assessing the performance of the Chief Risk Management Officer and reviewing and approving his or her compensation in light of such assessment. Additional information about the membership of our committees is presented in the 2018 Non-Employee Director Compensation Table.

Executive Committee

The Executive Committee is authorized to exercise the authority of our Board between board meetings, subject to certain limitations. Although the Executive Committee generally has authority to exercise all powers and authority of the full Board in the management and direction of our business and affairs, the Executive Committee may not approve, adopt or recommend to the stockholders any action or matter (other than the election or removal of directors) expressly required by law to be submitted to stockholders for approval, nor may it adopt, amend or repeal any of our bylaws. The Executive Committee does not have a charter. Additional information about the membership of our committees is presented in the 2018 Non-Employee Director Compensation Table.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and persons who own more than 10% of our common stock to file with the SEC reports of ownership and changes in ownership of the Company’s common stock held by them. Copies of these reports must also be provided to the Company. Based on our review of these reports, we believe that, during the year ended December 31, 2018, all such reports that were required to be filed were filed on a timely basis, except for the following:

1.

Form 3 filing for Robert B. Aland, Executive Vice President and Chief Administrative Officer (December 27, 2018) – Although Mr. Aland was previously deemed to be an “officer” for purposes of Section 16 in his capacity as Birmingham Market President of NBC, the Board determined, at a meeting on March 21, 2017, that Mr. Aland should no longer be deemed a Section 16 “officer.” However, in connection with his appointment to the position of Executive Vice President and Chief Administrative Officer on August 28, 2018, Mr. Aland once again became a Section 16 “officer” of the Company. Because Mr. Aland had previously been a Section 16 filer, an additional Form 3 was inadvertently not filed at that time.

2.

Form 4 filings for William R. Ireland, Jr., Executive Vice President and Chief Risk Management Officer, and Shelly S. Williams, Senior Vice President and Chief Accounting Officer (January 10, 2019) – These two filings reported the withholding of shares of the Company’s common stock to satisfy tax obligations of Mr. Ireland and Ms. Williams in connection with the vesting and settlement of time-based performance share units on December 31, 2018.  The Forms 4 were inadvertently not filed within two business days of such date.

Code of Business Conduct and Ethics

We are committed to having sound corporate governance principles. Having such principles is essential to running our business efficiently and to maintaining our integrity in the marketplace. We have adopted a Code of Ethics for CEO and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and other senior financial officers (the “Senior Officers Code”). The Senior Officers Code was designed to be read and applied in conjunction with our Code of Ethics and Business Conduct (the “Code of Business Conduct”), applicable to the members of our Board and all employees, including our senior financial officers. Both the Senior Officers Code and the Code of Business Conduct may be accessed by following the “Learn More – Investor Relations” link on our website at https://www.nationalbankofcommerce.com and proceeding to the “Corporate Information” section under “Governance Documents.” Any future changes or amendments to the Senior Officers Code or the Code of Business Conduct, and any waiver of the Senior Officers Code or the Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer or principal accounting officer, will be posted on our website and otherwise reported in accordance with SEC rules.

Item 11.  Executive Compensation.

Compensation of Executive Officers

We are an “emerging growth company” under applicable SEC rules and are providing disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means that we are not required to provide a compensation discussion and analysis and certain other disclosures regarding our executive compensation.

Our executive compensation program is designed to attract, motivate, and retain high-quality leadership and incentivize our executive officers to achieve performance goals over the short- and long-term, which also aligns the interests of our executive officers with those of our stockholders. The following discussion relates to the compensation of Richard Murray, IV, our Chairman of the Board and Chief Executive Officer, and (ii) our two most highly compensated executive officers in 2018 other than Mr. Murray: William E. Matthews, V, our President and Chief Financial Officer, and John H. Holcomb, III, our Chairman of the Executive Committee of the Board of the Company and Vice Chairman of the Board. Messrs. Murray, Matthews, and Holcomb are collectively referred to herein as our “named executive officers.”

Elements of Executive Compensation

We entered into employment agreements with Messrs. Murray, Holcomb and Matthews effective November 29, 2017 (collectively, the “Employment Agreements”). The total compensation paid to our named executive officers under the Employment Agreements generally consists of the following components:

Base Salary. The named executive officers will be paid an annual base salary in the following amounts, which amounts may be increased, but not decreased, by the NCC and/or NBC Boards of Directors, as applicable, during the term of the Employment Agreements: for Mr. Murray, $450,000; for Mr. Matthews, $415,000; and for Mr. Holcomb, $300,000.

Cash Bonus. The named executive officers are eligible to receive an annual bonus under our annual incentive program (“AIP”), as in effect from time to time. For each year, the target bonus amount under the AIP is determined by the Compensation Committee but will be not less than a specified percentage of the respective named executive officer’s base salary in effect as of the determination date.

Under the AIP for 2018, the cash bonus opportunity for our named executive officers was based on the Company’s pre-tax diluted earnings per share for 2018 compared to the Company’s targeted pre-tax diluted earnings per share for 2018. The individual target bonus opportunity for each of our named executive officers participating in the AIP for 2018 was 50% of his 2018 base salary. Our named executive officers were eligible to receive 100% of their target award if the Company’s pre-tax diluted earnings per share in 2018 was 100% of targeted pre-tax diluted earnings per share for 2018, 33.3% of their target award if the Company achieved a minimum threshold level of performance (actual pre-tax diluted earnings per share in 2018 equal to $0.14 below targeted pre-tax diluted earnings per share), and a maximum of 150% of their target award for a maximum level of performance (actual pre-tax diluted earnings per share in 2018 equal to or greater than $0.14 above targeted pre-tax diluted earnings per share). Our named executive officers were not eligible to receive any payments for performance below the specified minimum threshold amount. Payouts between the threshold and maximum were calculated by the Compensation Committee using straight-line interpolation.

Perquisites and Employee Benefits. Each of the named executive officers is entitled to fringe benefits and perquisites consistent with our practices and to the extent that we provide similar benefits or perquisites to similarly-situated executives. Messrs. Murray and Matthews are entitled to use a Company-owned automobile during the term of their respective Employment Agreements. The named executive officers are entitled to participate in all other employee benefit plans, practices and programs on a basis that is no less favorable than is provided to similarly-situated executives, to the extent consistent with applicable law and the terms of the applicable employee benefit plans.

Equity Awards. The named executive officers are eligible to receive annual awards under the National Commerce Corporation 2017 Equity Incentive Plan (the “2017 Equity Plan”) or any other equity-based incentive compensation plan or arrangement adopted from time to time, in amounts to be determined by the Compensation Committee. Any such equity awards will be governed by the applicable plan and award agreements. Our named executive officers were granted performance share awards under the 2017 Equity Plan during 2018. Prior to the adoption of the 2017 Equity Plan by our stockholders in May 2017, our named executive officers participated in the National Commerce Corporation 2011 Equity Incentive Plan (the “2011 Equity Plan”). More information about grants under the 2011 Equity Plan and 2017 Equity Plan is set forth under the headings “2011 Equity Plan” and “2017 Equity Plan” below.

Additionally, total compensation for our named executive officers in 2018 included the following:

2018 Special Performance-Based Cash Bonuses.  On December 12, 2018, the Compensation Committee approved the payment of special performance-based cash bonuses to certain executive officers of the Company, including our named executive officers (the “Special Performance-Based Bonus Payments”). The Special Performance-Based Bonus Payments are to be paid in December 2018 in order to recognize and reward the individuals for their contributions to the Company’s long-term performance relative to its peers. In determining the amounts of the Special Performance-Based Bonus Payments, the Compensation Committee considered the growth of the Company since 2016, the successful completion of five acquisitions since 2016 and the improvement of a number of other performance metrics during the same period, including EPS, return on average assets and net interest margin. The Compensation Committee approved the Special Performance-Based Bonus Payments in the following amounts: for Mr. Murray, $675,000; for Mr. Matthews, $602,500; and for Mr. Holcomb, $700,000. The Special Performance-Based Bonus Payments were made in addition to, and did not affect, any other payments owed or paid to Messrs. Murray, Matthews, and Holcomb pursuant to the Company’s other cash and equity incentive plans.

Cash Payments in Connection with Proposed Merger with CenterState.  The Company entered into an Agreement and Plan of Merger on November 23, 2018 with CenterState Bank Corporation (“CenterState”), whereby, subject to approval of the Company’s and CenterState’s respective stockholders or shareholders, as applicable, regulatory approvals and the satisfaction of certain other conditions, NCC will merge with and into CenterState (the “Proposed Merger”).  In connection with the Proposed Merger, the Compensation Committee approved certain cash payments to our named executive officers in December 2018.  See “Proposed Merger with CenterState – Approval of Certain Cash Payments in Connection with the Proposed Merger” below for additional information about these payments.

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2018, 2017, and 2016, a summary of the compensation paid to or earned by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Nonqualified deferred compensation earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Richard Murray, IV	2018	450,000	675,000	225,000	316,265	97,649	369,538	2,133,482
Chairman of the Board and	2017	392,083	—	125,000	311,250	63,722	14,068	906,123
Chief Executive Officer	2016	310,000	100,000	80,000	209,250	60,688	6,599	766,537
William E. Matthews, V	2018	415,000	602,500	225,000	291,666	74,742	371,065	1,979,973
President and Chief	2017	371,667	—	125,000	285,000	49,541	13,035	844,243
Financial Officer	2016	310,000	100,000	80,000	209,250	47,182	6,293	752,725
John H. Holcomb, III	2018	300,000	700,000	—	210,843	—	12,114	1,222,957
Chairman of the Executive Committee of the Board and	2017	362,500	—	125,000	271,875	—	8,289	767,664
Vice Chairman of the Board	2016	335,000	200,000	80,000	226,125	—	4,164	845,289

(1)	The amounts reported in the Bonus column for 2018 represent the 2018 Special Performance-Based Cash Bonuses described above.
(2)

Stock awards are reported as the grant date fair value of the shares, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation. These amounts represent the grant date fair value of performance shares awarded to the named executive officers at the target amount as of January 1, 2018, 2017, and 2016, respectively. The grant date fair value of the maximum amount of performance shares awarded to the named executive officers as of January 1, 2018 is as follows: Mr. Murray, $382,500; and Mr. Matthews, $382,500.

(3)	The amounts reported are paid as cash incentive payments under our AIP.
(4)

The Company has entered into Supplemental Executive Retirement Benefits Agreements with each of Messrs. Murray and Matthews that became effective on January 1, 2016 and September 12, 2018, each as amended December 13, 2018. The amounts in this column represent the increase in the officers’ vested benefits under their respective agreements during the year. See the discussion under “Potential Payments upon Termination or a Change in Control – Supplemental Executive Retirement Benefits Agreements” below for additional information about these agreements.

(5)	The amounts in the “All Other Compensation” column for each named executive officer for 2018 include the following for each named executive officer:

	PSA Payments	Life / AD&D Policy Premiums	401(k) Plan Company Matching Contributions	Economic Value of Death Benefit of Life Insurance for Beneficiaries	Personal Use of Company Automobile	Total
Murray	350,000	290	11,925	3,904	3,419	369,538

Matthews	350,000	290	11,925	3,408	5,442	371,065

Holcomb	—	189	11,925	—	—	12,114

PSA Payments

In anticipation of the Proposed Merger, the Compensation Committee determined that it was in the best interest of the Company for the Company to make cash payments to certain of our executives in lieu of grants of performance share awards that would otherwise have been made during the first quarter of the 2019 fiscal year. These cash payments were made in December 2018. See “Proposed Merger with CenterState – Approval of Certain Cash Payments in Connection with the Proposed Merger” below for additional detail about these payments.

Economic Value of Death Benefit

The economic value of the death benefit amounts shown above reflects the annual income imputed to each executive in connection with Bank-owned split-dollar life insurance policies for which the Bank has fully paid the applicable premiums. These policies are subject to Split-Dollar Agreements entered into with each of Messrs. Murray and Matthews discussed in further detail below under the heading “Potential Payments upon Termination or a Change in Control – Split-Dollar Agreements.”

Personal Use of Company Automobile

The value to Messrs. Murray and Matthews of their personal use of a Company automobile is based on the incremental cost to the Company of such use, which the Company has calculated as the total variable expense associated with operation of such automobiles during the applicable period.

2011 Equity Plan

General. The 2011 Equity Plan was approved at the annual meeting of our stockholders held on October 25, 2011. The purpose of the 2011 Equity Plan is to promote our interests and those of our stockholders by granting equity and equity-related incentives to our employees and affiliates, including employees of the Bank, in order to provide an additional incentive to each employee to work to increase the value of our common stock and to provide each employee with a stake in our future that corresponds to that of our stockholders. The 2011 Equity Plan initially reserved for issuance a total of 500,000 shares of our common stock, subject to adjustment in the event of a recapitalization, stock split, or similar event. The 2011 Equity Plan was frozen upon the approval by our stockholders of the 2017 Equity Plan (described in further detail below) at the annual meeting of our stockholders held on May 23, 2017, such that no additional awards will be made under the 2011 Equity Plan. As of March 1, 2019, 82,500 shares of our common stock were subject to outstanding options under the 2011 Equity Plan, and 128,094 shares of our common stock were subject to issuance upon vesting of outstanding performance awards under the 2011 Equity Plan (based on projections of the earned percentages of outstanding performance awards as of such date).

Administration of the 2011 Equity Plan. The 2011 Equity Plan provides that it will be administered either by our Board or a committee thereof that is appointed by our Board for such task (the “Administrator”). Currently, the Compensation Committee of our Board is the Administrator of the 2011 Equity Plan. The Administrator has the authority to interpret the provisions of the 2011 Equity Plan and to make all other determinations that it may deem necessary or advisable to administer the 2011 Equity Plan.

Grants under the 2011 Equity Plan. Prior to the freezing of the 2011 Equity Plan on May 23, 2017, the Administrator granted equity awards to our named executive officers in the form of stock options (none since 2011) and performance share awards. Collectively, these grants have (i) provided our named executive officers with incentives to continue in our employ and to improve our growth and profitability, (ii) served to align the interests of our named executive officers with those of our stockholders, and (iii) rewarded our named executive officers based on Company performance. For the past several years, all of our equity awards to our named executive officers have been performance-based. Our named executive officers received grants of performance share awards under the 2011 Equity Plan in January of each year from 2012 to 2017. In general, the awards are earned following a four-year award period beginning on the effective date of the grant. The earned percentage of the target award is based on a predetermined performance metric, such as the average of our after-tax earnings relative to the corresponding budgets for each of the four years of the award period (for grants through 2015) or the compound annual growth rate of our diluted earnings per share over the four years of the award period (for the 2016 and 2017 grants). However, in order for the named executive officers to receive any payout of the award, we must have maintained certain levels of specified metrics, such as net charge-offs, average loans, non-performing assets and other real estate owned, during the applicable four-year award period. Once earned, the awards are payable in shares of our common stock. The most recent payout of shares under the 2011 Equity Plan occurred in the first quarter of 2019 with respect to the award granted on January 1, 2015, for which the performance period closed on December 31, 2018. The latest vesting date for awards granted to our named executive officers under the 2011 Equity Plan is December 31, 2020.

Transferability. Awards granted under the 2011 Equity Plan may not be transferred by a grantee except by will or the laws of descent and distribution, unless (for awards other than incentive stock options or stock appreciation rights granted with respect to incentive stock options) otherwise provided by the Administrator.

Change in Control Transactions. Information about the impact of a change in control transaction on awards outstanding under the 2011 Equity Plan is set forth below under the heading “Potential Payments upon Termination or a Change in Control – 2011 Equity Plan Obligations.”

Adjustments for Other Corporate Transactions. In the event of certain corporate transactions (including a stock dividend or split, spin-off, split-up, dividend, recapitalization, merger, consolidation, or share exchange, or similar corporate change that is not part of a transaction resulting in a change in control of the Company), the Administrator will appropriately adjust, if needed, (i) the maximum number and kind of shares reserved for issuance or with respect to which awards may be granted under the 2011 Equity Plan and (ii) the terms of outstanding awards, including, but not limited to, the number, kind, and price of securities subject to such awards.

Termination and Amendment. Our Board may terminate, amend, or modify the 2011 Equity Plan or any portion thereof at any time. Except as otherwise determined by our Board, termination of the 2011 Equity Plan shall not affect the Administrator’s ability to exercise the powers granted to it with respect to awards granted under the 2011 Equity Plan prior to the date of termination.

2017 Equity Plan

General. The 2017 Equity Plan was approved by our Board on March 21, 2017, and by our stockholders on May 23, 2017, as a mechanism to (i) promote the Company’s long-term financial success, (ii) attract, retain and reward persons who can contribute to the Company’s success, and (iii) further align the participants’ interests with those of the Company’s stockholders. The 2017 Equity Plan incorporates a broad variety of equity-based incentive compensation elements to provide the Company with significant flexibility to address the requirements and limitations of applicable legal, regulatory, and financial accounting standards in a manner mutually consistent with the purposes of the 2017 Equity Plan and the best interests of the Company.

Administration of the 2017 Equity Plan. The 2017 Equity Plan is administered by a committee selected by the Board (the “Committee”), which selects award recipients from the eligible participants and determine the types of awards to be granted, the number of shares covered by the awards and the applicable terms, conditions, performance criteria, restrictions, and other provisions of such awards, including any vesting requirements or conditions applicable to awards. The Compensation Committee serves in this capacity unless and until another committee is selected by the Board.

Shares Available under the 2017 Equity Plan. The number of authorized shares under the 2017 Equity Plan is fixed at 750,000, subject to adjustments for certain corporate transactions. As of March 1, 2019, 57,182 shares of our common stock were subject to issuance upon vesting of outstanding performance awards under the 2017 Equity Plan (based on projections of the earned percentages of outstanding performance awards as of such date). The 2017 Equity Plan does not include an “evergreen” feature that would cause the number of authorized shares to automatically increase in future years. To the extent that any shares covered by an award under the 2017 Equity Plan are cancelled, forfeited, expire, or are settled in cash, the shares will not be deemed to have been delivered for purposes of determining the maximum number of shares available for delivery under the 2017 Equity Plan. Shares subject to an award are not available for reuse (through future issuance or otherwise) if such shares are (i) tendered in payment of the exercise price of a stock option, (ii) delivered or withheld by the Company to satisfy any tax withholding obligation, or (iii) covered by a stock-settled SAR or other type of award, pursuant to which shares are not issued upon the settlement of the award. No awards may be granted under the 2017 Equity Plan after the tenth anniversary of its effective date; however, any awards that are outstanding after the tenth anniversary of the effective date will remain subject to the terms of the 2017 Equity Plan.

In the event of a corporate transaction involving the stock of the Company (such as a stock dividend, stock split, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination or exchange of shares), the Committee may adjust awards, or prevent the automatic adjustment of awards, to preserve the benefits or potential benefits of awards under the 2017 Equity Plan. Repricing of options and SARs generally is prohibited without prior stockholder approval, with customary exceptions for stock dividends or splits, reorganizations, recapitalizations and similar events. The Committee may use shares available under the 2017 Equity Plan as the form of payment for grants or rights earned or due under any compensation plan or arrangement of the Company or a subsidiary, including a plan and arrangement of the Company or a subsidiary assumed in a business combination.

Eligibility for Awards. All of the directors of the Company and all employees of the Company and its subsidiaries are eligible to receive awards under the 2017 Equity Plan. The Committee determines the specific individuals who are granted awards under the 2017 Equity Plan and the type and amount of any such awards. Awards granted under the 2017 Equity Plan generally are not transferable except by will or by the laws of descent and distribution or pursuant to a domestic relations order. However, the Committee has the discretion to permit the transfer of awards under the 2017 Equity Plan to immediate family members of participants, trusts, partnerships, limited liability companies, and other entities established for the primary benefit of such family members, as long as the transfers are made without value to the participant.

Types of Awards. The 2017 Equity Plan permits the issuance of stock options, restricted stock units, restricted stock, performance-based compensation, and other types of equity, subject to the share limits of the plan. This breadth of award types enables the Committee to tailor awards in light of the accounting, tax, and other standards applicable at the time of grant.

●

Stock Options. The Committee may grant incentive stock options to employees and nonqualified stock options to any participant to purchase stock at a specified exercise price set forth in the applicable award agreement, which generally may not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The exercise price of an option may, however, be higher or lower than the fair market value for an option granted in replacement of an existing award held by an employee or director of a third party that is acquired by the Company or one of its subsidiaries. The exercise price of an option may not be decreased after the date of grant, nor may an option be surrendered to the Company as consideration for the grant of a replacement option with a lower exercise price, except (i) as approved by the Company’s stockholders, (ii) as adjusted for corporate transactions described above, or, (iii) in the case of options granted in replacement of existing awards, granted under a predecessor plan. The full purchase price of each share of stock purchased upon the exercise of an option must be paid at the time of exercise and may be paid (as determined by the Committee) in cash, in shares of the Company’s common stock (valued at fair market value as of the day of exercise), by net exercise, by “cashless” exercise, by other property deemed acceptable by the Board, or in any combination of the foregoing methods deemed acceptable by the Committee. In most cases, the options must expire no later than ten years from the date of grant.

●

Stock Appreciation Rights. Stock appreciation rights, or “SARs,” entitle the participant to receive cash or stock equal in value to, or based on the value of, the amount by which the fair market value of a specified number of shares on the exercise date exceeds an exercise price established by the Committee and set forth in the applicable award agreement. The exercise price for a SAR generally may not be less than 100% of the fair market value of the stock on the date the SAR is granted (or, if greater, the par value of a share). However, the exercise price may be higher or lower than fair market value for a SAR granted in replacement of an existing award held by an employee or director of a third party that is acquired by the Company or one of its subsidiaries, to the extent permitted under Section 409A of the Internal Revenue Code, as amended, and the regulations promulgated thereunder (“Section 409A”).

●

Stock Awards. A stock award is a grant of shares of the Company’s common stock or a right to receive shares of the Company’s common stock, an equivalent amount of cash or a combination thereof in the future. Awards may include bonus shares, performance shares, performance units, restricted stock, restricted stock units, or any other equity-based award as determined by the Committee. Any specific performance measures or performance objectives may be set by the Committee and may reference any of the following, including, without limitation, increases or decreases in the applicable measures: earnings (e.g., earnings before interest and taxes; earnings before interest, taxes, depreciation, and amortization; and earnings per share, each as may be defined by the Committee); financial return ratios (e.g., return on investment, return on invested capital, return on equity, and return on assets, each as may be defined by the Committee); “Texas ratio” (calculated as non-performing assets and loans, as well as loans delinquent for more than 90 days, divided by the tangible capital equity plus the loan loss reserve); expense ratio; efficiency ratio; increase in revenue, operating, or net cash flows; cash flow return on investment; total stockholder return; market share; net operating income, operating income, or net income; net income margin; interest income margin; debt load reduction; loan and lease losses; expense management; economic value added; stock price; book value; overhead; assets; asset quality level; assets per employee; charge-offs; loan loss reserves; loans; deposits; nonperforming assets; growth of loans, deposits, or assets; interest sensitivity gap levels; regulatory compliance; improvement of financial rating; achievement of balance sheet or income statement objectives; improvements in capital structure; profitability; profit margins; customer retention or growth; employee retention or growth; budget comparisons or strategic business objectives, consisting of one or more objectives based on meeting specific cost targets, business expansion goals, and goals relating to acquisitions or divestitures. Performance measures may be based on the performance of the Company as a whole or of any one or more subsidiaries, business units, or financial reporting segments of the Company or a subsidiary, or any combination thereof, and may be measured relative to a peer group, an index, or a business plan. The terms of any award may provide that partial achievement of performance criteria may result in partial payment or vesting of the award. Additionally, in establishing the performance measures, the Committee may provide for the inclusion or exclusion of certain items, and the Committee may adjust performances measures, provided that any adjustment to an award that is intended to be “performance-based compensation” under Code Section 162(m) may be made only as permitted under Code Section 162(m).

Dividends and Dividend Equivalents. Any award agreement may provide for the right to receive dividends or dividend equivalent payments with respect to the shares subject to the award. Any such dividend payments or dividend equivalent payments with respect to shares underlying an award that is not yet vested or is subject to other restrictions will be withheld by the Company for the participant’s account, and interest may be credited on the amount of the cash dividends, subject to a withholding rate and such other terms as may be determined by the Committee. These withheld payments will be distributed in cash to the participant in compliance with Section 409A or, at the discretion of the Committee, in the form of shares having a fair market value equal to the amount of such dividends or dividend equivalents, if applicable, upon the vesting of, or release of restrictions on, the shares underlying the award and, if such shares are forfeited, then the participant will have no right to such dividends or dividend equivalents.

Vesting, Forfeiture, and Clawback. All awards granted under the 2017 Equity Plan vest no earlier than the first anniversary of the date on which they are granted. Unless specifically provided to the contrary in the applicable award agreement, if a participant’s service is terminated for cause, any outstanding award held by the participant will terminate and will be forfeited immediately, to the extent that it has not yet vested, and the participant will have no further rights under the award. All awards, amounts, and benefits received under the 2017 Equity Plan will be subject to potential cancellation, recoupment, rescission, payback, or other action in accordance with the terms of any applicable Company clawback policy or any applicable law, and, to the extent applicable, Section 409A.

Change in Control. Information about the impact of a change in control transaction on awards outstanding under the 2017 Equity Plan is set forth below under the heading “Potential Payments upon Termination or a Change in Control – 2017 Equity Plan Obligations.”

Amendment and Termination.  Our Board may at any time amend or terminate the 2017 Equity Plan or any award granted under the 2017 Equity Plan, but any amendment or termination generally may not impair the rights of any participant without the participant’s written consent. The Board may not amend any provision of the 2017 Equity Plan to materially increase the original number of shares that may be issued under the 2017 Equity Plan (other than as provided in the 2017 Equity Plan), materially increase the benefits accruing to a participant or materially modify the requirements for participation in the 2017 Equity Plan without approval of the Company’s stockholders. However, the Committee may amend the 2017 Equity Plan at any time, retroactively or otherwise, to ensure that the 2017 Equity Plan complies with current or future law without stockholder approval, and the Committee may unilaterally amend the 2017 Equity Plan and any outstanding award, without participant consent, in order to avoid the application of, or to comply with, Section 409A.

 Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth information as of December 31, 2018, concerning outstanding equity awards previously granted to our named executive officers:

	Option Awards					Stock Awards
Name of Executive	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)

Richard Murray, IV	—	—	—	—	—	—	—	22,677	816,379

William E. Matthews, V	—	—	—	—	—	—	—	22,677	816,379

John H. Holcomb, III	23,500	—	—	14.57	12/31/21	—	—	13,873	499,463

(1)

The named executive officers received grants of performance share awards under the 2011 Equity Plan in January of each year from 2014 through 2017. The named executive officers received grants of performance share awards under the 2017 Equity Plan in January of 2018. The number of performance shares set forth in this column represents the projected number of performance shares, as of December 31, 2018, that each named executive officer could earn at the end of the four-year performance periods ending December 31, 2019 (for the 2016 grant), December 31, 2020 (for the 2017 grant), and December 31, 2021 (for the 2018 grant) based on actual performance during the elapsed portion of the applicable award period. The number of performance shares actually earned by the named executive officers will be determined based on our performance over the entire four-year award period for each of the grants, and such amount may differ significantly from the amounts shown in this column.

For the 2016 grant and 2017 grant, the earned percentage of each executive’s award is based on the compound annual growth rate of our diluted earnings per share (“EPS”) over the four years of the award period; provided, however, that, in order for the executive to receive any payout of the award, we must maintain net charge-offs averaging less than 0.60% of average loans over the four years of the award period. In each case, the asset quality control mechanism is subject to certain adjustments in the discretion of the Compensation Committee.

In January 2018, the Compensation Committee, acting pursuant to its authority under the 2011 Equity Plan to adjust the terms and conditions of awards in recognition of unusual or nonrecurring events affecting the Company, approved the following adjustments to the calculation of the performance criteria underlying the performance share awards described above to eliminate the impact of the one-time write-down of the Company’s deferred tax asset as a result of the Tax Cuts and Jobs Act of 2017: with respect to the 2016 grant and 2017 grant, the Company’s beginning and ending EPS will be adjusted so as to use pre-tax income per diluted share (excluding minority interest) in the applicable calculations.

For the 2018 grant, the earned percentage of each executive’s award is based on the Company achievement of a specified pre-tax diluted earnings per share compound annual growth rate (“EPS CAGR”) over the four years of the award period; provided, however, that in order for the executive to receive any payout of the award, we must maintain net charge-offs averaging less than 0.60% of average loans over the four years of the award period. In each case, the asset quality control mechanism is subject to certain adjustments in the discretion of the Compensation Committee.

(2)

The amounts shown in this column represent the product of $36.00, which was the closing price for a share of our common stock on December 31, 2018, as reported by Nasdaq, and the number of performance shares reflected in the table for each of the named executive officers as of December 31, 2018.

Deferral of Compensation Plan

On December 18, 2014, our Board adopted the National Commerce Corporation Deferral of Compensation Plan for Key Employees and Non-Employee Directors (the “Deferral Plan”), which became effective as of the date of adoption. Under the Deferral Plan, directors and members of a select group of management and highly compensated employees selected by the Board or the Compensation Committee may make an irrevocable election to defer receipt of all or a portion of any form of compensation that is determined by the Board or the Compensation Committee to be eligible for deferral. The Deferral Plan specifies the required timing of the election based on the form of compensation to be received.

A participant in the Deferral Plan may elect to defer all or a portion of his or her deferrable cash compensation into a designated subaccount in which the balance will accrue interest at the 30-Day London Interbank Offered Rate (LIBOR) plus 75 basis points. Alternatively, participants may defer cash compensation and must defer equity compensation into an account that tracks the performance of our common stock and from which distributions may be made solely in the form of shares of our common stock. Generally, a participant may elect to receive distributions either in a lump sum on a specific date or in annual installments, subject to certain provisions in the Deferral Plan that dictate the timing of such distributions in various circumstances, including death, a change in control, or separation from service prior to age 60. Each participant is 100% vested in amounts attributable to his or her personal contributions, but any contributions by the Company may be subject to a vesting schedule.

The Deferral Plan is a non-qualified deferred compensation plan. As such, the rights of all participants to any deferred amounts represent our unsecured promise to pay, and the deferred amounts remain subject to the claims of our creditors.

Retirement Benefits

We maintain a tax-qualified 401(k) savings plan (the “401(k) Plan”), in which our named executive officers participate. The 401(k) Plan allows participants to contribute up to 100% of their pay on a pre-tax basis into individual retirement accounts, subject to the maximum annual limits set by the Internal Revenue Service. During 2018, we made a matching employer contribution in an amount equal to 50% of the first 6% of each plan participant’s elective deferrals. All contributions to the 401(k) Plan are in the form of cash. Employer contributions vest 20% per year over a 5-year service period. Participants are immediately fully vested in their own contributions to the 401(k) Plan.

In addition, the Company is a party to a Supplemental Executive Retirement Benefits Agreement with certain of its executive officers, including Messrs. Murray and Matthews. See “Potential Payments upon Termination or a Change in Control – Supplemental Executive Retirement Benefits Agreements” below for additional information about these agreements.

Proposed Merger with CenterState

Approval of Certain Cash Payments in Connection with the Proposed Merger

On December 12, 2018, the Compensation Committee approved cash payments to certain executive officers of the Company, including Messrs. Murray, Matthews, and Holcomb, which payments were approved by the Compensation Committee in connection with the Proposed Merger.

The Compensation Committee approved cash payments to Messrs. Murray and Matthews to be made in December 2018 in lieu of grants of performance share awards under the Company’s 2017 Equity Incentive Plan, which awards would otherwise be granted to Messrs. Murray and Matthews during the first quarter of 2019 in accordance with the Company’s annual equity grant schedule absent certain limitations agreed to by the parties in the definitive agreement for the Proposed Merger (the “PSA Payments”). The Compensation Committee approved the PSA Payments in the following amounts, which represent the values of the target performance share awards that the Company would otherwise expect to grant in the first quarter of 2019: for Mr. Murray, $350,000; and for Mr. Matthews, $350,000. The PSA Payments are subject to recoupment or offset against future compensation in the event that the Proposed Merger is not completed and the Compensation Committee elects to grant performance share awards to Messrs. Murray and Matthews during the 2019 fiscal year.

The Compensation Committee also approved performance-based cash payments to Messrs. Murray, Matthews, and Holcomb under the Company’s 2018 cash incentive program (the “AIP”), such payments to be made in December 2018 rather than in the normal course in early 2019 as contemplated by the AIP (the “AIP Payments”). Other than the change in the timing of the AIP Payments, these payments were unrelated to the Proposed Merger and related entirely to the Company’s 2018 results. The AIP Payments were based on (i) the Compensation Committee’s review of the Company’s year-to-date results for pre-tax earnings per share (“EPS”), which was the performance metric previously selected by the Compensation Committee for the AIP, and (ii) management’s forecast of EPS performance through the end of the 2018 fiscal year, based on normal operating performance and excluding the potential impact of certain unusual and nonrecurring items, such as expenses relating to the Proposed Merger and other unusual items for 2018 unrelated to the Proposed Merger, in accordance with the AIP. The Compensation Committee approved the AIP Payments in the following amounts: for Mr. Murray, $288,383; for Mr. Matthews, $265,952; and for Mr. Holcomb, $192,255. The AIP Payments were subject to recoupment or offset against future compensation in the event that the AIP Payments exceeded the amount that would have been paid under the AIP based on full-year EPS results, excluding the potential impact of certain unusual and nonrecurring items, such as expenses relating to the Proposed Merger and other unusual items for 2018 unrelated to the Proposed Merger, in accordance with the AIP.

In January 2019, the Compensation Committee determined that, based on the final, full-year 2018 EPS results, several of the executive officers of the Company, including our named executive officers, were due additional performance-based cash payments under the AIP. The Compensation Committee approved the additional payment under the AIP in the following amounts: for Mr. Murray, $27,882; for Mr. Matthews, $25,714; and for Mr. Holcomb, $18,588.

Employment Termination Agreements; CenterState Bank Employment Agreements with NCC Executive Officers

In connection with the Proposed Merger, our named executive officers entered into Agreement to Terminate Employment Agreements with the Company and the Bank on November 23, 2018 (each, an “Employment Termination Agreement” and, collectively, the “Employment Termination Agreements”), under which, among other things, (i) the existing employment agreement between each such named executive officer and the Company and/or the Bank shall terminate, effective as of immediately prior to the Effective Time (as defined in the Merger Agreement), and (ii) each such named executive officer will receive, as consideration for past services, a cash payment from the Bank immediately prior to the Effective Time, pursuant to the terms and subject to the conditions of the Employment Termination Agreements. In connection with the Proposed Merger, each of Messrs. Murray and Matthews entered into employment agreements with CenterState Bank, each of which will be effective at the effective time of the Merger. Mr. Murray will serve as Chief Executive Officer of CenterState Bank and Mr. Matthews will serve as Chief Financial Officer of both CenterState and CenterState Bank.

Mr. Murray’s employment agreement provides for, among other things, (i) an initial annual base salary of $500,000 and (ii) an opportunity to participate in CenterState Bank’s incentive compensation plans, which include (a) a cash bonus plan (with a target incentive amount equal to 60% of his annual base salary) and (b) an equity based grant plan (with an initial grant, during the first calendar year of the term of his employment agreement, of equity based awards in the form of restricted stock units and performance share units with a total value equal to $350,000). Mr. Murray is further eligible to receive annual long-term incentive equity based awards with a target incentive of 70% of his annual base salary during the remainder of the term of his employment agreement. Subject to certain terms and conditions, if Mr. Murray is terminated without Cause or resigns for Good Reason (as each such term is defined in the employment agreement) during the term of his agreement, he shall be entitled to (i) a lump-sum cash payment equal to one and one-half times the sum of (a) his annual base salary and (b) the full value of the target bonus earned immediately preceding the year in which his employment terminates, and (ii) continuing medical and dental insurance for him and his dependents. However, Mr. Murray shall not be entitled to the lump-sum payment described in the preceding sentence if he is entitled to the lump-sum payment described in the immediately following paragraph as a result of a Change in Control (as such term is defined in the employment agreement).

Subject to certain terms and conditions, if a Change in Control occurs after the consummation of the Merger and during the term of Mr. Murray’s employment agreement, and, within twelve months following such Change in Control, either CenterState Bank terminates Mr. Murray’s employment without Cause or Mr. Murray terminates his employment with Good Reason, Mr. Murray shall be entitled to a lump-sum payment equal to two and one-half times the sum of (i) his annual base salary and (ii) the highest annual bonus he earned during the prior three years immediately preceding the year in which the Change in Control occurs.

Mr. Matthews’s employment agreement provides for, among other things, (i) an initial annual base salary of $475,000 and (ii) an opportunity to participate in CenterState Bank’s incentive compensation plans, which include (a) a cash bonus plan (with a target incentive amount equal to 60% of his annual base salary) and (b) an equity based grant plan (with an initial grant, during the first calendar year of the term of his employment agreement, of equity based awards in the form of restricted stock units and performance share units with a total value equal to $350,000). Mr. Matthews is further eligible to receive annual long-term incentive equity based awards with a target incentive of 70% of his annual base salary during the remainder of the term of his employment agreement. Subject to certain terms and conditions, if Mr. Matthews is terminated without Cause or resigns for Good Reason (as each such term is defined in the employment agreement) during the term of his agreement, he shall be entitled to (i) a lump-sum cash payment equal to one and one-half times the sum of (a) his annual base salary and (b) the full value of the target bonus earned immediately preceding the year in which his employment terminates, and (ii) continuing medical and dental insurance for him and his dependents. However, Mr. Matthews shall not be entitled to the lump-sum payment described in the preceding sentence if Mr. Matthews is entitled to the lump-sum payment described in the immediately following paragraph as a result of a Change in Control (as such term is defined in the employment agreement).

Subject to certain terms and conditions, if a Change in Control occurs after the consummation of the Merger and during the term of Mr. Matthews’s employment agreement, and, within twelve months following such Change in Control, either CenterState Bank terminates Mr. Matthews’s employment without Cause or Mr. Matthews terminates his employment with Good Reason, Mr. Matthews shall be entitled to a lump-sum payment equal to two and one-half times the sum of (i) his annual base salary and (ii) the highest annual bonus he earned during the prior three years immediately preceding the year in which the Change in Control occurs.

Each employment agreement entitles the executive to participation in any and all employee compensation and benefit plans in effect, including those providing medical, dental, disability and group life benefits. Each employment agreement contains restrictive covenants providing for non-recruitment of employees, non-solicitation of customers and non-competition, which are effective for a period of 24 months (or, in the case of the termination of an executive’s termination of employment without Cause or for Good Reason, 18 months).

Potential Payments upon Termination or a Change in Control

2011 Equity Plan Obligations

In the event of a transaction resulting in a change in control of the Company, outstanding stock options and other awards under the 2011 Equity Plan that are payable in or convertible into our common stock will terminate at the effective time of such change in control unless provision is made in connection with the transaction for the continuation or assumption of such awards by, or for the substitution of the equivalent awards of, the surviving or successor entity or a parent thereof. In such an event, the holders of the awards will be permitted, immediately before the change in control, to exercise or convert all portions of such awards that are then exercisable or convertible or that will become exercisable or convertible at or prior to the effective time of the change in control.

2017 Equity Plan Obligations

The 2017 Equity Plan generally provides that if a participant in the 2017 Equity Plan incurs a termination of service without cause or for good reason during the twelve-month period following a change in control (as defined in the 2017 Equity Plan), then all stock options and stock appreciation rights under the 2017 Equity Plan then held by the participant will become immediately exercisable with respect to 100% of the shares subject to such stock options or stock appreciation rights, and all stock awards under the 2017 Equity Plan then held by the participant will become fully earned and vested immediately. However, for any award that is intended to be performance-based compensation, any incomplete performance period will end on the date of a change in control, and the Compensation Committee will (i) determine the extent to which performance goals have been achieved with respect to the partial performance period; (ii) assume for purposes of the settlement of such award that the level of achievement for the partial period has been achieved for the entire performance period (provided, however, that if the actual level of achievement is less than the “target” level set forth in the applicable award agreement, then the “target” level shall be assumed); and (iii) cause the number of shares specified in the award agreement with respect to the assumed level of attainment of the performance goals for the entire performance period to be paid to the participant no later than thirty days following such change in control.

In the event of a change in control, the Compensation Committee may, in its discretion and upon at least ten days’ advance notice to the affected participant, cancel any outstanding award and, no later than thirty days following such change in control, pay to the participant, in cash or stock or any combination thereof, the value of such award based on the price per share of stock received or to be received by other stockholders in the change in control event. In the case of any stock option or stock appreciation right with an exercise price that equals or exceeds the price paid per share of stock in connection with the change in control, the Compensation Committee may cancel the option or stock appreciation right without the payment of consideration therefor. In the event an award under the 2017 Equity Plan constitutes “nonqualified deferred compensation” for purposes of Section 409A, the Committee, in its discretion, may specify a different definition of change in control in order to comply with the provisions of Section 409A.

Unless specifically provided to the contrary in the applicable award agreement, if a participant’s service is terminated for cause, any outstanding award held by the participant shall terminate and will be forfeited immediately, to the extent that it has not yet vested, and the participant will have no further rights under the award. Payments owed to a participant under any other circumstances will be determined according to the terms of the applicable award agreement.

Employment Agreement Obligations

Subject to the terms and conditions therein, each Employment Agreement provides that, following a separation from service by the applicable named executive officer under certain circumstances, the named executive officer may be entitled to receive certain payments, as described below.

Death or Disability. Each of the named executive officers (or his estate, as applicable) will receive the following upon death or “disability” (as such term is defined in the Employment Agreements): (i) any accrued and unpaid base salary, unreimbursed business expenses, and vested amounts under the Company’s employee benefit plans (the “Accrued Amounts”); (ii) a one-time lump sum cash payment under the AIP in an amount to be determined by the Compensation Committee, but no less than a prorated amount of the named executive officer’s target bonus for the year of termination (the “Final Year Pro Rata AIP Bonus”); and (iii) shares of the Company’s common stock to which the named executive officer is entitled under any outstanding performance share awards, calculated in accordance with the terms and conditions governing such awards. Any other equity awards outstanding will be treated in accordance with the applicable plans and agreements under which they were granted.

Termination without “Cause” or for “Good Reason” (No Change in Control). If the Company terminates the named executive officer’s employment without “cause,” or if the named executive officer terminates his employment for “good reason” (as such terms are defined in the Employment Agreements) outside of the context of a change in control, then the Company will be obligated to pay or provide to the named executive officer, as applicable: (i) the Accrued Amounts; (ii) the Final Year Pro Rata AIP Bonus; (iii) a one-time lump sum cash payment equal to the sum of (A) the Officer’s base salary at termination, plus (B) the greater of (1) the most recent payment to the Officer under the AIP or (2) the average of the three most recent AIP payments to the named executive officer, plus (C) the greater of (1) the dollar value (as of the date of grant) of the target award of the most recent performance share awards granted to the named executive officer or (2) the average dollar value (as of the dates of grant) of the target awards of the three most recent performance share awards granted to the named executive officer; (iv) a one-time lump sum cash payment equal to the dollar value at termination of all outstanding performance share awards that are terminated in connection with the named executive officer’s termination of employment, as if fully vested and the maximum percentage of the target awards earned; (v) COBRA premiums until the expiration of the COBRA coverage period or the date on which the named executive officer becomes eligible for coverage under the plan of a subsequent employer; and (vi) reimbursement for expenses associated with outplacement services in an aggregate amount not to exceed $25,000. Any other equity awards outstanding will be treated in accordance with the applicable plans and agreements under which they were granted.

Termination without “Cause” or for “Good Reason” (Change in Control). If the Company terminates the named executive officer’s employment without “cause,” or if the named executive officer terminates his employment for “good reason,” and such termination occurs during the period beginning one year prior to and ending two years following a change in control, then the Company will be obligated to pay or provide to the named executive officer, as applicable: (i) the Accrued Amounts; (ii) the Final Year Pro Rata AIP Bonus; (iii) a one-time lump sum cash payment equal to 2.99 times the sum of (A) the named executive officer’s base salary at termination, plus (B) the greater of (1) the most recent payment to the named executive officer under the AIP prior to the change in control or (2) the average of the three most recent AIP payments to the named executive officer prior to the change in control, plus (C) the greater of (1) the dollar value (as of the date of grant) of the target award of the most recent performance share awards granted to the named executive officer prior to the change in control or (2) the average dollar value (as of the dates of grant) of the target awards of the three most recent performance share awards granted to the named executive officer prior to the change in control; (iv) COBRA premiums until the expiration of the COBRA coverage period or the date on which the named executive officer becomes eligible for coverage under the plan of a subsequent employer; and (v) reimbursement for expenses associated with outplacement services in an aggregate amount not to exceed $25,000. Any other equity awards outstanding will be treated in accordance with the applicable plans and agreements under which they were granted.

Termination for “Cause” or without “Good Reason”. If the named executive officer’s employment is terminated by the Company for “cause” or by the named executive officer without “good reason,” then the named executive officer will be entitled to receive the Accrued Amounts only.

Limitation of Benefits. The payments or benefits to be received by the named executive officers in connection with a change in control or termination of employment are subject to potential reduction to the extent necessary to ensure that no amounts are subject to taxes under Sections 280G and 4999 of the Internal Revenue Code.

Supplemental Executive Retirement Benefits Agreements

Effective January 1, 2016, the Bank entered into a Supplemental Executive Retirement Benefits Agreement (individually the “2016 SERP Agreement” and collectively the “2016 SERP Agreements”) with each of Messrs. Murray and Matthews. Subject to the terms and conditions therein, each 2016 SERP Agreement provides that, commencing on the first day of the month following the date on which the officer retires or otherwise experiences a separation from service, the officer will be entitled to receive a monthly payment for a period of 15 years in the amount of (i) $10,000, if the respective officer remains employed by the Bank until at least age 65 (the “2016 Full Benefit”), or (ii) a reduced monthly benefit if, prior to age 65, the officer voluntarily resigns or the Bank terminates the officer’s employment other than for “cause” (a “2016 Limited Benefit”). The actual amount of the 2016 Limited Benefit corresponds to the year in which the resignation or termination occurs and is subject to a floor of $769.25 for Mr. Murray and $666.66 for Mr. Matthews, and a cap of $9,230.75 for Mr. Murray and $9,333.33 for Mr. Matthews. If the officer’s employment is terminated for “cause,” then the officer is not entitled to any payments under the 2016 SERP Agreement. In addition, the officer’s receipt of payments under the 2016 SERP Agreement is expressly conditioned on his compliance with customary noncompetition and non-solicitation provisions. If a change in control occurs before an officer experiences a separation from service with the Bank or its affiliates, then the officer will become 100% vested in the 2016 Full Benefit upon any subsequent termination of employment, including a termination for “cause,” and the 2016 Full Benefit will be paid in the manner described above. In addition, the Bank must pay any legal fees incurred by the officer in enforcing his rights under the 2016 SERP Agreement following a change in control. A change in control will also nullify the requirement that the officer comply with the restrictive covenant provisions described above as a condition to payment under the 2016 SERP Agreement.

In order to fund its obligations under the 2016 SERP Agreements, the Bank purchased insurance policies on the life of each officer. The amount of the life insurance benefits and the distribution provisions and other terms of such policies are set forth in a 2016 Split-Dollar Agreement executed by each officer, the terms of which are described below. If an officer’s 2016 Split-Dollar Agreement is in effect on the date of his death, then no death benefits will be paid under his 2016 SERP Agreement. If the 2016 Split-Dollar Agreement is not in effect on the date of the officer’s death, then (i) if the officer dies while employed by the Bank and prior to the commencement of any payments under the 2016 SERP Agreement, the payment under the 2016 SERP Agreement will be a lump sum payment based on the present value of the 2016 Limited Benefit as of the date of the officer’s death, or (ii) if the officer dies after payments have begun under the 2016 SERP Agreement, then the payment under the 2016 SERP Agreement will be a lump-sum payment based on the present value of the remaining unpaid monthly payments due thereunder.

On September 12, 2018, the Bank entered into new Supplemental Executive Retirement Benefits Agreements (individually the “2018 SERP Agreement” and collectively the “2018 SERP Agreements”) with Messrs. Murray and Matthews.

The 2018 SERP Agreements were entered into in recognition of the increase in the responsibilities of Messrs. Murray and Matthews resulting from their appointments to the positions of Chairman of the Board of Directors and Chief Executive Officer of the Company and the Bank (for Mr. Murray) and President and Chief Financial Officer of the Company and the Bank (for Mr. Matthews) as of August 28, 2018, and are intended to provide benefits to Messrs. Murray and Matthews in addition to, and not in lieu of, the benefits provided by the 2016 SERP Agreements previously entered into with each of Messrs. Murray and Matthews.

The 2018 SERP Agreements, and the entry by the Bank into each of the agreements with Messrs. Murray and Matthews, were approved by the Compensation Committee of the Board of Directors of the Company on July 20, 2018 and by the Board of Directors on August 28, 2018.

Each 2018 SERP Agreement represents an unfunded, non-qualified benefit arrangement that is intended to serve as a retention tool and as a supplemental retirement benefit for Messrs. Murray and Matthews. Under each 2018 SERP Agreement, if Messrs. Murray or Matthews remains employed by the Bank until at least age 65, he will be entitled to receive a monthly payment of $10,000 (the “2018 Full Benefit”) for a period of fifteen years, commencing on the first day of the month following the date on which he retires or otherwise experiences a “Separation from Service” (within the meaning of Section 409A) with the Bank or its affiliates. If, prior to age 65, (i) he voluntarily resigns or (ii) the Bank terminates his employment other than for “cause,” then Mr. Murray or Mr. Matthews, as applicable, will be entitled to a reduced monthly benefit corresponding to the year in which the resignation or termination occurs (a “2018 Limited Benefit”). The minimum monthly 2018 Limited Benefit is $416.66, and the maximum monthly 2018 Limited Benefit is $9,166.66. The 2018 Limited Benefit is payable in equal monthly installments over a fifteen-year period commencing on the first day of the month following the month in which Mr. Murray or Mr. Matthews, as applicable, reaches age 65. Despite the foregoing payment schedule, any payments due under a 2018 SERP Agreement during the first six months after a Separation from Service of Mr. Murray or Mr. Matthews, as applicable, that would subject him to additional tax, interest or penalties under Section 409A will be paid to him in a lump sum on the first business day of the seventh month following the month in which his Separation from Service occurs.

If Mr. Murray or Mr. Matthews’s employment is terminated by the Bank for “cause,” as described in the 2018 SERP Agreement, then Mr. Murray or Mr. Matthews is not entitled to any payments under the 2018 SERP Agreement, and the Bank may terminate the 2018 SERP Agreement without incurring any liability thereunder. In addition, Mr. Murray or Mr. Matthews’s entitlement to payments under the 2018 SERP Agreement is expressly conditioned on his compliance with any restrictive covenants under his employment agreement. Any failure by Mr. Murray or Mr. Matthews, as applicable, to satisfy these covenants will result in a forfeiture of payments under the 2018 SERP Agreement.

If a Change in Control (as defined in the 2018 SERP Agreement) occurs before Mr. Murray or Mr. Matthews experiences a Separation from Service with the Bank or its affiliates, then he will become 100% vested in the 2018 Full Benefit upon any subsequent termination of employment, including a termination for “cause,” as described in the 2018 SERP Agreement. The 2018 Full Benefit will be paid in the manner described above. In addition, following a Change in Control, the Bank is required to pay any legal fees incurred by Mr. Murray or Mr. Matthews, as applicable, in enforcing his rights under the 2018 SERP Agreement. Upon a Change in Control, the requirement that Mr. Murray or Mr. Matthews comply with the restrictive covenant provisions described above as a condition to payment under the 2018 SERP Agreement becomes null and void.

If Mr. Murray or Mr. Matthews becomes substantially disabled while employed by the Bank, then the nature and amount of the benefit payable under the 2018 SERP Agreement will depend on whether and when he returns to work with the Bank. If his disability ceases and he returns to active employment with the Bank, then he will be treated as if he remained a full-time employee of the Bank from the effective date of the 2018 SERP Agreement until the date on which he experiences a Separation of Service following his return to work, and he will be entitled to the 2018 Full Benefit (if he remains employed until age 65) or the 2018 Limited Benefit (if he terminates employment prior to age 65). If his disability ceases but he fails to return to active employment, then he will receive the 2018 Limited Benefit.

The Bank is under no obligation to set aside, earmark or otherwise segregate any funds with which to pay the Bank’s obligations under the 2018 SERP Agreements, and the officers are and will remain unsecured general creditors of the Bank. However, the Bank must hold life insurance policies with respect to the life of each of the officers in order to fund the Bank’s obligations under the 2018 SERP Agreements. If his Split-Dollar Agreement (addressed below) is in effect on the date of his death, then no death benefits will be paid under his 2018 SERP Agreement. If the Split-Dollar Agreement is not in effect on the date of the officer’s death, as applicable, then the following death benefits will be paid under the 2018 SERP Agreement: (i) if the officer dies while employed by the Bank and prior to the commencement of any payments under the 2018 SERP Agreement, then the death benefit is a lump sum payment based on the present value of the 2018 Limited Benefit as of the date of the officer’s death, or (ii) if the officer dies after payments have begun under the 2018 SERP Agreement, then the death benefit is a lump sum payment based on the present value of the remaining unpaid monthly payments due under the 2018 SERP Agreement.

On December 13, 2018, the Bank entered into amendments to the 2016 SERP Agreements and the 2018 SERP Agreements (individually, the “SERP Agreement” and collectively, the “SERP Agreements”) with certain executive officers of the Company and the Bank, including Messrs. Murray and Matthews. The SERP Agreements were amended to modify certain termination and vesting provisions in the SERP Agreements in connection with the Proposed Merger. As amended, each of the executives will forfeit his Full Benefit (as defined in the applicable SERP Agreement) if, prior to the Full Vesting Date (as defined in the applicable SERP Agreement), he terminates employment due to a voluntary resignation (other than for Good Reason (as defined in the applicable SERP Agreement)) or a termination by the Bank for Cause (as defined in the applicable SERP Agreement). In the event of a termination of employment prior to the Full Vesting Date (w) by the Bank without Cause, (x) by the executive for Good Reason, (y) due to the executive being considered Substantially Disabled (as defined in the applicable SERP Agreement) or (z) upon a Change in Control (as defined in the applicable SERP Agreement) that occurs subsequent to the Proposed Merger, the executive will become 100% vested in and entitled to the Full Benefit, and the Full Benefit will be payable to the executive beginning on the Payment Commencement Date (as defined in the applicable SERP Agreement).

Split-Dollar Agreements

On December 18, 2015, the Bank entered into a Split-Dollar Agreement with each of Mr. Murray and Mr. Matthews (individually the “2016 Split-Dollar Agreement” and collectively the “2016 Split-Dollar Agreements”), which became effective on January 1, 2016. Each 2016 Split-Dollar Agreement provides that, upon the death of the respective officer, his beneficiaries will be entitled to receive an amount equal to the lesser of (i) the difference between the total death proceeds payable under the life insurance policies and the cash surrender value of the life insurance policies, and (ii) a death benefit in an amount that generally corresponds to the remaining amount of the 2016 Full Benefit payable under the 2016 SERP Agreement. For example, if an officer dies while employed by the Bank and at or prior to age 65, then the death benefit will be $1,800,000 for Messrs. Murray and Matthews, which represents the sum of the 2016 Full Benefit payments that would have been made under the 2016 SERP Agreement ($120,000 annually for Messrs. Murray and Matthews for 15 years). If the officer remains employed by the Bank until at least his 65th birthday, then the death benefit will automatically decrease each year by $120,000 for Messrs. Murray and Matthews, with the first decrease occurring on the date on which the officer reaches age 66. The reduction in the amount payable under each 2016 Split-Dollar Agreement following the termination of an officer’s employment reflects the fact that the life insurance policies related to the 2016 Split-Dollar Agreements also serve to fund the benefits paid under the 2016 SERP Agreements and the officer will have received those 2016 SERP Agreement benefits after his termination of employment. The Bank will be entitled to any death proceeds payable under the life insurance policies that remain after payment to the officer’s beneficiaries. The Bank and the officer’s beneficiaries will share pro rata in any interest due on the death proceeds of the life insurance policies, based on the amount of proceeds due each person, excluding any such interest.

Payment of benefits under the 2016 Split-Dollar Agreement is conditioned on (i) the officer’s compliance with certain noncompetition and non-solicitation covenants and (ii) the condition that the officer’s employment may not have been terminated for “cause.” In the event of a change in control, the foregoing conditions to payment are eliminated. Prior to a change in control, the 2016 Split-Dollar Agreements will terminate immediately upon (i) the officer’s death and payment of the death benefit, (ii) termination of the officer’s employment before age 65 for any reason other than death (in which case no death benefits will be paid to the officer’s beneficiaries), (iii) surrender or termination of the life insurance policies by the Bank pursuant to a regulatory order or other legal requirement, or (iv) the officer attaining age 80. Following a change in control that occurs before the officer experiences a separation from service from the Bank, the 2016 Split-Dollar Agreement will remain in effect until (i) the officer’s death and payment of the death benefit, or (ii) the officer attaining age 80, unless the officer consents in writing to an earlier termination.

On September 12, 2018, the Bank entered into new Split-Dollar Agreements (individually, the “2018 Split-Dollar Agreement” and collectively, the “2018 Split-Dollar Agreements”) with Mr. Murray and Mr. Matthews. The 2018 Split-Dollar Agreements were entered into in recognition of the increase in the responsibilities of the officers resulting from the previously-announced appointments of Messrs. Murray and Matthews to new positions as of August 28, 2018, and are intended to provide benefits to the officers in addition to, and not in lieu of, the benefits provided by the 2016 Split-Dollar Agreements.

The 2018 Split-Dollar Agreements, and the entry by NBC into each of the 2018 Split-Dollar Agreements with Messrs. Murray and Matthews, were approved by the Compensation Committee of the Board of Directors of the Company on July 20, 2018 and by the Board of Directors on August 28, 2018.

Under the terms of each 2018 Split-Dollar Agreement, the Bank (i) owns each of the life insurance policies with respect to the life of Mr. Murray or Mr. Matthews to which the 2018 Split-Dollar Agreement relates, (ii) will pay all required premiums to keep the life insurance policies in effect and (iii) controls all rights of ownership with respect to the life insurance policies. Each officer has the right to designate one or more beneficiaries to receive a portion of the proceeds payable upon the death of the officer.

Upon the death of an officer, the officer’s beneficiaries will be entitled to receive an amount equal to the lesser of (i) the “Death Benefit,” as defined in the 2018 Split-Dollar Agreement, or (ii) the difference between the total death proceeds payable under the Policies and the cash surrender value of the Policies, commonly known as the “net amount at risk.” In general, the amount of the Death Benefit correlates to the remaining amount of the Full Benefit payable under the 2018 SERP Agreement. If an officer dies while employed by the Bank and at or prior to age 65, then the Death Benefit will be $1,800,000, which represents the sum of the 2018 Full Benefit payments that would have been made under the 2018 SERP Agreement ($120,000 annually for 15 years). If the officer remains employed by the Bank at least until his 65th birthday, then the Death Benefit automatically decreases each year by $120,000, with the first decrease occurring on the date on which the officer reaches age 66. If an officer becomes disabled while employed by the Bank, then he will be deemed for purposes of the 2018 Split-Dollar Agreement to have been a full-time employee of the Bank through the earlier of (i) the date on which he ceases to be substantially disabled or (ii) the date on which he reaches age 65. The Bank will be entitled to any death proceeds payable under the Policies that remain after payment to the officer’s beneficiaries. The Bank and the officer’s beneficiaries will share pro rata in any interest due on the death proceeds of the Policies, based on the amount of proceeds due each person, excluding any such interest.

The 2018 Split-Dollar Agreement contains conditions to the payment of benefits thereunder, including (i) the officer’s compliance with the restrictive covenants as set forth in the 2018 SERP Agreement, and (ii) that the officer’s employment may not have been terminated for “cause,” as determined by the Bank’s Board of Directors in accordance with the standards set forth in the 2018 SERP Agreement. In the event of a Change in Control, the foregoing conditions to payment are eliminated. In addition, payments under the 2018 Split-Dollar Agreements are to be made solely from the proceeds of the life insurance policies, and the Bank has no obligation to the officers or their beneficiaries if the insurer with whom the life insurance policies are carried denies a claim, defaults on its obligation under the life insurance policies or otherwise fails to pay a claim for any reason.

Prior to a Change in Control, the 2018 Split-Dollar Agreement will terminate immediately upon (i) the officer’s death and payment of the death benefit, (ii) termination of the officer’s employment before age 65 for any reason other than death (in which case no death benefits will be paid to the officer’s beneficiaries), (iii) surrender or termination of the life insurance policies by the Bank pursuant to a regulatory order or other legal requirement or (iv) the officer attaining age 80, at which time the Death Benefit will have decreased to zero. Following a Change in Control that occurs before the officer experiences a Separation from Service with the Bank, the 2018 Split-Dollar Agreement will remain in effect until (i) the officer’s death and payment of the death benefit or (ii) the officer attaining age 80, unless the officer consents in writing to an earlier termination of the 2018 Split-Dollar Agreement.

On December 13, 2018, the Bank entered into amendments to the 2016 Split-Dollar Agreements and the 2018 Split-Dollar Agreements (the “Split-Dollar Agreements” and, together with the SERP Agreements, the “Agreements”) previously entered into with certain executive officers of the Company and the Bank, including Mr. Murray and Mr. Matthews.

The Split-Dollar Agreements were also amended to modify certain termination and benefit continuation provisions in connection with the Proposed Merger. As amended, the death benefit protection afforded by the Split-Dollar Agreements will be terminated if, prior to attaining age 65 while in the employ of the Bank, the officer’s employment is terminated, other than a termination (w) by the Bank without Cause (as defined in the applicable Split-Dollar Agreement), (x) by the executive for Good Reason (as defined in the applicable Split-Dollar Agreement), (y) due to the executive being considered Substantially Disabled (as defined in the applicable Split-Dollar Agreement) or (z) upon a Change in Control (as defined in the applicable Split-Dollar Agreement) that occurs subsequent to the Proposed Merger.

The amendments to the Agreements will become effective upon the closing of the Proposed Merger. If the closing of the Proposed Merger does not occur, then the amendments to the Agreements will be null and void.

Compensation Consultant

Under its charter, the Compensation Committee of our Board has the authority to retain its own compensation consultant. The Compensation Committee retained Pearl Meyer during 2018 to provide the Compensation Committee with independent analysis and advice on executive compensation-related matters, including the overall compensation levels for our executive officers and directors for 2018. Pearl Meyer provided the Compensation Committee with information concerning executive compensation at companies in the Company’s peer group, recommended certain changes to the Company’s director compensation (addressed below), and provided recommendations regarding the special performance-based cash bonuses in 2018. The Compensation Committee conducted an inquiry and assessment with respect to Pearl Meyer, including the factors relating to independence specified in Nasdaq listing requirements, and determined that the compensation consultant is independent of management and has no conflicts of interest in acting as a compensation consultant to the Compensation Committee. Information furnished by Pearl Meyer is one factor the committee uses when it makes decisions about compensation; other factors are described in “Elements of Executive Compensation” above.

Stock Ownership Guidelines for Executive Officers

The Company has always encouraged its executive officers to have a financial stake in the Company, and our executive officers have historically owned shares of our common stock. In 2014, the Company adopted formal stock ownership guidelines for the Company’s executive officers, as defined in Rule 3b-7 under the Exchange Act, except for James R. Thompson, for so long as Mr. Thompson maintains a direct or indirect equity ownership position in the Company’s subsidiary, CBI Holding Company, LLC. Under the ownership guidelines, which are set forth in the Company’s Corporate Governance Guidelines, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, if any, should acquire and beneficially own shares of the Company’s common stock with a value equal to at least three times their respective annual base salaries, and the other executive officers should acquire and beneficially own shares of the Company’s common stock with a value equal to at least one and one-half times their respective annual base salaries. Executive officers have until the later of the fifth anniversary of (i) the date of the listing of the Company’s shares of common stock on a national securities exchange (March 19, 2020) or (ii) the date on which he or she becomes an executive officer to satisfy the guidelines. The minimum number of shares to be held by an executive officer will be calculated on the first trading day of each calendar year based on the fair market value of such shares, as determined in accordance with the procedures set forth in the guidelines. Any subsequent change in the fair market value of the shares will not affect the amount of stock that non-employee directors should hold during that year. For purposes of satisfying the ownership guidelines, the following categories of stock are counted: (i) shares owned directly; (ii) shares owned indirectly (e.g., by a spouse, minor children or a trust); (iii) time-vesting restricted stock; (iv) performance shares that have been awarded but that are not yet vested (based on the target amount of shares on the respective dates of grant of such awards); (v) vested stock options; and (vi) vested restricted stock units. Any shares that are subject to hedging, monetization or pledging transactions are not counted toward satisfying the ownership guidelines; however, pursuant to the Company’s Policy on Insider Trading, the Company’s executive officers are prohibited from entering into hedging or monetization transactions or similar arrangements involving the Company’s stock. If the number of shares that an executive officer should own is increased as a result of an increase in the amount of such officer’s annual base salary, the officer will have five years from the effective date of the increase to attain the increased level of ownership.

Stock Ownership Guidelines for Non-Employee Directors

We have always encouraged our directors to have a financial stake in the Company, and our directors have generally owned shares of our common stock, but in 2014 the Company adopted formal stock ownership guidelines for non-employee directors. Under the ownership guidelines, which are set forth in the Company’s Corporate Governance Guidelines, each non-employee director should acquire and beneficially own shares of the Company’s common stock with a value equal to at least three times the director’s annual retainer. Non-employee directors have until the later of the fifth anniversary of (i) the date of the listing of the Company’s shares of common stock on a national securities exchange (March 19, 2020) or (ii) the date of his or her election or appointment to the Board to satisfy the guidelines. The minimum number of shares to be held by a non-employee director will be calculated on the first trading day of each calendar year based on the fair market value of such shares, as determined in accordance with the procedures set forth in the guidelines. Any subsequent change in the fair market value of the shares will not affect the amount of stock that non-employee directors should hold during that year. For purposes of satisfying the ownership guidelines, the following categories of stock are counted: (i) shares owned directly; (ii) shares owned indirectly (e.g., by a spouse, minor children or a trust); (iii) time-vesting restricted stock; (iv) performance shares that have been awarded but that are not yet vested (based on the target amount of shares on the respective dates of grant of such awards); (v) vested stock options; and (vi) vested restricted stock units. Any shares that are subject to hedging, monetization or pledging transactions are not counted toward satisfying the ownership guidelines; however, pursuant to the Company’s Policy on Insider Trading, the Company’s directors are prohibited from entering into hedging or monetization transactions or similar arrangements involving the Company’s stock. If the number of shares that a director should own is increased as a result of an increase in the amount of such director’s annual cash retainer, the director will have five years from the effective date of the increase to attain the increased level of ownership.

Director Compensation

Fees

Our non-employee directors received $1,000 for each board meeting attended (whether in person or telephonically) and $500 for each committee meeting attended (whether in person or telephonically) during 2018. All members of the Audit Committee (other than the Chairperson) receive an annual retainer of $4,000 in addition to the standard annual retainer for service on our Board.

Until May 14, 2018, chairpersons of the standing committees of our Board received additional annual retainers in the following amounts: $7,500 for the Audit Committee; $7,500 for the Risk Committee; $2,500 for the Compensation Committee; and $2,500 for the Nominating and Corporate Governance Committee. In addition, our non-employee directors received an annual retainer of $37,500, except for Mr. Page, who received a retainer of $60,000 in connection with his service as lead independent director.

On May 14, 2018, following a recommendation from the Compensation Committee, our Board approved certain changes to the compensation structure and amounts for our directors. From and after May 14, 2018, chairpersons of the standing committees of our Board received additional annual retainers in the following amounts: $10,000 for the Audit Committee; $10,000 for the Risk Committee; $7,500 for the Compensation Committee; and $5,000 for the Nominating and Corporate Governance Committee. In addition, our non-employee directors receive an annual retainer of $58,000, except for Mr. Page, who receives a retainer of $80,500 in connection with his service as lead independent director.

All of the Company’s directors also serve as directors of the Bank. During 2018, our directors received no additional compensation for this board service.

Deferral of Compensation Plan

Our directors may participate in the Deferral Plan, as described above.

2018 Non-Employee Director Compensation Table

The following table provides information regarding compensation earned by or paid to our non-employee directors in 2018:

Name(1)	Fees earned or paid in cash(2) ($)	All other compensation ($)	Total ($)
Joel S. Arogeti(7)	65,813	—	65,813
Bobby A. Bradley(3)	68,813	—	68,813
Thomas H. Coley(3)	69,313	—	69,313
Mark L. Drew(3)	71,813	—	71,813
Brian C. Hamilton(3)	24,375	—	24,375
R. Holman Head(3)(4)(7)	75,313	—	75,313
C. Phillip McWane(6)	61,313	—	61,313
G. Ruffner Page, Jr.(4)(5)(6)(7)	96,938	—	96,938
Stephen A. Sevigny, M.D. (3)(7)	65,813	—	65,813
William D. Smith, Jr.(7)	31,667	—	31,667
W. Stancil Starnes(4)(5)(7)	82,438	—	82,438
Temple W. Tutwiler, III(3)(5)(7)	78,875	—	78,875
Russell H. Vandevelde, IV(4)(7)	68,313	—	68,313

(1)

Although Messrs. Murray, Matthews, and Holcomb serve on our Board in addition to their service as our executive officers, they currently receive no additional compensation for their service as directors.

(2)

With the exception of fees paid to Mr. Arogeti, all directors’ fees paid in 2018 were deferred under the Deferral Plan and are held in an account that tracks the performance of our common stock and from which distributions may be made solely in the form of shares of our common stock. Fees owed to Mr. Arogeti for his Board service were paid in cash.

(3)	Member of our Audit Committee
(4)	Member of our Compensation Committee
(5)	Member of our Nominating and Corporate Governance Committee
(6)	Member of our Executive Committee
(7)	Member of our Risk Committee

Proposed Merger with CenterState - Pending Appointments to CenterState Board and CenterState Bank Board

On February 21, 2019, the boards of directors of CenterState and CenterState Bank each took action to appoint the following NCC directors to the CenterState and CenterState Bank boards, contingent upon the receipt of regulatory and shareholder approvals and the completion of, and effective as of the effective time of, the Merger: Mr. Holcomb, Mr. Murray, and Mr. Page.  In addition, the CenterState Bank board of directors took action to appoint Mr. Drew to the CenterState Bank board of directors only, contingent upon the receipt of regulatory and shareholder approvals and the completion of, and effective as of the effective time of, the Merger.  Effective upon commencement of each proposed director’s term, each director other than Mr. Murray would be entitled to receive the same compensation as other nonemployee directors of CenterState:  an annual cash retainer of $30,000, payable on a quarterly basis for his or her service on the board of CenterState and CenterState Bank, and a $50,000 annual retainer fee paid in CenterState’s common stock.  These amounts exclude meeting fees paid to serve on a committee of the board of directors of CenterState (i.e., Audit, Compensation, Nominating, Risk and Culture), which are currently $1,000 per meeting attended by members of a committee.

Compensation Policies and Practices as they Relate to Risk Management

The Compensation Committee is primarily responsible for the oversight of compensation risk. The Compensation Committee annually reviews the Company’s compensation arrangements to evaluate their potential for creating or increasing risk to the Company.

Compensation Committee Interlocks and Insider Participation

During 2018, our Compensation Committee consisted of the following individuals: R. Holman Head; G. Ruffner Page, Jr.; W. Stancil Starnes; and Russell H. Vandevelde, IV. None of the members of our Compensation Committee is or has been one of our officers, except that G. Ruffner Page, Jr. was considered a non-employee executive officer from December 20, 2011, until July 17, 2014, due to the position of chairman of the Executive Committee of our Board having been designated as one of our “executive officers” during such period.

None of our executive officers serves or will serve on the board of directors or compensation committee of an entity that has an executive officer that serves on our Board or the Compensation Committee thereof. No member of our Board is an executive officer of an entity for which one of our executive officers serves as a member of the board of directors or on the compensation committee thereof.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding options and rights outstanding under our equity compensation plans as of December 31, 2018. All options reflected are options to purchase common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (3)
Equity Compensation Plans Approved by Security Holders	286,849	$16.26	692,818

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	286,849	$16.26	692,818

(1)

Includes shares potentially issuable in connection with (i) performance shares underlying awards made under the 2011 Equity Plan and 2017 Equity Plan, which will be issued based on the achievement of certain performance criteria or the occurrence of certain time-based conditions associated with the awards and set forth in the applicable award agreement (based on projections of the earned percentages of outstanding performance awards as of December 31, 2018) and (ii) the exercise of outstanding stock options under the 2011 Equity Plan and the United Group Banking Company of Florida, Inc. Officers’ and Employees’ Stock Option Plan, with respect to which the adoption or assumption, as applicable, of the respective plan was approved by the Company’s stockholders. Does not include (i) 15,372 total shares potentially issuable in connection with the exercise of outstanding stock options under the Reunion Bank of Florida Officers’ and Employees’ Stock Option Plan and the Reunion Bank of Florida Directors’ Stock Option Plan, which we assumed in connection with our acquisition of Reunion, with respect to which the approval of the Company’s stockholders was not required, (ii) any options to purchase shares of our common stock under the Private Bancshares, Inc. 2006 Stock Incentive Plan, which we assumed in our acquisition of Private Bancshares but all of which have previously been exercised, (iii) 40,613 total shares potentially issuable in connection with the exercise of outstanding stock options under the Premier Community Bank of Florida 2015 Stock Option Plan, the Premier Community Bank of Florida 2017 Stock Option Plan, and the 1st Manatee Bank Amended and Restated Incentive Stock Option Plan, which we assumed in connection with our acquisition of Premier, with respect to which the approval of the Company’s stockholders was not required, (iv) 156,692 total shares potentially issuable in connection with the exercise of outstanding stock options under the Landmark Bancshares, Inc. 2007 Stock Incentive Plan, Landmark Bancshares, Inc. 2007 Stock Option Plan, and Landmark Bancshares, Inc. 2015 Long-Term Incentive Plan, which we assumed in our acquisition of Landmark, with respect to which the approval of the Company’s stockholders was not required, or (v) outstanding warrants to purchase 19,019 shares of our common stock at an exercise price of $22.73 that we assumed in connection with our acquisition of FirstAtlantic, which warrants were not granted pursuant to an equity compensation plan and with respect to which the acquisition did not require approval of the Company’s stockholders.

(2)	The weighted-average exercise price includes the weighted-average exercise price of options only.

(3)

Includes shares remaining available under the 2017 Equity Plan. All of the shares available for grant under the 2017 Equity Plan may be issued in the form of restricted stock, phantom stock, performance share awards or other equity-based awards. Because the 2011 Equity Plan was frozen on May 23, 2017 following the approval by the Company’s stockholders of the 2017 Equity Plan, no additional awards will be granted thereunder. Moreover, each of the equity plans that we have assumed was frozen at the time of the applicable acquisition.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2019, by:

(i)	each of our directors;

(ii)	each of our named executive officers listed in the Summary Compensation Table herein;

(iii)	all of our current directors and executive officers as a group; and

(iv)	each stockholder known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2019, pursuant to derivative securities, such as options, warrants or restricted stock units, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on a total of 20,813,165 shares of common stock outstanding as of March 1, 2019.

Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer is: c/o National Commerce Corporation, 600 Luckie Drive, Suite 350, Birmingham, AL 35223. None of the shares reported are pledged as security.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(13)	Percentage of Common Stock Beneficially Owned
Five Percent Stockholders
Regions Bank (as trustee) (1)	1,095,136	5.26%
T. Rowe Price Associates, Inc. (2)	1,363,422	6.55%
BlackRock, Inc. (3)	1,213,335	5.83%

Directors and Executive Officers
Joel S. Arogeti(4)	88,356	*
Bobby A. Bradley	13,310	*
Thomas H. Coley (5)	22,405	*
Mark L. Drew	26,619	*
Brian C. Hamilton	—	*
R. Holman Head	6,500	*
John H. Holcomb, III (6)	91,333	*
William E. Matthews, V (7)	45,433	*
C. Phillip McWane (8)	1,492,862	7.17%
Richard Murray, IV (9)	93,313	*
G. Ruffner Page, Jr. (10)	1,030,811	4.95%
Stephen A. Sevigny, M.D. (11)	52,366	*
William D. Smith, Jr. (12)	57,895
W. Stancil Starnes	66,551	*
Temple W. Tutwiler, III	11,655	*
Russell H. Vandevelde, IV (11)	124,430	*
All Executive Officers and Directors as a Group (21 persons)	2,495,557	11.95%

*	Represents beneficial ownership of less than 1% of the shares of our outstanding common stock.
(1)

Represents shares held by trusts for which Regions Bank serves as a fiduciary, as reported by Regions Bank and its parent company, Regions Financial Corporation, on a Schedule 13G/A filed on February 12, 2019. Regions Financial Corporation has shared voting power of 129,519 shares and shared dispositive power of 1,095,136 shares. Regions Bank has sole voting and dispositive power with respect to 129,519 shares and shared dispositive power with respect to 965,617 shares. The address of Regions Financial Corporation and Regions Bank is 1900 5th Avenue North, Birmingham, Alabama 35203.

(2)

This information is based solely upon our review of a Schedule 13G filed by T. Rowe Price Associates, Inc. on February 14, 2019, reporting beneficial ownership as of December 31, 2018. The Schedule 13G reports that, of the 1,363,422 shares reported as beneficially owned, T. Rowe Price Associates, Inc. has sole voting power with respect to 244,161 shares and sole dispositive power with respect to all 1,363,422 shares. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202.

(3)

This information is based solely upon our review of a Schedule 13G filed by BlackRock, Inc. on February 7, 2019, reporting beneficial ownership as of December 31, 2018. The Schedule 13G reports that, of the 1,213,335 shares reported as beneficially owned, BlackRock, Inc. has sole voting power with respect to 1,174,359 shares and sole dispositive power with respect to 1,213,335 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(4)

Includes (i) 8,432 shares held jointly by Mr. Arogeti and his spouse, (ii) 5,376 shares held by Mr. Arogeti’s spouse and (iii) 3,584 shares held by Mr. Arogeti’s child, with respect to which Mr. Arogeti disclaims beneficial ownership.

(5)	Includes 832 shares underlying vested warrants to purchase our common stock.
(6)	Includes 23,500 shares underlying vested options to purchase our common stock.
(7)	Includes 2,500 shares held jointly by Mr. Matthews and his spouse.
(8)

Includes (i) 803,856 shares held by The Charles Phillip McWane 2011 Grantor Retained Annuity Trust (the “McWane GRAT”), as to which Mr. McWane exercises no voting power and shared dispositive power and (ii) 161,761 shares held in The G. Ruffner Page, Jr. Grantor Retained Annuity Trust (the “Page GRAT”), over which Mr. McWane holds sole voting power but no dispositive power under the terms thereof. Pursuant to the terms of the McWane GRAT, Regions Bank, as trustee, has authority to select and dispose of assets held in the McWane GRAT, including the shares of our common stock held by the McWane GRAT, subject to the prior approval of Mr. McWane. Regions Bank is wholly owned by Regions Financial Corporation.

(9)	Includes (i) 61,560 shares held jointly by Mr. Murray and his spouse and (ii) 1,663 shares held by Mr. Murray’s dependent child, over which Mr. Murray exercises voting control.
(10)

Includes (i) 23,500 shares underlying vested options to purchase our common stock, (ii) 161,761 shares held by the Page GRAT, as to which Mr. Page exercises no voting and shared dispositive power and (iii) 803,856 shares held by the McWane GRAT, as to which Mr. Page exercises sole voting power but no dispositive power under the terms thereof. Pursuant to the terms of the Page GRAT, Regions Bank, as trustee, has authority to select and dispose of assets held in the Page GRAT, including the shares of our common stock held by the Page GRAT, subject to the prior approval of Mr. Page. Regions Bank is wholly owned by Regions Financial Corporation.

(11)	Includes (i) 35,928 shares held by Dr. Sevigny as tenants by the entirety with his spouse and (ii) 9,165 shares underlying vested options to purchase our common stock.
(12)	Includes (i) 2,384 shares held by Mr. Smith as custodian for his children and (ii) 1,192 shares held by Mr. Smith’s spouse.
(13)	Includes (i) 1,250 shares held in an individual retirement account for the benefit of Mr. Vandevelde’s spouse and (ii) 3,200 shares held by Mr. Vandevelde as custodian for his four minor children.
(14)

The share totals reported in this table do not include vested shares of our common stock credited to the accounts of directors and executive officers who participate in our Deferral Plan, described below, with respect to which such directors and executive officers do not exercise voting or investment power and may not acquire such power within 60 days of March 1, 2019 in accordance with the terms and conditions of the Deferral Plan. As of March 1, 2019, the number of shares credited to the account of each of our directors and executive officers included in the table above who participate in the Deferral Plan was as follows:

Participant	Deferred Shares
Bobby A. Bradley	5,080
Thomas H. Coley	1,672
Mark L. Drew	3,017
Brian C. Hamilton	609
R. Holman Head	5,754
John H. Holcomb, III	5,500
William E. Matthews, V	7,645
C. Phillip McWane	4,358
Richard Murray, IV	7,645
G. Ruffner Page, Jr.	15,997
Stephen A. Sevigny, M.D.	4,180
William D. Smith, Jr.	835
W. Stancil Starnes	6,018
Temple W. Tutwiler, III	5,975
Russell H. Vandevelde, IV	5,260

Proposed Merger with CenterState - Director Voting Agreements

As discussed above, on November 23, 2018, the Company entered into the Proposed Merger with CenterState. In connection with entering into the Merger Agreement, each of the directors of the Company and NBC entered into voting agreements with CenterState (the “NCC Voting Agreements”), pursuant to which each such director agreed to vote his or her shares of NCC common stock in favor of approval of the Merger Agreement and the transactions contemplated therein. The NCC Voting Agreements generally prohibit the sale or transfer of the shares held by each such director. The NCC Voting Agreements terminate upon the earlier of (i) the consummation of the Merger, (ii) the termination of the Merger Agreement or (iii) three years from the date of the NCC Voting Agreement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Policy for the Review and Approval of Related Party Transactions

Under SEC rules, a “related person” is an officer, director, nominee for director, or beneficial holder of more than 5% of any class of our voting securities since the beginning of the last fiscal year, or an immediate family member of any of the foregoing. Pursuant to our written policy on related party transactions, directors, director nominees, executive officers, and employees are required to report any transactions that constitute a transaction requiring disclosure under Item 404 of SEC Regulation S-K. Our Chief Executive Officer, in consultation with outside counsel, makes the initial determination as to whether a potential transaction constitutes a related party transaction. Following this initial determination, the Audit Committee of our Board is responsible for evaluating each related party transaction and making a recommendation to the disinterested members of our Board as to whether the transaction at issue is fair, reasonable and within our policy and whether it should be ratified and approved. The Audit Committee, in making its recommendation, considers various factors, including the benefit of the transaction to the Company, the terms of the transaction, and whether they are at arm’s-length and in the ordinary course of our business, the direct or indirect nature of the related person’s interest in the transaction, the size and expected term of the transaction, and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. The Audit Committee reviews, at least annually, a summary of our transactions with our directors and officers and with firms that employ our directors, as well as any other related person transactions.

Prior to the adoption of the written policy, our Board used similar processes and controls to obtain information from our directors, executive officers, and significant stockholders regarding related party transactions and then determined, based on the facts and circumstances, whether we or a related person had a direct or indirect material interest in these transactions. When considering potential transactions involving a related party, our officers notified our Board of the proposed transaction and our Board or a committee thereof discussed the transaction and the implications of engaging a related party. If our Board (or specified directors as required by applicable legal requirements) determined that the transaction was in the Company’s best interests, it voted to approve entering into the transaction with the applicable related party.

Relationships and Related Party Transactions

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

We have had in the past, and expect to have in the future, banking transactions in the ordinary course of business with our directors, officers, and principal stockholders, and the associates of the foregoing, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with unrelated parties. Such transactions are not expected to involve more than the normal risk of collectability nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our lending policies and statutory lending limits.

Director Independence

The listing standards of the Nasdaq Stock Market LLC (“Nasdaq”) generally require that listed companies have a majority of independent directors. Our Board has determined that all of our directors are “independent directors,” as defined in Nasdaq Marketplace Rule 5605(a)(2), except for Messrs. Holcomb, Murray and Matthews, who are our senior executive officers. In determining each director’s independence, our Board considered the services provided, any loan transactions between the Company or its subsidiaries and the director or the director’s family members or businesses with which our directors or their family members are associated, and other matters that our Board deemed pertinent.

Item 14.  Principal Accounting Fees and Services.

General

The Audit Committee has approved the engagement of PKM as the Company’s independent registered public accountants for the year ending December 31, 2019. PKM has audited our financial statements for the year ended December 31, 2018 and has served as our auditors since 2007.

Fees Paid to PKM

The following table presents fees for professional services rendered by PKM for the audit of the Company’s annual financial statements for the years ended December 31, 2018 and December 31, 2017, and fees billed for other services rendered by PKM during those periods.

	2018	2017
Audit Fees	$380,200	$371,400
Audit-Related Fees	11,500	9,500
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$391,700	$380,900

Audit Fees. Audit Fees for the past two years were for professional services rendered by PKM in connection with (i) the audits of the Company’s annual consolidated financial statements, (ii) review of the Company’s Annual Report on Form 10-K, (iii) limited reviews of the Company’s quarterly condensed consolidated financial statements included in periodic reports filed with the SEC, including out-of-pocket expenses and (iv) work performed in connection with issuing consents for the Company’s registration statement filings.

Audit-Related Fees. Audit-Related Fees for the past two years were for assurance and related services by PKM with respect to the audit and review of the Company’s financial statements, including an audit of the Company’s 401(k) plan. All audit-related services were pre-approved by the Company’s Audit Committee.

Tax Fees. There were no fees for tax compliance, tax advice or tax planning services in 2017 or 2018.

All Other Fees. All Other Fees encompasses any services provided by the independent registered public accountants other than the services reported in the other categories above. There were no such fees in 2017 or 2018.

Pre-Approval Policy

The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services performed by the independent registered public accountants, pursuant to which the Audit Committee generally is required to pre-approve the audit and permissible non-audit services performed by the independent registered public accountants in order to assure that the provision of such services does not impair the registered accountants’ independence. Unless a type of service to be provided by the independent registered public accountants has received general pre-approval, the service will require specific pre-approval by the Audit Committee. Any amounts invoiced for services rendered that materially exceed pre-approved cost levels will require specific approval by the Audit Committee prior to the payment of such invoice. On an annual basis, the Audit Committee may pre-approve specific services that are expected to be provided to the Company by the independent registered public accountants during the following twelve months. The most recent pre-approval occurred in October 2018. The Audit Committee may delegate pre-approval authority to one or more of its members, who in turn must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)  Documents filed as part of this report

(1)	Financial Statements.

The Consolidated Financial Statements of National Commerce Corporation and its subsidiaries, included herein at Item 8, are as follows:

Report of Independent Registered Public Accounting Firm—Porter Keadle Moore, LLC

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Earnings for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

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

2.1#

Agreement and Plan of Merger, dated November 23, 2018, by and between National Commerce Corporation and CenterState Bank Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36878), filed on November 26, 2018)

2.2#

Agreement and Plan of Merger, dated April 24, 2018, by and between National Commerce Corporation and Landmark Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36878), filed with the Securities and Exchange Commission on April 24, 2018)

2.3#

Agreement and Plan of Merger, dated March 20, 2018, by and among National Commerce Corporation, National Bank of Commerce and Premier Community Bank of Florida (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36878), filed with the Securities and Exchange Commission on March 21, 2018)

2.4#

Agreement and Plan of Merger, dated August 16, 2017, by and between National Commerce Corporation and FirstAtlantic Financial Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36878), filed on August 16, 2017)

2.5#

Agreement and Plan of Merger, dated April 24, 2017, by and among National Commerce Corporation, National Bank of Commerce and Patriot Bank (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36878), filed on April 25, 2017)

2.6#

Agreement and Plan of Merger, dated August 30, 2016, by and between National Commerce Corporation and Private Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36878), filed on August 31, 2016)

2.7#

Agreement and Plan of Merger, dated July 7, 2015, by and among National Commerce Corporation, National Bank of Commerce and Reunion Bank of Florida (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36878) filed on July 8, 2015)

Exhibit No.	Description

2.8#

Agreement and Plan of Merger, dated June 6, 2014, by and between National Commerce Corporation and United Group Banking Company of Florida, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-198219), filed on August 18, 2014)

2.9#

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

4.4	Form of 6.0% Fixed-to-Floating Rate Subordinated Note due June 1, 2026 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-36878), filed on May 19, 2016)

4.5	Form of Landmark Bancshares, Inc. 6.50% Fixed to Floating Subordinated Note due June 30, 2027 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q (File No. 001-36878) for the quarter ended September 30, 2018, filed on November 9, 2018)

4.6	Form of Warrant to Purchase Common Stock (FirstAtlantic Financial Holdings, Inc.) (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q (File No. 001-36878) for the quarter ended September 30, 2018, filed on November 9, 2018)

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

Exhibit No.	Description

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

Exhibit No.	Description

10.7∆	1st Manatee Bank Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-224820) filed on May 10, 2018)

10.7A∆

Form of Stock Option Agreement under the 1st Manatee Bank Amended and Restated Incentive Stock Option Plan (incorporated by reference to Exhibit 10.2A to the Registration Statement on Form S-4 (File No. 333-224820) filed on May 10, 2018)

10.8∆	1st Manatee Bank 2015 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-224820) filed on May 10, 2018)

10.8A∆

Amendment No. 1 to Premier Community Bank of Florida 2015 Stock Option Plan (incorporated by reference to Exhibit 10.3A to the Registration Statement on Form S-4 (File No. 333-224820) filed on May 10, 2018)

10.8B∆

Form of Stock Option (Employees) under the 1st Manatee Bank 2015 Stock Option Plan (incorporated by reference to Exhibit 10.3B to the Registration Statement on Form S-4 (File No. 333-224820) filed on May 10, 2018)

10.8C∆

Form of Stock Option (Outside Directors) under the 1st Manatee Bank 2015 Stock Option Plan (incorporated by reference to Exhibit 10.3C to the Registration Statement on Form S-4 (File No. 333-224820) filed on May 10, 2018)

10.9∆	1st Manatee Bank 2017 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-224820) filed on May 10, 2018)

10.9A∆

Amendment No. 1 to Premier Community Bank of Florida 2017 Stock Option Plan (incorporated by reference to Exhibit 10.4A to the Registration Statement on Form S-4 (File No. 333-224820) filed on May 10, 2018)

10.9B∆

Form of Officers’ and Employees’ Stock Option Agreement under the 1st Manatee Bank 2017 Stock Option Plan (incorporated by reference to Exhibit 10.4B to the Registration Statement on Form S-4 (File No. 333-224820) filed on May 10, 2018)

10.9C∆

Form of Directors’ Stock Option Agreement under the 1st Manatee Bank 2017 Stock Option Plan (incorporated by reference to Exhibit 10.4C to the Registration Statement on Form S-4 (File No. 333-224820) filed on May 10, 2018)

10.10∆	Landmark Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-225524) filed on June 8, 2018)

10.10A∆

First Amendment to the Landmark Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2A to the Registration Statement on Form S-4 (File No. 333-225524) filed on June 8, 2018)

10.10B∆

Form of Incentive Stock Option Award under the Landmark Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2B to the Registration Statement on Form S-4 (File No. 333-225524) filed on June 8, 2018)

10.10C∆

Form of Nonqualified Stock Option Award under the Landmark Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2C to the Registration Statement on Form S-4/A (File No. 333-225524) filed on June 20, 2018)

10.11∆	Landmark Bancshares, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (File No. 333-225524) filed on June 8, 2018)

10.11A∆

First Amendment to the Landmark Bancshares, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.3A to the Registration Statement on Form S-4 (File No. 333-225524) filed on June 8, 2018)

10.11B∆

Form of Stock Option Agreement under the Landmark Bancshares, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.3B to the Registration Statement on Form S-4 (File No. 333-225524) filed on June 8, 2018)

10.12∆	Landmark Bancshares, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-225524) filed on June 8, 2018)

10.12A∆

First Amendment to the Landmark Bancshares, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4A to the Registration Statement on Form S-4 (File No. 333-225524) filed on June 8, 2018)

10.12B∆

Form of Incentive Stock Option Award under the Landmark Bancshares, Inc. 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4B to the Registration Statement on Form S-4 (File No. 333-225524) filed on June 8, 2018)

Exhibit No.	Description

10.13∆

Executive Employment Agreement, dated November 29, 2017, by and among National Commerce Corporation, National Bank of Commerce and John H. Holcomb, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36878), filed on December 5, 2017)

10.14∆

Executive Employment Agreement, dated November 29, 2017, by and among National Commerce Corporation, National Bank of Commerce and Richard Murray, IV (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36878), filed on December 5, 2017)

10.15∆

Executive Employment Agreement, dated November 29, 2017, by and among National Commerce Corporation, National Bank of Commerce and William E. Matthews, V (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36878), filed on December 5, 2017)

10.16∆

Executive Employment Agreement, dated December 21, 2017, by and among National Commerce Corporation, National Bank of Commerce and John R. Bragg (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 001-36878), filed on March 9, 2018)

10.17∆

Executive Employment Agreement, dated December 21, 2017, by and among National Commerce Corporation, National Bank of Commerce and M. Davis Goodson, Jr. (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K (File No. 001-36878), filed on March 9, 2018)

10.18∆

Employment Agreement, dated as of August 30, 2014, by and between Corporate Billing, LLC and James R. Thompson, III (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-201371), filed on February 27, 2015)

10.19∆

Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Richard Murray, IV (incorporated by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 001-36878), filed on December 22, 2015)

10.20∆

Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and William Matthews, V (incorporated by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 001-36878), filed on December 22, 2015)

10.21∆

Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Richard Murray, IV (incorporated by reference to Exhibit 10.2A to the Current Report on Form 8-K (File No. 001-36878), filed on December 22, 2015)

10.22∆

Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and William Matthews, V (incorporated by reference to Exhibit 10.2B to the Current Report on Form 8-K (File No. 001-36878), filed on December 22, 2015)

10.23∆	National Commerce Corporation 2018 Incentive Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36878), filed on January 19, 2018)

10.24	Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K (File No. 000-55336), filed on January 26, 2015)

Exhibit No.	Description

10.25	Real Estate Sales Agreement, dated May 3, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36878), filed on August 11, 2017)

10.25A	First Amendment to Real Estate Sales Agreement, dated June 26, 2017 (incorporated by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 001-36878), filed on August 11, 2017)

10.25B	Second Amendment to Real Estate Sales Agreement, dated July 3, 2017 (incorporated by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 001-36878), filed on August 11, 2017)

10.25C	Third Amendment to Real Estate Sales Agreement, dated July 21, 2017 (incorporated by reference to Exhibit 10.1C to the Current Report on Form 8-K (File No. 001-36878), filed on August 11, 2017)

10.25D	Fourth Amendment to Real Estate Sales Agreement, dated July 28, 2017 (incorporated by reference to Exhibit 10.1D to the Current Report on Form 8-K (File No. 001-36878), filed on August 11, 2017)

10.26

Amended and Restated Limited Liability Company Agreement, dated September 1, 2014, by and between National Bank of Commerce and Factor, LLC (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-198219), filed on September 30, 2014)

10.27

Form of Option Termination Agreement, by and between Patriot Bank and each holder of outstanding options to purchase common stock of Patriot Bank (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-218826), filed on June 19, 2017)

10.28∆

2018 Supplemental Executive Retirement Benefits Agreement, entered into and effective as of September 12, 2018, by and between National Bank of Commerce and Richard Murray, IV (incorporated by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 001-36878), filed on September 17, 2018)

10.29∆

2018 Split-Dollar Agreement, entered into and effective as of September 12, 2018, by and between National Bank of Commerce and Richard Murray, IV (incorporated by reference to Exhibit 10.2A to the Current Report on Form 8-K (File No. 001-36878), filed on September 17, 2018)

10.30∆

2018 Supplemental Executive Retirement Benefits Agreement, entered into and effective as of September 12, 2018, by and between National Bank of Commerce and William E. Matthews, V (incorporated by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 001-36878), filed on September 17, 2018)

10.31∆

2018 Split-Dollar Agreement, entered into and effective as of September 12, 2018, by and between National Bank of Commerce and William E. Matthews, V (incorporated by reference to Exhibit 10.2B to the Current Report on Form 8-K (File No. 001-36878), filed on September 17, 2018)

10.32∆

Executive Employment Agreement, dated December 21, 2017, by and between National Bank of Commerce and Robert B. Aland (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36878), filed on November 9, 2018)

10.33∆

Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Robert B. Aland (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36878), filed on November 9, 2018)

10.34∆

Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Robert B. Aland (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36878), filed on November 9, 2018)

10.35∆

Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and John R. Bragg (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36878), filed on November 9, 2018)

10.36∆

Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Robert B. Aland (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36878), filed on November 9, 2018)

10.37∆

Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and John R. Bragg (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36878), filed on November 9, 2018)

Exhibit No.	Description

10.38∆

Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and John R. Bragg (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36878), filed on November 9, 2018)

10.39∆

Supplemental Executive Retirement Benefits Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Michael D. Goodson, Jr. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36878), filed on November 9, 2018)

10.40∆

Split-Dollar Agreement, dated as of January 1, 2016, by and between National Bank of Commerce and Michael D. Goodson, Jr. (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No. 001-36878), filed on November 9, 2018)

10.41A∆

Amendment Number One to Supplemental Executive Retirement Benefits Agreement, dated December 13, 2018, by and between National Bank of Commerce and Richard Murray, IV (incorporated by reference to Exhibit 10.1A to the Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)

10.41B∆

Amendment Number One to 2018 Supplemental Executive Retirement Benefits Agreement, dated December 13, 2018, by and between National Bank of Commerce and Richard Murray, IV (incorporated by reference to Exhibit 10.1B to the Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)

10.41C∆

Amendment Number One to Supplemental Executive Retirement Benefits Agreement, dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews, V (incorporated by reference to Exhibit 10.1C to the Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)

10.41D∆

Amendment Number One to 2018 Supplemental Executive Retirement Benefits Agreement, dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews, V (incorporated by reference to Exhibit 10.1D to the Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)

10.41E∆

Amendment Number One to Supplemental Executive Retirement Benefits Agreement, dated December 13, 2018, by and between National Bank of Commerce and M. Davis Goodson, Jr. (incorporated by reference to Exhibit 10.1E to the Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)

10.42A∆

Amendment Number One to 2016 Split-Dollar Agreement, dated December 13, 2018, by and between National Bank of Commerce and Richard Murray, IV (incorporated by reference to Exhibit 10.2A to the Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)

10.42B∆

Amendment Number One to 2018 Split-Dollar Agreement, dated December 13, 2018, by and between National Bank of Commerce and Richard Murray, IV (incorporated by reference to Exhibit 10.2B to the Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)

10.42C∆

Amendment Number One to 2016 Split-Dollar Agreement, dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews, V (incorporated by reference to Exhibit 10.2C to the Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)

10.42D∆

Amendment Number One to 2018 Split-Dollar Agreement, dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews, V (incorporated by reference to Exhibit 10.2D to the Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)

10.42E∆

Amendment Number One to 2016 Split-Dollar Agreement, dated December 13, 2018, by and between National Bank of Commerce and M. Davis Goodson, Jr. (incorporated by reference to Exhibit 10.2E to the Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)

10.43*	Non-Competition Agreement, dated November 23, 2018, by and between National Commerce Corporation, National Bank of Commerce, CenterState Bank Corporation, CenterState Bank, N.A. and John H. Holcomb, III

10.44*	Agreement to Terminate Employment Agreement, dated November 23, 2018, by and between National Commerce Corporation, National Bank of Commerce and John H. Holcomb, III

10.45*	Agreement to Terminate Employment Agreement, dated November 23, 2018, by and between National Commerce Corporation, National Bank of Commerce and Richard Murray, IV

10.46*	Agreement to Terminate Employment Agreement, dated November 23, 2018, by and between National Commerce Corporation, National Bank of Commerce and William E. Matthews, V

10.47*	Agreement to Terminate Employment Agreement, dated November 23, 2018, by and between National Commerce Corporation, National Bank of Commerce and M. Davis Goodson, Jr.

10.48*	Agreement to Terminate Employment Agreement, dated November 23, 2018, by and between National Commerce Corporation, National Bank of Commerce and John R. Bragg

10.49*	Agreement to Terminate Employment Agreement, dated November 23, 2018, by and between National Commerce Corporation, National Bank of Commerce and Robert B. Aland

14.1	Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K (File No. 000-55336), filed on February 20, 2015)

14.2	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.2 to the Annual Report on Form 10-K (File No. 000-55336), filed on February 20, 2015)

Exhibit No.	Description

21.1*	Subsidiaries of National Commerce Corporation

23.1*	Consent of Porter Keadle Moore, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*	Interactive Data Files

________________

*	Filed herewith.

∆	Denotes a management compensatory plan, agreement or arrangement.

#	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. National Commerce Corporation agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March, 2019.

NATIONAL COMMERCE CORPORATION

By:	/s/ Richard Murray, IV
Richard Murray, IV
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Richard Murray, IV	Chairman of the Board and Chief Executive Officer	March 4, 2019
Richard Murray, IV	(Principal Executive Officer)

/s/ William E. Matthews, V	President and Chief Financial Officer	March 4, 2019
William E. Matthews, V	(Principal Financial Officer)

/s/ Shelly S. Williams	Senior Vice President and Chief Accounting Officer	March 4, 2019
Shelly S. Williams	(Principal Accounting Officer)

/s/ John H. Holcomb, III	Vice Chairman of the Board	March 4, 2019
John H. Holcomb, III

/s/ Joel S. Arogeti	Director	March 4, 2019
Joel S. Arogeti

/s/ Bobby A. Bradley	Director	March 4, 2019
Bobby A. Bradley

/s/ Thomas H. Coley	Director	March 4, 2019
Thomas H. Coley

/s/ Mark L. Drew	Director	March 4, 2019
Mark L. Drew

/s/ Brian C. Hamilton	Director	March 4, 2019
Brian C. Hamilton

/s/ R. Holman Head	Director	March 4, 2019
R. Holman Head

/s/ C. Phillip McWane	Director	March 4, 2019
C. Phillip McWane

/s/ G. Ruffner Page, Jr.	Director	March 4, 2019
G. Ruffner Page, Jr.

/s/ Stephen A. Sevigny	Director	March 4, 2019
Stephen A. Sevigny

/s/ William D. Smith, Jr.	Director	March 4, 2019
William D. Smith, Jr.

/s/ W. Stancil Starnes	Director	March 4, 2019
W. Stancil Starnes

/s/ Temple W. Tutwiler, III	Director	March 4, 2019
Temple W. Tutwiler, III

/s/ Russell H. Vandevelde, IV	Director	March 4, 2019
Russell H. Vandevelde, IV